Form 10-Q
period 1999-09-30
XM SATELLITE RADIO HOLDINGS INC
filed 1999-11-12
CIK 1091530

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 30, 1999

    Commission file number    000-27441

                       XM SATELLITE RADIO HOLDINGS INC.
    -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



               DELAWARE                                     54-1878819
    -----------------------------------------------------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)


                         1250 23RD STREET NW, SUITE 57
                              WASHINGTON DC 20037
    -----------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip code)

                                 202-969-7100
    -----------------------------------------------------------------------
             (Registrant's telephone number, including area code)



    -----------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes          No  X
                     ____        ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK, $0.01 PAR VALUE             26,435,471 SHARES
CLASS B COMMON STOCK, $0.01 PAR VALUE             17,872,176 SHARES
--------------------------------------------
(Class) (Outstanding as of October 19, 1999)

                       XM SATELLITE RADIO HOLDINGS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                     INDEX


     Part I - Financial Information
                                                                 Page


     Unaudited Condensed Consolidated Statements of                1
      Operations for the three and nine month periods ended September 30, 1998 and 1999 and for the period December 15, 1992 (date of inception) to September 30, 1999


     Condensed Consolidated Balance Sheets as of                   2
      December 31, 1998, September 30, 1999 (unaudited), and Pro Forma September 30, 1999 (unaudited)


     Unaudited Condensed Consolidated Statements of Cash           3
      Flows for the nine month periods ended September 30, 1998 and 1999 and for the period December 15, 1992
      (date of inception) to September 30, 1999


     Notes to Unaudited Condensed Consolidated Financial           5
      Statements


     Management's Discussion and Analysis of Financial             9
      Condition and Results of Operations


     Part II - Other Information


     Signatures

PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements


                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARY
                         (A Development Stage Company)

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS Three-Month and Nine-Month Periods ended September 30, 1998 and 1999, and for the period from
          December 15, 1992 (date of inception) to September 30, 1999

                                                        Three Months ended          Nine Months ended           December 15, 1992
                                                           September 30,              September 30,            (date of inception)
                                                        1998          1999          1998         1999         to September 30, 1999
                                                        ----          ----          ----         ----         ---------------------
                                                                      (in thousands, except share and per share data)
Revenue.....................................          $    --       $    --       $    --      $    --                $     --

Operating expenses:
  Research and development..................            1,967         2,219         5,834        3,596                  10,538
  Professional fees.........................              537         3,372         4,260        5,933                  12,264
  General and administrative................            1,361         3,783         1,903        8,286                  12,316
                                                      -------      --------      --------     --------                --------

    Total operating expenses................            3,865         9,374        11,997       17,815                  35,118
                                                      -------      --------      --------     --------                --------

    Operating loss..........................           (3,865)       (9,374)      (11,997)     (17,815)                (35,118)

Other expense--interest income
  (expense), net............................                8        (8,028)            8       (7,952)                 (8,475)
                                                      -------      --------      --------     --------                --------

    Net loss................................          $(3,857)     $(17,402)     $(11,989)    $(25,767)               $(43,593)
                                                      =======      ========      ========     ========                ========

Net loss per share:
  Basic and diluted.........................           $(0.58)       $(2.60)       $(1.79)      $(3.85)
                                                      =======      ========      ========     ========

Weighted average shares used in
  computing net loss per share-basic
  and diluted                                       6,689,250     6,701,513     6,689,250    6,693,338
                                                    =========     =========     =========    =========

Pro forma net loss per share:
  Basic and diluted                                    $(0.09)       $(0.39)       $(0.27)      $(0.58)
                                                    =========     =========     =========    =========

Weighted average shares used in
  computing  pro forma net loss
  per share  basic and diluted                     44,292,931    44,305,194    44,292,931   44,297,019
                                                   ==========    ==========    ==========   ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARY
                         (A Development Stage Company)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
    December 31, 1998, September 30, 1999, and Pro Forma September 30, 1999

                                                                                                                     Pro Forma
                                                                                      December 31,  September 30,   September 30,
                                                                                          1998          1999            1999
                                                                                          ----          ----            ----
                                                                                                             (unaudited)
                                                                                           (in thousands, except share data)
                                       ASSETS
Current assets:
  Cash and cash equivalents......................................................     $     310     $ 54,356         168,553
  Prepaid and other current assets...............................................           172          579             579
                                                                                      ---------     --------        --------
    Total current assets.........................................................           482       54,935         169,132
 Other assets:
  System under construction......................................................       169,029      282,316         282,316
  Property and equipment, net of accumulated depreciation and amortization.......           449        1,153           1,153
  Goodwill and intangibles, net of accumulated amortization......................            --       50,823          50,823
  Other assets, net of accumulated amortization..................................           525       17,590          17,590
                                                                                       --------     --------        --------
    Total assets.................................................................      $170,485     $406,817        $521,014
                                                                                       ========     ========        ========
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 Current liabilities:
  Accounts payable and accrued expense...........................................      $ 23,569     $ 19,051        $ 19,051
  Due to related parties.........................................................        13,767          172             172
  Accrued interest on loans payable..............................................         1,907           --              --
  Loans payable due to related parties...........................................        91,546           --              --
  Term loan......................................................................            34           --              --
                                                                                       --------     --------        --------
    Total current liabilities....................................................       130,823       19,223          19,223

  Term loan, net of current portion..............................................            53           --              --
  Subordinated convertible notes payable to related party........................        45,583      103,094              --
  Series A convertible notes payable.............................................            --      250,000              --
  Accrued interest on notes payable..............................................         1,209        9,856              --
  Capital lease, net of current portion..........................................            --          310             310
                                                                                       --------     --------        --------
    Total liabilities............................................................       177,668      382,483          19,533
                                                                                       --------     --------        --------

  Preferred stock, par value $0.01; 60,000,000 shares authorized, no shares issued and outstanding at December 31, 1998 and September 30, 1999, respectively, and 10,761,677 shares issued and outstanding pro forma at
   September 30, 1999............................................................            --           --             108
  Common stock old, par value $0.10; 160,542,000 shares authorized,
   6,689,250 shares issued and outstanding at December 31, 1998, and no shares issued and outstanding at September 30, 1999 and pro forma September 30,
   1999, respectively............................................................           669           --              --
  Class A common stock, par value $0.01; 180,000,000 shares authorized, no shares,
   14,716 shares and 26,004,049 shares issued and outstanding at December 31, 1998,
   September 30, 1999, and pro forma September 30, 1999, respectively............            --           --             260
  Class B common stock, par value $0.01; 30,000,000 shares authorized, no shares,
   6,689,250 shares and 17,822,808 shares issued and outstanding at December 31, 1998,
   September 30, 1999, and pro forma September 30, 1999, respectively............            --           67             178
  Class C common stock, par value $0.01; 30,000,000 shares authorized, no shares issued and outstanding at December 31, 1998, September 30, 1999
   and pro forma September 30, 1999, respectively................................            --           --              --

  Additional paid-in capital.....................................................         9,974       67,860         544,528
  Deficit accumulated during development stage...................................       (17,826)     (43,593)        (43,593)
                                                                                       --------     --------        --------
    Total stockholders' equity (deficit).........................................        (7,183)      24,334         501,481
                                                                                       --------     --------        --------
   Commitments and contingencies
    Total liabilities and stockholders' equity (deficit)                              $170,485     $406,817        $521,014
                                                                                      ========     ========        ========

See accompanying notes to unaudited condensed consolidated financial statements.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARY
                         (A Development Stage Company)

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Nine Months ended September 30, 1998 and 1999,
                            and for the period from
          December 15, 1992 (date of inception) to September 30, 1999

                                                                       Nine Months ended                  December 15, 1992
                                                                         September 30,                 (date of inception) to
                                                                       1998         1999                 September 30, 1999
                                                                        ----         ----                ------------------
                                                                                           (in thousands)
Cash flows from operating activities:
 Net loss.......................................................    $(11,989)    $(25,767)                     $(43,593)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization.................................          16        1,469                         1,559
  Beneficial conversion charge..................................          --        5,520                         5,520
  Stock compensation............................................          --          140                           140
  Changes in operating assets and liabilities:
   Increase in prepaid and other current assets.................        (100)        (407)                         (619)
   Increase in other assets.....................................          --         (609)                         (609)
   Increase (decrease) in accounts payable and accrued
    expenses....................................................         464      (15,379)                      (13,678)
   Increase (decrease) in amounts due to related parties........      29,449         (286)                       13,481
   Increase in accrued interest.................................          --        2,829                         3,344
                                                                    --------     --------                      --------
    Net cash provided by (used in) operating activities.........      17,840      (32,490)                      (34,455)
                                                                    --------     --------                      --------

Cash flows from investing activities:
 Purchase of property and equipment.............................        (279)        (478)                         (984)
 Additions to system under construction.........................     (40,746)     (93,935)                     (227,372)
 Other investing activities.....................................          --       (6,085)                       (6,085)
                                                                    --------     --------                      --------
    Net cash used in investing activities.......................     (41,025)    (100,498)                     (234,441)
                                                                    --------     --------                      --------

Cash flows from financing activities:
 Proceeds from sale of common stock and capital
  contribution..................................................          --           --                         9,143
 Proceeds from issuance of loan payable to related party........         336        1,548                        81,938
 Proceeds from issuance of options..............................          --           --                         1,500
 Proceeds from issuance of subordinated convertible notes to
  related party.................................................      22,000       21,419                        67,002
 Proceeds from issuance of Series A convertible notes...........          --      250,000                       250,000
 Repayments of loans payable to related party...................          --      (75,000)                      (75,000)
 Payments for deferred financing costs..........................          --      (10,849)                      (11,242)
 Other net financing activities.................................         849          (84)                          (89)
                                                                    --------     --------                      --------

  Net cash provided by financing activities.....................      23,185      187,034                       323,252
                                                                    --------     --------                      --------
  Net increase in cash and cash equivalents.....................          (1)      54,046                        54,356
                                                                      ------     --------                      --------

Cash and cash equivalents at beginning of year..................           1          310                            --
Cash and cash equivalents at end of period......................     $     0      $54,356                       $54,356
                                                                     =======      =======                       =======

Supplemental cash flow disclosure:
 Liabilities exchanged for new debt.............................     $   --      $81,676                       $81,676
 Interest capitalized...........................................     $7,311      $14,533                       $28,258
 Interest converted into principal note balance.................     $4,582      $ 4,601                       $14,259
 Acquisition of goodwill........................................     $   --      $51,624                       $51,624
 Accrued system milestone payments..............................     $   --      $ 5,000                       $ 5,000
 Accrued expenses transferred to loan balance...................     $   --      $ 7,405                       $ 7,405
 Property acquired through capital lease........................     $   --      $   431                       $   431



See accompanying notes to unaudited condensed consolidated financial statements.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARY
                         (A Development Stage Company)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Business

XM Satellite Radio Inc. ("XMSR"), formerly American Mobile Radio Corporation, was incorporated on December 15, 1992 in the State of Delaware as a wholly owned subsidiary of American Mobile Satellite Corporation ("AMSC") for the purpose of procuring a digital audio radio service ("DARS") license. Business activity for the period December 15, 1992 through December 31, 1996 was insignificant. Pursuant to various financing agreements entered into in 1997 between AMSC, XMSR and WorldSpace, Inc. ("WSI"), WSI acquired a 20 percent interest in XMSR.

On May 16, 1997, AMSC and WSI formed XM Satellite Radio Holdings Inc. (the "Company"), formerly AMRC Holdings Inc., as a holding company for XMSR in connection with the construction, launch and operation of a domestic communications satellite system for the provision of DARS. AMSC and WSI exchanged their respective interests in XMSR for equivalent interests in the Company, which had no assets, liabilities or operations prior to the transaction.

On July 7, 1999, AMSC acquired WSI's remaining debt and equity interests in the Company in exchange for approximately 8.6 million shares of AMSC's common stock (see Note 4).

(2) Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Holdings Inc. and subsidiary, a development stage entity, as of September 30, 1999, and the results of operations and cash flows for the three and nine months ended September 30, 1998 and 1999, and the period from December 15, 1992 (date of inception) through September 30, 1999. The results of operations for the three and nine months ended September 30, 1998 and 1999 are not necessarily indicative of the results that may be expected for the full year. These condensed financial statements are unaudited, and do not include all related footnote disclosures. The interim unaudited condensed financial statements should be read in conjunction with the audited financial statements of the Company included in the Company's filings with the Securities and Exchange Commission.

On September 9, 1999, the board of directors of the Company determined to effect a stock split providing 53,514 shares of stock for each share owned. All references to the number of common shares and per share amounts in the unaudited condensed consolidated financial statements and notes thereto have been restated to reflect the effect of the split for all periods presented.

The Pro Forma September 30, 1999 condensed consolidated balance sheet gives effect to (i) the conversion of the $250 million Series A Convertible debt, together with associated accrued interest of $6.3 million, into 10,761,677 shares of Series A Convertible Preferred Stock and 15,748,333 shares of Class A Common Stock; (ii) the conversion of the $21.4 million and $81.7 million of notes issued to AMSC, together with associated accrued interest of $3.6 million, into 11,133,558 shares of Class B Common Stock; and (iii) the sale of 10,241,000 shares of Class A Common Stock through an initial public offering at $12 per share, which yielded net proceeds of $114.2 million, as if these transactions had occurred at September 30, 1999 (see Note 10 Subsequent Events).

(3) Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No.98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company has presented historical basic and diluted net income (loss) per share in accordance with SFAS No. 128. As the Company had a net loss in each of the periods presented, basic and diluted net income (loss) per share is the same. Pro Forma basic and diluted net income (loss) per share has been calculated assuming (i) the conversion of $150 million Series A convertible notes, together with associated accrued interest of $4.1 million, into 16,179,755 shares of Class A common stock; (ii) the conversion of the $21.4 million and $81.7 million of notes issued to AMSC, together with associated accrued interest of $3.8 million, into 11,182,926 shares of Class B common stock; and (iii) the sale of 10,241,000 shares of Class A common stock through an initial public offering, as if these transactions had occurred at January 1, 1998.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARY
                         (A Development Stage Company)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(4) Exchange of WSI's Interest in XM Radio (WorldSpace Transaction)

On July 7, 1999, AMSC acquired WSI's remaining debt and equity interests in the Company in exchange for approximately 8.6 million shares of AMSC's common stock. Additionally, the Company issued an aggregate $250.0 million of Series A subordinated convertible notes (see Note 6) to several new investors and used $75.0 million of the proceeds it received from the issuance of these notes to redeem certain outstanding loan obligations owed to WSI. As a result of these transactions, as of July 7, 1999, AMSC owned all of the issued and outstanding stock of the Company. Concurrent with AMSC's acquisition of the remaining interest in the Company, the Company recognized goodwill of $51.6 million, which is being amortized over 15 years.

(5) Recapitalization

Concurrently with the transaction discussed in Note 4, the Company's capital structure was reorganized. As a result, AMSC held 6,689,250 shares of Class B common stock. The Class B common stock has three votes per share. The Company also has authorized Class A common stock, which is entitled to one vote per share and non- voting Class C common stock. As of September 30, 1999, there were 14,716 shares of Class A common stock issued and outstanding. The Class B common stock is convertible into Class A common stock on a one for one basis, as follows: (1) at any time at the discretion of AMSC, (2) following the Company's initial public offering, at the direction of the holders of a majority of the then outstanding shares of Class A common stock (which majority must include at least 20% of the public holders of Class A common stock), and (3) on or after January 1, 2002, at the direction of the holders of a majority of the then outstanding shares of the Company's Class A common stock. Such conversion will be effected only upon receipt of FCC approval of AMSC's transfer of control of the Company to a diffuse group of shareholders.

The Company also authorized 60,000,000 shares of preferred stock, of which 15,000,000 shares are designated Series A convertible preferred stock, par value $0.01 per share. The Series A convertible preferred stock is convertible into Class A common stock at the option of the holder. The Series A preferred stock is non-voting and receives dividends, if declared, ratably with the common stock. No such shares had been issued as of September 30, 1999 (see Note 10 Subsequent Events).

(6) Issuance of Series A Subordinated Convertible Notes of XM Radio to New Investors

At the closing of the transaction described in Note (4) above, the Company issued an aggregate $250.0 million of Series A subordinated convertible notes to six new investors--General Motors Corporation, $50.0 million; Clear Channel Investments, Inc., $75.0 million; DIRECTV Enterprises, Inc., $50.0 million; and Columbia Capital, Telcom Ventures, L.L.C. and Madison Dearborn Partners, $75.0 million. The Series A subordinated convertible notes issued by the Company are convertible into shares of the Company's Series A convertible preferred stock (in the case of notes held by General Motors Corporation and DIRECTV) or Class A common stock (in the case of notes held by the other investors) at the election of the holders or upon the occurrence of certain events, including an initial public offering of a prescribed size (see Note 10 Subsequent Events). The conversion price is $9.52 aggregate principal amount of notes for each share of the Company's stock. The notes mature on December 31, 2004, or, if the Company issues at least $50.0 million aggregate principal amount of high yield debt securities, the Company will be entitled to extend the maturity date of the subordinated convertible notes to a date no later than the six-month anniversary of the stated maturity date of such high yield debt securities. The notes are senior to all existing Company indebtedness, including certain notes held by AMSC that are convertible into the Company's stock, but will be subordinate to any future high yield debt securities issued by the Company.

(7) Repayment and Conversion of Notes

Using part of the proceeds from the issuance of its Series A subordinated convertible notes, described in Note 6, on July 7, 1999, the Company paid WSI $75.0 million to repay an outstanding portion of notes payable to WSI. The Company then exchanged the $54.5 million of the subordinated convertible notes payable, $6.9 million in demand notes, $20.3 million in accrued interest and all of the outstanding options to acquire the Company's common stock for an $81.7 million note to AMSC.

(8) Notes to Related Party

On January 15, 1999, the Company issued a convertible note to AMSC for $21.4 million . This note matures on September 30, 2006 and carries an interest rate of LIBOR plus five percent per annum. Interest is payable upon maturity. AMSC shall have a right to convert all or a portion of the aggregate principal amount of the note into shares of common stock at a conversion price of $16.35 per share. On July 7, 1999 the Company amended the convertible note agreement with AMSC to change the maturity date to December 31, 2004, unless extended in certain circumstances if the Company issues high yield debt securities, modified the conversion provisions to Class B common stock. It also provided for the

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARY
                         (A Development Stage Company)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

conversion of the aggregate principal into Class B common stock at a price of $16.35 per share and the conversion of the accrued interest in Class B common stock at a price of $9.52 per share.

Following the Worldspace Transaction described in Notes (4) and (7) above, the Company issued a convertible note to AMSC for $81.7 million. This note bears interest at LIBOR plus five percent per annum and is due December 31, 2004, unless extended in certain circumstances if the Company issues high yield debt securities. The note is convertible at AMSC's option at $8.65 per Class B common share. The Company took a one-time $5.5 million charge to interest due to the beneficial conversion feature of the new AMSC note (see Note 10 Subsequent Events).

(9) Commitments and Contingencies

(a) Satellite Contract

During the first half of 1999, the Company and Hughes Space and Communications, Inc. ("Hughes") amended the satellite contract to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. The Company expects to incur total payment obligations under this contract of approximately $541.3 million, which includes amounts the Company expects to pay pursuant to the exercise of the option to build the ground spare satellite and certain financing costs and in- orbit incentive payments. As of September 30, 1999, the Company had paid $147.9 million under this contract.

(b) Technology Licenses Agreement

During the nine months ended September 30, 1999, the Company incurred additional costs of $100,000 under the technology licenses agreement with AMSC and Worldspace Management Corporation, giving a cumulative total from inception of $6,724,000. The Company does not currently anticipate incurring any further costs under this agreement.

(c) LCC International Services Contract

In August 1999, the Company signed a contract with LLC International, a related party, for the engineering for its terrestrial repeater network. Payments by the Company under this contract are expected to aggregate approximately $115 million, through April 15, 2001. As of September 30, 1999, the Company has paid $3.9 million under this contract.

(d) General Motors Distribution Agreement

The Company has signed a long-term distribution agreement with the OnStar division of General Motors providing for the installation of XM radios in General Motors vehicles. During the term of the agreement, which expires 12 years from the commencement date of the Company's commercial operations, General Motors has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non- exclusive right to arrange for the installation of XM radios included in OnStar systems in non-General Motors vehicles that are sold for use in the United States. The Company has significant annual, fixed payment obligations to General Motors for four years following commencement of commercial service. These payments approximate $35 million in the aggregate during this period. Additional annual fixed payment obligations beyond the initial four years of the contract term range from less than $35 million to approximately $130 million through 2009, aggregating approximately $400 million. In order to encourage the broad installation of XM radios in General Motors vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to General Motors when the owners of General Motors vehicles with installed XM radios become subscribers for the Company's service. The Company must also share with General Motors a percentage of the subscription revenue attributable to General Motors vehicles with installed XM radios, which percentage increases until there are more than 8 million General Motors vehicles with installed XM radios. The Company will also make available to General Motors bandwidth on the Company's system. The agreement is subject to renegotiation at any time based upon the installation of radios that are interoperable or capable of receiving CD Radio's service. The agreement is subject to renegotiation if, four years after the commencement of XM Radio's commercial operations and at two-year intervals thereafter GM does not achieve and maintain specified installation levels of General Motors vehicles capable of receiving the Company's service, starting with 1.24 million units after four years, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. General Motors' exclusivity obligations will discontinue if, four years after the Company commences commercial operations and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARY
                         (A Development Stage Company)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(e) Office Lease

On September 29, 1999, the Company entered into a noncancelable operating lease for office space that will expire in 2010. The future minimum lease payments under the noncancelable lease will be as follows (in thousands):

         Year ending December 31:
         ------------------------

         1999..........................   $    --
         2000..........................       667
         2001..........................     2,021
         2002..........................     2,085
         2003..........................     2,149
         Thereafter....................    16,566
                                          -------
                                          $23,488
                                          =======

Concurrent with the execution of the lease agreement, the Company established a $3.4 million letter of credit as a security deposit for the office space.

(f) Patent Infringement Action

In January, 1999, a competitor of the Company commenced an action against the Company for patent infringement. In February, 1999, the Company filed an answer to the action. The Company does not believe that it has infringed and will not infringe any of the competitor's patents and intends to vigorously defend against the suit; however, the outcome is uncertain at this time.

(g) FCC Occurrences

AMSC and WSI had previously submitted an application for Consent and Transfer of Control with the FCC. Challenges have been filed against the application. The application was withdrawn on July 7, 1999 based upon the WorldSpace Transaction.

(10) Subsequent Events

(a) Initial Public Offering

On October 8, 1999, the Company completed its initial public offering of 10,000,000 shares of Class A common stock at $12.00 per share. The offering yielded net proceeds of $111.5 million.

On October 17, 1999, the underwriters of the Company's initial public offering exercised the over-allotment option for an additional 241,000 shares of Class A common stock at $12.00 per share. This exercise yielded net proceeds of $2.7 million.

(b) Conversion of Series A Subordinated Convertible Notes

Concurrent with the closing of the Company's initial public offering, the $250 million of Series A subordinated convertible notes together with associated accrued interest of $6.8 million were converted into 10,786,504 shares of Series A convertible preferred stock and 16,179,755 shares of Class A common stock.

(c) Conversion of Notes to Related Party

Concurrent with the closing of the Company's initial public offering, the $21.4 million and $81.7 million notes issued to AMSC together with associated accrued interest of $3.8 million were converted into 11,182,926 shares of Class B common stock.

Item 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections herein, including statements regarding the development of the Company's business, the markets for the Company's services, the Company's anticipated capital expenditures, and other similar statements are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements use such words as "plans", "expects", "will", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believes", "anticipates", "intends", "may", "should", "continue", "seek", "could" and other similar reasonable expressions. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, the key factors that have a direct bearing on the Company's future results of operations. These are the potential risk of delay in implementing the Company's business plan; possible increased costs of construction and launch of necessary satellites; dependence on Hughes Space and Communications, Inc. and consumer electronics manufacturers; the availability of receivers and antennas; risk of launch failure; unproven market for the Company's proposed service; unproven application of existing technology; the Company's need for additional financing, as well as other risks referenced from time to time in the Company's filings with the SEC, including the Company's Registration Statement on Form S-1 (File No. 333-83619). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect the occurrence of unanticipated events.

The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included herewith, and with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and notes thereto for the years ended December 31, 1997 and 1998, and for the period from December 15, 1992 (date of inception) to December 31, 1998, included in the Company's Form S-1 (File No. 333-83619).


OVERVIEW

XM Satellite Radio Inc. was incorporated in Delaware in 1992 as a wholly-owned subsidiary of American Mobile Satellite Corporation ("AMSC"). XM Satellite Radio Holdings Inc. became a holding company for XM Satellite Radio Inc. in connection with a strategic investment by WorldSpace, Inc. ("WSI") in early 1997. In July 1999, following the Company's repayment of $75.0 million in debt owed to WSI, WSI conveyed all of its debt and equity interest in the Company to a trust. AMSC then acquired all of that interest from the trust, making AMSC the Company's only stockholder at that time. In July 1999, the Company issued $250.0 million
of Series A subordinated convertible notes.   In October 1999, the Company
completed an initial public offering and exercised an overallotment option for a cumulative total of 10,241,000 shares of Class A common stock, yielding net proceeds of $114.2 million. Concurrent with the closing of the Company's initial public offering, the $250.0 million of Series A subordinated convertible notes, together with associated accrued interest of $6.8 million, were converted into 10,786,504 shares of Series A convertible preferred stock and 16,179,755 shares of Class A common stock. Additionally, the $21.4 million and $81.7 million issued to AMSC, together with associated accrued interest of $3.8 million converted into 11,182,926 shares of Class B common stock.

The Company is in the development stage. Since the Company's inception in December 1992, the Company has devoted its efforts to establishing and commercializing the XM Radio system. The Company's activities were limited until 1997, when it pursued and obtained regulatory approval from the FCC to provide satellite radio service. The Company's principal activities to date have included

 -  designing and developing the XM Radio system;

 -  negotiating contracts with satellite and launch vehicle operators, specialty
    programmers, radio manufacturers and car    manufacturers;

 -  developing technical standards and specifications;

 -  conducting market research; and

 -  securing financing for working capital and capital expenditures.

The Company has incurred substantial losses to date and expect to continue to incur significant losses for the foreseeable future as it continues to design, develop and deploy the XM Radio system and for some period following its commencement of commercial operations.

The Company intends to capitalize all costs related to its satellite contract and its FCC license, including all applicable interest. These capitalized costs will be depreciated over the estimated useful lives of the satellites and ground control stations. Depreciation of the Company's satellites will commence upon in-orbit delivery. Depreciation of the Company's satellite control facilities and terrestrial repeaters and the amortization of its FCC license will start upon the commencement of commercial operations.

After the Company begins commercial operations, which it are targeting for the second quarter of 2001, the Company anticipates that its revenues will consist primarily of customers' subscription fees and advertising revenues.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared With Three Months Ended September 30, 1998

Research and development expenses increased to approximately $2.2 million for the three months ended September 30, 1999, compared with approximately $2.0 million for the three months ended September 30, 1998. The increase in the research and development expenses primarily resulted from the commencement of development of some of the Company's system technology during the third quarter of 1999.

Professional fees increased to approximately $3.4 million for the three months ended September 30, 1999, compared with $0.5 million for the three months ended September 30, 1998. Professional fees for the three months ended September 30, 1999 primarily reflect legal, regulatory and marketing expenses. Professional fees for the three months ended September 30, 1998 reflect regulatory and consulting activities. The professional fees increased as the Company engaged more consultants. The Company expects the professional fees to trend upward as it continues to develop the system and market strategy.

General and administrative expenses increased to $3.8 million for the three months ended September 30, 1999, compared with $1.4 million for the three months ended September 30, 1998. The increase primarily reflects increased headcount and facility expenses, which are anticipated to continue to increase through commercial operations. The Company also commenced the amortization of its goodwill and intangibles during the three months ended September 30, 1999.

As of September 30, 1999 and 1998, the Company owed $353.1 million and $107.7 million, respectively, under various debt agreements which it entered into for the purpose of financing the XM Radio system. The Company capitalized interest costs of $6.4 million and $2.6 million associated with its FCC license and the XM Radio system during the three months ended September 30, 1999 and 1998, respectively. The Company expensed interest costs of $8.9 million and $0.0 million during the three months ended September 30, 1999 and 1998, respectively. The Company incurred a one-time $5.5 million charge to interest due to the beneficial conversion feature of the new AMSC note. The Company also exceeded its interest capitalization threshold by $3.4 million during the quarter ended September 30, 1999.

Interest income increased to $0.9 million for the three months ended September 30, 1999, compared with the three months ended September 30, 1998, which was insignificant. The increase was the result of higher average balances of cash and short-term investments during the three months ended September 30, 1999 due to the proceeds from the issuance of Series A convertible notes in the third quarter of 1999 exceeding the amounts of expenditures for satellite and launch vehicle construction, other capital expenditures and operating expenses.

Depreciation expense of computers and related facilities amounted to $0.1 million during the three months ended September 30, 1999. The Company had no significant fixed assets in service during the three months ended September 30, 1998.

The net loss for the three-month periods ended September 30, 1999 and 1998 was $17.4 million and $3.9 million, respectively. The increase in net losses for the three month ended September 30, 1999, compared with the three months ended September 30, 1998, reflects an increase in interest expense and additional general and administration expenses, primarily due to increased headcount and facility expenses, in preparation for commercial operations, and the commencement of amortization of goodwill and intangibles.

Nine Months Ended September 30, 1999 Compared With Nine Months Ended September 30, 1998

Research and development expenses decreased to $3.6 million for the nine months ended September 30, 1999 compared with $5.8 million for the nine months ended September 30, 1998. The decrease in research and development expenses resulted from the completion of the development of some of the Company's system technology during 1998.

Professional fees increased to approximately $5.9 million for the nine months ended September 30, 1999, compared with $4.3 million for the nine months ended September 30, 1998. The increase primarily reflects additional legal, regulatory and marketing expenses.

General and administrative expenses increased to $8.3 million for the nine months ended September 30, 1999, compared with $1.9 million for the nine months ended September 30, 1998. The increase primarily reflects increased headcount and facility expenses to begin program management and operations. The Company also commenced the amortization of our goodwill and intangibles during the nine months ended September 30, 1999.

As of September 30, 1999 and 1998, the Company owed $353.1 million and $107.7 million, respectively, under various debt agreements which it entered into for the purpose of financing the XM Radio system. The Company capitalized interest costs of $14.7 million and $7.3 million associated with its FCC license and the XM Radio system during the nine months ended September 30, 1999 and 1998, respectively. The Company expensed interest costs of $8.9 million and $0 during the nine months ended September 30, 1999 and 1998, respectively.

Interest income increased to $0.9 million for the nine months ended September 30, 1999, compared with the nine months ended September 30, 1998 which was insignificant. The increase was the result of higher average balances of cash and short-term investments during the nine months ended September 30, 1999 due to the proceeds from the issuance of Series A convertible notes in the third quarter of 1999 exceeding the amounts of expenditures for satellite and launch vehicle construction, other capital expenditures and operating expenses.

Depreciation expense of computers and related facilities amounted to $0.1 million during the nine months ended September 30, 1999. The Company had no significant fixed assets in service during the nine months ended September 30, 1998.

The net loss for the nine months ended September 30, 1999 and 1998 was $25.8 million and $12.0 million, respectively. The increase in net losses for the nine month ended September 30, 1999, compared with the nine months ended September 30, 1998, primarily reflects an increase in interest expense and additional general and administration expenses, primarily due to increased headcount and facility expenses, in preparation for commercial operations and the commencement of amortization of goodwill and intangibles.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had a total of cash and cash equivalents of $54.4 million and working capital of $41.8 million, compared with cash and cash equivalents of $0.3 million and working capital of $(130.3) million at December 31, 1998. The increases in the respective balances are due primarily to the proceeds from the issuance of Series A subordinated convertible notes in July 1999 (see -- Sources of Funds) exceeding capital expenditures and operating expenses for the first nine months of 1999 and the conversion of the current WSI loans payable into the non-current AMSC new convertible note. Subsequent to September 30, 1999, the Company successfully completed an initial public offering which raised $114.2 million in net proceeds.

Funding Requirements

The Company estimates that it will require approximately $1.1 billion to develop and implement the XM Radio system from inception through the commencement of commercial operations, targeted for the second quarter of 2001. Since inception, the Company has raised an aggregate of $445.0 million, net of expense and repayment of debt. These funds are expected to be sufficient, in the absence of additional financing, to cover funding needs into the first quarter of 2000. The Company will require substantial additional funding of approximately $635.1 million to finish building the XM Radio system and to provide working capital until it commences commercial operations.

The Company currently expects to satisfy its funding requirements by selling debt or equity securities and by obtaining loans or other credit lines from banks or other financial institutions. In addition, the Company plans to raise funds through vendor financing arrangements associated with its terrestrial repeater project. If the Company is successful in raising additional financing, it anticipates that a significant portion of the financing will consist of debt securities. The Company is actively considering possible financings, and because of its substantial capital needs it may consummate one or more financings at any time.

The Company may offer debt securities in a private placement in the near future. Often, high yield debt securities are issued as part of units with warrants to purchase common stock. If warrants were issued in any debt placement by the Company, the amount of common stock that may be purchased and the price at which stock would be purchased under the warrants would depend upon market conditions at that time.

The Company may not be able to raise any funds or obtain loans on favorable terms or at all. The Company's ability to obtain the required financing depends on several factors, including future market conditions; its success or lack of success in developing, implementing and marketing our satellite radio service; its future creditworthiness; and restrictions contained in agreements with its investors or lenders. If the Company fails to obtain any necessary financing on a timely basis, a number of adverse effects could occur. The Company's satellite construction and launch and other events necessary to its business could be materially delayed or their costs could materially increase. The Company could default on its commitments to its satellite construction or launch contractors, creditors or others, leading to termination of construction or inability to launch its satellites. Finally, the Company may not be able to launch its satellite radio service as planned and may have to discontinue operations or seek a purchaser for its business or assets.

Sources Of Funds

To date, the Company has funded its capital needs through the issuance of debt and equity. As of October 17, 1999, the Company has raised approximately $445.0 million of capital, net of expenses and repayment of debt. These funds have been used to acquire its FCC license, make required payments under its satellite contract with Hughes, make required payments under its contract with LCC International, and for working capital and operating expenses. Of the $445.0 million raised to date, approximately $167.0 million has been raised through the issuance of equity to, and receipt of loans from AMSC and WSI. Of this amount, approximately $90.7 million and $46.0 million was raised in 1997 and 1998, respectively, and $30.3 million was raised in January 1999.

In July 1999, the Company issued $250.0 million of Series A subordinated convertible notes to six strategic and financial investors--General Motors, $50.0 million; Clear Channel Communications, $75.0 million; DIRECTV, $50.0 million; and Columbia Capital, Telcom Ventures, L.L.C. and Madison Dearborn Partners, $75.0 million in the aggregate. Using part of the proceeds from the issuance of the Series A subordinated convertible notes, the Company paid WSI $75.0 million in July 1999 to redeem an outstanding loan owed to WSI. The Company incurred fees and expenses totaling $11.3 million in connection with these transactions.

In October 1999, the Company raised $114.2 million from the issuance of 10.2 million shares of Class A common stock at a price of $12 per share less $8.7 million in underwriting discounts and commissions and estimated expenses. The Series A convertible notes, together with related accrued interest, automatically converted into 16,072,962 shares of the Company's Class A common stock and 10,715,310 shares of the Company's Series A preferred stock. Also, the AMSC notes, together with related accrued interest, automatically converted into 11,182,926 shares of the Company's Class B common stock.

Uses Of Funds

Of the approximately $1.1 billion of funds to be used through commencement of commercial operations, an estimated $569.4 million are expected to be incurred under contracts presently in place and for the Company's FCC license, which has already been paid for in full. Total capital expenditures from inception to September 30, 1999, totaled $228.4 million.

Satellite Contract. Under the Company's satellite contract, Hughes will deliver two satellites in orbit and if the Company exercise its option, complete construction of a ground spare satellite. Hughes will also provide ground equipment and software to be used in the XM Radio system and certain launch and operations support services. The Company expects that by commencement of commercial operations in the second quarter of 2001, it will have had to pay an aggregate amount of approximately $472.6 million for these items and for Hughes to complete the optional ground spare satellite. This amount does not include incentive payments, which will depend in part on projected satellite performance at the acceptance date. Such payments could total up to an additional $68.7 million over the useful lives of the satellites. As of September 30, 1999, the Company had paid approximately $147.9 million under its satellite contract and has recognized an additional $5.0 million in accrued milestone payments which were paid subsequently.

Launch Insurance. Based on current industry estimates, the Company expects that launch insurance for both satellites will cost approximately $50.0 million. As of September 30, 1999, the Company had not incurred any costs with respect to launch insurance.

Terrestrial Repeater System. Based on the current design of the XM Radio system and preliminary bids, the Company estimates that through its expected commencement of operations in the second quarter of 2001, it will incur aggregate costs of approximately $263.3 million for a terrestrial repeater system. The Company expects these costs to cover the capital cost of the design, development and installation of a system of terrestrial repeaters to cover approximately 70 cities and metropolitan areas. As of September 30, 1999, the Company had incurred costs with respect to the terrestrial repeater buildout of $3.9 million which was paid during the three months ended September 30, 1999. In August 1999, the Company signed a contract with LCC International calling for payments of approximately $115 million for engineering and site preparation.

Ground Segment. Based on the design of the XM Radio system, available research, preliminary bids and actual contract costs, the Company expects to incur aggregate ground segment costs through the expected commencement of operations in the second quarter of 2001 of approximately $65.9 million. The Company expects these costs will cover the satellite control facilities, programming production studios and various other equipment and facilities. As of September 30, 1999, the Company had not incurred any costs with respect to the ground segment.

FCC License. In October 1997, the Company received one of two satellite radio licenses issued by the FCC. The Company has paid approximately $90.0 million for this license, including the initial bid right. There are no further payments required relating to the license. Operating Expenses and Working Capital Requirements. In addition to the above capital needs, the Company will require funds for working capital, operating expenses and royalty payments currently estimated to be approximately $138.3 million through targeted commercial launch in the second quarter of 2001. From inception through September 30, 1999, the Company has incurred total operating expenses of $43.6 million. Total cash used in operating activities was $40.5 million. The difference between the loss incurred to date and cash used in operations is principally due to $3.3 million in accrued interest.

The Company anticipates a non-cash compensation charge for performance-based stock options to be incurred in the fourth quarter.

Funds Required For XM Radio Following Commencement Of Commercial Operations

Even after commencement of commercial operations, the Company expects to need significant additional funds to cover its cash requirements before it generates sufficient cash flow from operations to cover its expenses. The Company cannot accurately estimate the amount of additional funds needed, since this will depend on business decisions to be made in the future and revenues received from operations, but it expects the amount to be substantial. Funds will be needed to cover operating expenses, marketing and promotional expenses including an extensive marketing campaign in connection with the launch of the Company's service, distribution expenses, programming costs and any further development of the XM Radio system that it may undertake after operations commence.

The Company currently expects to satisfy its funding requirements for the period following commencement of commercial operations in substantially the same manner as its requirements prior to commencement of commercial operations.

Year 2000 Readiness

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Many such systems will need to accept four-digit entries in order to distinguish 20th century dates from 21st century dates. As a result, before the end of this year, computer systems and software used by many companies need to be upgraded to comply with these Year 2000 requirements. Otherwise these systems may cause miscalculations that will interfere with business activities or simply fail to work. When the Company uses the terms "Year 2000 Ready" or "Year 2000 Readiness," it mean that customers will not experience any material difference in performance and functionality of our networks as a result of the date being prior to, during or after the Year 2000.

The Company began assessing its Year 2000 Readiness in mid-1998. The Company has substantially completed the identification, necessary modification and testing of all its current systems, which it believes are Year 2000 compliant. This required no significant expense. Because the Company is a development stage company and does not expect to commence commercial operations until the second quarter of 2001, it does not expect that Year 2000 issues will pose significant operational or financial problems. The Company's existing technology development contracts require Year 2000 Readiness, and it will require Year 2000 Readiness in all new contracts that it enters.

In addition to the Company's internal review process, it has had initial communications with certain significant third parties with which it does business to evaluate their Year 2000 Readiness and state of compliance and determine the extent to which its systems may be affected if they fail to remediate their own Year 2000 issues.

To date, the Company has not identified any system which presents a material risk of not being Year 2000 Ready in a timely fashion or for which a suitable alternative cannot be implemented. However, as the Company progresses with its Year 2000 Readiness review, it may identify systems that present a material risk of Year 2000 disruption. If the Company determines that its business or a segment thereof is at material risk of disruption due to Year 2000 issues or anticipate that our Year 2000 Readiness will not be completed in a timely fashion, it will work to enhance its contingency plan.

Qualitative and Quantitative Discussion of Market Risk

To date, the Company does not have any derivative financial instruments. All of the Company's indebtedness was automatically converted into equity upon the completion of the Company's initial public offering. As a result, the Company believes that its exposure to interest rate risk is not material to the results of operations.

PART II:   OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds

(i) On July 7, 1999, the Company issued an aggregate $250.0 million of Series A subordinated convertible notes to six strategic and financial investors:
     General Motors Corporation ($50 million); Clear Channel Communications ($75 million); DIRECTV ($50 million); and Columbia Capital, Telcom Ventures, L.L.C. and Madison Dearborn Partners ($75 million in the aggregate). In accordance with the terms of the notes, upon and as a result of the Company's initial public offering on October 8, 1999, the notes, and accrued interest thereon, converted into equity of the Company at a conversion price of $9.52 per share as follows: General Motors Corporation and DIRECTV each received 5,393,252 shares of Series A preferred stock of the Company; Clear Channel Communications received 8,089,877 shares of Class A common stock of the Company; and Columbia Capital, Telcom Ventures, L.L.C. and Madison Dearborn Partners each received 2,696,626 shares of Class A common stock of the Company.

     The above sale was exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

     On July 7, 1999, the Company issued to AMSC a $81.7 million convertible note bearing interest at LIBOR plus five percent per annum and due December 31, 2004. the note was convertible into Class B common stock of the Company at $8.52 per share. This sale was exempt from registration under
     Section 4(2) of the Securities Act of 1933 and Regulation D thereunder. Also on July 7, the Company amended its convertible note agreement with AMSC to change the maturity date of a $21.4 million convertible note previously issued to AMSC to December 31, 2004, unless extended in certain circumstances, and to provide for the conversion of the aggregate principal of the note into Class B common stock at a price of $16.35 per share and the conversion of the accrued interest in Class B common stock at a price of $9.52 per share.

     In accordance with the terms of the $81.7 million convertible note and the $21.4 million convertible note, upon and as a result of the Company's initial public offering on October 8, 1999, the notes, and accrued interest thereon, converted into 9,704,481 shares and 1,478,445 shares, respectively, of Class B common stock of the Company.

     On July 16, 1999, the Company issued 14,716 shares of its Class A common stock to Gary Parsons, the Chairman of the Company's Board of Directors, pursuant to its employment agreement with Mr. Parsons. The stock is subject to repurchase by the Company at $9.52 per share if Mr. Parsons' employment with the Company is terminated before July 16, 2000. This transaction was exempt from registration under rule 701 of the Securities Act.

(ii) Pursuant to Item 701 (f) of Regulation S-K, the following information is being furnished to disclose certain information regarding the uses of proceeds received by the Company in its initial public offering of its Class A common stock ("IPO"):

(1) The Company's Registration Statement for the IPO (File No. 333-83619) was declared effective on October 5, 1999.

(2) The offering commenced on October 8, 1999 and terminated when all of the shares were sold.

(3) The managing underwriters for the IPO were Bear Stearns & Co. Inc., Donaldson, Lufkin & Jenrette, Deutsche Banc Alex. Brown, and Merrill Lynch & Co.

(4) In the IPO, the Company registered and sold an aggregate 10,000,000 shares of its Class A common stock, par value $.01 per share.

(5) On October 17, 1999, the underwriters exercised their over-allotment option to purchase 241,000 shares of the Company's Class A common stock.

(6) The aggregate offering proceeds of the shares sold in the offering, including the over-allotment option, were $122,892,000.

(7) The following is a reasonable estimate of the expenses that were incurred in connection with the IPO:

     Underwriting fees and commissions     $7,485,210
     SEC registration fee                      51,152
     Printing and engraving expense           200,000
     Legal fees and expense                   500,000
     Blue Sky fees and expense                  7,500
     NASD filing fee                           18,900
     Accounting fees and expense              200,000
     Transfer agent fee                        20,000
     Listing fee                               95,000
     Miscellaneous                             69,948
                                           ----------
     Total                                 $8,647,710
                                           ==========

     The payments referred to above were not made directly or indirectly to officers, directors, and general partners of the issuer or their associates, or to any person owning 10% of more of any class of securities of the issuer, or to any officers of the issuer and were not direct of indirect payments.

(8) The net offering proceeds from the offering, including the over-allotment option, were approximately $114,244,290.

(9) The net offering proceeds from the IPO are in the form of short-term investments pending their use as described in the Company's Registration Statement for the IPO.

Item 4:  Submission of Matters to a Vote of Security Holders.

(a) On July 8, 1999 and September 27, 1999, the Company's stockholders took certain actions pursuant to unanimous written consent.

(b) On July 8, 1999, by unanimous written consent, the Company's stockholders elected or re-elected the following individuals as directors of the Company:

          Gary M. Parsons

          Hugh Panero

          Randall T. Mays

          Randy S. Segal

          Jack Shaw

          Rajendra Singh

          Ronald L. Zarrella

Of the above directors, Messrs. Parsons, Panero and Shaw were directors of the Company prior to the election.

On September 27, 1999, by unanimous written consent, the Company's stockholders elected Thomas J. Donohue and Nathaniel A. Davis as directors of the Company effective upon closing of the Company's initial public offering. All of the Company's directors who were elected or re-elected as directors on July 8, 1999, as listed above, continued as directors of the Company after the September 27, 1999 election.

(c) On July 8, 1999, the following matters were approved by unanimous written consent of the Company's stockholders:

        (i) an increase from 25 to 50 of the number of shares of Class A common stock authorized to be issued under the Company's 1998 Shares Award Plan; and

        (ii)  the election of directors, as described in paragraph (b) above.

     On September 27, 1999, the following matters were approved by unanimous written consent of the Company's stockholders:

        (i) the amendment and restatement of the Company's Certificate of Incorporation;

        (ii)  the adoption by the Company of its Employee Stock Purchase Plan;
              and

        (iii) the election of directors, as described in paragraph (b) above.

Item 6:  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit No.          Description
-----------          -----------

3.1 Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 3.1 to the XM Satellite Radio Holdings Inc. Registration Statement on Form S-1, filed with the SEC on July 23, 1999, as amended).

3.2               Restated Bylaws of XM Satellite Radio Holdings Inc.
                  (incorporated by reference to Exhibit 3.2 to the XM Satellite Radio Holdings Inc. Registration Statement on Form S-1, filed with the SEC on July 23, 1999, as amended).

4.1 Form of Certificate for our Class A common stock (incorporated by reference to Exhibit 3 to the XM Satellite Radio Holdings Inc. Registration Statement on Form 8-A, filed with the SEC on September 23, 1999).

10.1 Shareholders' Agreement, dated as of July 7, 1999, by and among XM Satellite Radio Holdings Inc., American Mobile Satellite Corporation, Baron Asset Fund, Clear Channel Investments, Inc., Columbia XM Radio Partners, LLC, DIRECTV Enterprises, Inc., General Motors Corporation, Madison Dearborn Capital Partners III, L.P., Special Advisors Fund I, LLC, Madison Dearborn Special Equity III, L.P., and Telcom-XM Investors, L.L.C. (incorporated by reference to Exhibit 10.1 to the XM Satellite Radio Holdings Inc. Registration Statement on Form S-1, filed with the SEC on July 23, 1999, as amended).

10.2 Registration Rights Agreement, dated July 7, 1999, by and among XM Satellite Radio Holdings Inc., American Mobile Satellite Corporation, the Baron Asset Fund series of Baron Asset Fund, and the holders of Series A subordinated convertible notes of XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 10.2 to the XM Satellite Radio Holdings Inc. Registration Statement on Form S-1, filed with the SEC on July 23, 1999, as amended).

10.3 Satellite Purchase Contract for In-Orbit Delivery, by and between XM Satellite Radio Inc. and Hughes Space and Communications International, Inc., dated July 21, 1999 (incorporated by reference to Exhibit 10.6 to the XM Satellite Radio Holdings Inc. Registration Statement on Form S-1, filed with the SEC on July 23, 1999, as amended).

10.4 Amended and Restated Agreement by and between XM Satellite Radio, Inc. and STMicroelectronics Srl, dated September 27, 1999 (incorporated by reference to Exhibit 10.7 to the XM Satellite Radio Holdings Inc. Registration Statement on Form S-1, filed with the SEC on July 23, 1999, as amended).

10.5 Agreement, dated as of July 16, 1999 between XM Satellite Radio Holdings Inc. and Gary Parsons (incorporated by reference to Exhibit 10.12 to the XM Satellite Radio Holdings Inc. Registration Statement on Form S-1, filed with the SEC on July 23, 1999, as amended).

10.6 Letter Agreement with Stelios Patsiokas dated September 14, 1998 (incorporated by reference to Exhibit 10.15 to the XM Satellite Radio Holdings Inc. Registration Statement on Form S-1, filed with the SEC on July 23, 1999, as amended).

10.7 Form of Indemnification Agreement between XM Satellite Radio Holdings Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.17 to the XM Satellite Radio Holdings Inc. Registration Statement on Form S-1, filed with the SEC on July 23, 1999, as amended).

10.8              Firm Fixed Price Contract #001 between XM Satellite Radio Inc.
                  and the Fraunhofer Gesellschaft zur Foderung Der angewandten Forschung e.V., dated July 16, 1999 (incorporated by reference to Exhibit 10.20) to the XM Satellite Radio Holdings Inc. Registration Statement on Form S-1, filed with the SEC on July 23, 1999, as amended).

10.9 Contract for Engineering and Construction of Terrestrial Repeater Network System by and between XM Satellite Radio Inc. and LCC International, Inc., dated August 18, 1999 (incorporated by reference to Exhibit 10.21 to the XM Satellite Radio Holdings Inc. Registration Statement on Form S-1, filed with the SEC on July 23, 1999, as amended).

10.10             Employee Stock Purchase Plan (incorporated by reference to
                  Exhibit 10.22 to the XM Satellite Radio Holdings Inc. Registration Statement on Form S-1, filed with the SEC on July 23, 1999, as amended).

10.11 Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999 (incorporated by reference to Exhibit 10.23 to the XM Satellite Radio Holdings Inc. Registration Statement on Form S-1, filed with the SEC on July 23, 1999, as amended).

10.12 Form of Lease between Consortium One Eckington, L.L.C. and XM Satellite Radio, Inc., dated September 29, 1999 (incorporated by reference to Exhibit 10.26) to the XM Satellite Radio Holdings Inc. Registration Statement on Form S-1, filed with the SEC on July 23, 1999, as amended).

27.1  Financial Data Schedule.



(b)  Reports on Form 8-K: None

(c)  Exhibits: (27) Financial Data Schedule

                                    SIGNATURES



          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         XM SATELLITE RADIO HOLDINGS INC.
                              (Registrant)

          November 12, 1999  By: /s/ Heinz Stubblefield
                             _________________________________________________
                             Heinz Stubblefield
                             Senior Vice President and Chief Financial Officer (principal financial and accounting officer)