Form 10-K
period 1999-12-31
XM SATELLITE RADIO HOLDINGS INC
filed 2000-03-16
CIK 1091530

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                               ----------------

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 1999

                        Commission File Number: 0-27441

                               ----------------

                        XM Satellite Radio Holdings Inc.

             (Exact name of registrant as specified in its charter)

                Delaware                               54-1878819


    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

         1250 23rd Street, N.W.                        20037-1100
             Washington, DC


                                                       (Zip Code)
    (Address of principal executive
                offices)

                                 (202) 969-7100
              (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                 Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class

                 Class A Common Stock, par value $.01 per share
8.25% Series B Convertible Redeemable Preferred Stock, par value $.01 per share

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the registrant's Class A common stock as of March 10, 2000 is $42.50.

   As of March 10, 2000, there were 32,156,738 shares of the registrant's Class A common stock and 16,557,262 shares of the registrant's Class B common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I
          Item 1.   Business............................................     1
          Item 2.   Properties..........................................    19
          Item 3.   Legal Proceedings...................................    19
          Item 4.   Submission of Matters to a Vote of Security
                    Holders.............................................    19
 PART II
          *Item 5.  Market for Registrant's Common Equity and Related
                    Stockholders Matters................................    20
          *Item 6.  Selected Consolidated Financial Data................    21
          *Item 7.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................    22
          *Item 7A. Quantitative and Qualitative Disclosures about
                    Market Risk.........................................    28
                    Consolidated Financial Statements and Supplementary
          Item 8.   Data................................................    29
          *Item 9.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.................    29
 PART III
          Item 10.  Directors and Executive Officers of the Registrant..    30
          Item 11.  Executive Compensation..............................    30
          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management..........................................    30
          Item 13.  Certain Relationships and Related Transactions......    30
 PART IV
          Item 14.  Exhibits, Consolidated Financial Statement
                    Schedules, and Reports on Form 8-K..................    31
 SIGNATURES..............................................................   35
 SCHEDULE I--VALUATION AND QUALIFYING ACCOUNTS...........................  S-1
 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..............................  F-1

   Except for any historical information, the matters we discuss in this Form 10-K concerning our company contain forward-looking statements. Any statements in this Form 10-K that are not statements of historical fact, are intended to be, and are, "forward-looking statements" under the safe harbor provided by
Section 27(a) of the Securities Act of 1933. Without limitation, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. The important factors we discuss below and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other factors identified in our filings with the SEC and those presented elsewhere by its management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

   Unless the context otherwise requires, the terms "we," "our" and "us" refer to XM Satellite Radio Holdings, Inc. and its subsidiaries, including XM Satellite Radio Inc. XM Satellite Radio Inc. was incorporated in Delaware in 1992. XM Satellite Radio Holdings Inc. was incorporated in Delaware and became a holding company for XM Satellite Radio Inc. in early 1997.

Overview

   We seek to become a premier nationwide provider of audio entertainment and information programming. We will transmit our XM Radio service by satellites to vehicle, home and portable radios. We own one of two FCC licenses to provide a satellite digital radio service in the United States. We will offer a wide variety of music, news, talk, sports and other specialty programming on up to 100 distinct channels. We believe that customers will be attracted to our service because of its wide variety of formats, digital quality sound and coast-to-coast coverage.

   We are constructing our satellite system and have contracts with third party programmers, vendors and other partners. Key milestones achieved include the following:

  . $865.0 million of equity proceeds raised to date, net of expenses, interest reserve and repayment of debt, including an initial public offering; an offering of subordinated convertible notes to several strategic and financial investors, including General Motors, Clear Channel Communications, DIRECTV, Telcom Ventures, Columbia Capital and Madison Dearborn Partners, which converted into equity at the time of our initial public offering; concurrent follow-on offerings of Class A common stock and Series B convertible redeemable preferred stock; and the private placement of units consisting of senior secured notes and warrants to purchase shares of Class A common stock;

  . Contract with Hughes for construction and in-orbit delivery of two high-powered satellites and long lead items for a ground spare;

  . Contracts with LCC International for design of our international repeater network and Hughes for the design and manufacture of the terrestrial repeaters;

  . Long-term agreement with the OnStar division of General Motors covering the installation and exclusive marketing and distribution of XM Radio service in General Motors vehicles;

  . Contracts with Delphi-Delco Electronics, Sony, Motorola, Pioneer, Alpine, Mitsubishi, Audiovox, Clarion and SHARP to manufacture and distribute XM radios;

  . Agreement with STMicroelectronics, a leading digital audio chipset manufacturer, for the design and production of chipsets for XM radios;

  . Agreement with Lucent Digital Radio to provide coding technology for our audio signals;

  . Agreements with leading specialty programmers, for many of which we will be the exclusive satellite radio platform, covering at least 24 channels, including AsiaOne, Black Entertainment Television (BET), BBC World Service, Bloomberg News Radio, Clear Channel, CNN en Espanol, CNNfn, CNN

     Sports Illustrated, C-SPAN, DIRECTV, Hispanic Broadcasting Corporation (formerly Heftel), NASCAR, One-on-One Sports, Radio One, Salem Communications, Sporting News, Weather Channel and USA Today;

  . Engaged Premiere Radio Networks to be our advertising sales representative;

  .  Entered into marketing arrangements with SFX Entertainment and NASCAR;

  . Letter of intent with Freightliner Corporation to install XM radios in Freightliner trucks; and

  . Agreement with Sirius Radio to develop a unified standard for satellite radios, which will facilitate the ability of consumers to purchase an interoperable radio capable of receiving both our and Sirius Radio's service.

Market Opportunity

   We believe that there is a significant market for our satellite radio service. Market studies show strong demand for radio service, as evidenced by radio listening trends, data relating to sales and distribution of radios and the general growth in radio advertising. In addition, we note that in many markets audio programming choices are limited to mass appeal formats. We believe our national subscription service will complement traditional local radio. Moreover, the success of subscription entertainment services in other media such as cable television and market research further indicate potential for significant consumer demand for satellite radio services.

Radio Listening

   On average, adults listen to the radio 3.2 hours a day, with the amount of radio listening fairly evenly distributed across gender and age groups. The percentage of people listening to radio is also high. Market data show that over 75% of the entire United States population age 12 and older listen to the radio daily, and over 95% listen on a weekly basis (Radio Marketing Guide and Factbook for Advertisers, Radio Advertising Bureau, Fall 1999 to Spring 2000).

   In addition, more people listen to radio than to other comparable audio entertainment formats. The popularity of radio versus these other formats appears particularly strong in the car, where we will be targeting our service initially. An estimated 69% of consumers chose radio as their most listened to format in the car as compared to 15% for cassettes and 9% for CDs (Radio Listening Habits, CEMA 1999).

 Radio Sales and Distribution

   A large number of radios are sold in the United States on an annual basis. In 1999, radio manufacturers sold over 29 million car radios, including 17 million original equipment automobile radios and 11 million aftermarket automobile radios, as well as 1.2 million aftermarket automobile CD changers. Original equipment radios are installed in new cars; aftermarket radios are installed in the automobile after purchase. Based on these statistics, each additional one million subscribers would represent less than 3.5% of the new original equipment manufacturer and aftermarket car radios brought to market annually and would generate incremental subscription revenues, at $9.95 per month, of approximately $120 million.

 Radio Advertising

   The continued popularity of radio is also reflected in the growth of radio advertising. The Radio Advertising Bureau estimates that radio advertising revenue in 1999 climbed to $17.7 billion, an increase of 15% over 1998. Veronis, Suhler & Associates projects a compound annual increase of 9.7% through 2003. This growth rate exceeds the projected increase in advertising spending for television, newspapers, magazines, yellow pages and outdoor advertising (Communications Industry Forecast, 1999).

 Current Limitations on Programming Choice

   Many consumers have access to a limited number of stations and programming formats offered by traditional AM/FM radio. Our service is expected to be attractive to underserved radio listeners who want expanded radio choices.

   Limited Number of Radio Stations. The number of radio stations available to many consumers in their local market is limited in comparison to the up to 100 channels we expect to offer on a nationwide basis. In 1998, there were only 47 AM/FM radio stations as listed by Arbitron broadcasting in New York City, the largest radio market in the United States. In fact, many metropolitan areas outside the largest 50 markets, such as Jacksonville, FL, Louisville, KY, and Oklahoma City, OK, have 30 or fewer AM/FM radio stations as listed by Arbitron (American Radio, Spring 1999 Ratings Report, Duncan's American Radio, 1999).

   We estimate that our coast-to-coast service will reach over 98 million listeners age 12 and over who are beyond the range of the largest 50 markets as measured by Arbitron. Of these listeners, 36 million live beyond the largest 276 markets (Census data and Fall 1999 Market Rankings, The Arbitron Company). In addition, there are 22 million people age 12 and above who receive five or fewer stations (The Satellite Report 1999, C. E. Unterberg, Towbin).

   Limited Programming Formats. We believe that there is significant demand for a satellite radio service that expands the current programming choices available to these potential listeners. Over 52% of all commercial radio stations use one of only three general programming formats--country, adult contemporary and news/talk/sports (Veronis, Schuler & Associates Communications Industry Forecast 1999). Over 71% of all commercial radio stations use one of only five general formats--the same three, plus oldies and religion. The small number of available programming choices means that artists representing niche music formats likely receive little or no airtime in many markets. Radio stations prefer featuring artists they believe appeal to the broadest market. However, according to the Recording Industry Association of America, recorded music sales of niche music formats such as classical, jazz, movie and Broadway soundtracks, new age, children's programming and others comprised up to 21% of total recorded music sales in 1998 (1998 Consumer Profile).

 Demand for Subscription Services and Products

   Penetration data relating to cable, satellite television, and premium movie channels suggest that consumers are willing to pay for services that dramatically expand programming choice or enhance quality. As of 1999, over 67% of TV households subscribe to basic cable television at an average monthly cost of $29, and over 11% of TV households subscribe to satellite television at an average monthly cost of $51 (National Cable Television Association website and DBSdish.com website). Also in 1999, according to Paul Kagan Associates, subscribers to cable and satellite services purchased more than 75 million premium channel units, such as HBO, Showtime, and Cinemax, for which they paid an extra monthly charge on top of the basic monthly fee.

 Demand for Satellite Radio Services

   Several studies have been conducted demonstrating the demand for satellite radio service.

   In June 1999, we commissioned Strategic Marketing And Research Techniques, (SMART), a leading market research company and Dr. Frank M. Bass, a leading authority on the diffusion of new products and inventor of the Bass curve, to estimate the demand for satellite radio based on survey data and historical information. SMART surveyed 1,800 people ages 16 and over. The study concluded that as many as 49 million people may subscribe to satellite radio by 2012, assuming $9.95 as a monthly subscription fee and a radio price point of $150- $399, depending upon the type of car or home unit chosen. The study also anticipated that satellite radio will grow even faster than DBS.

   In December 1998, we commissioned SMART to conduct a study based on one-on-one interviews with over 1,000 licensed drivers ages 16 to 64 in ten geographically dispersed markets. The study concluded that approximately 50% of aftermarket radio purchases would be for AM/FM/satellite radio units with a single-disc CD player. This assumed a radio price point of $399, a $75 installation fee and a $10 monthly subscription fee for the service. The same study also found that consumers are more likely to buy satellite radio units that offer at least 80 channels.

   In November 1998, we commissioned Yankelovich Partners to gauge consumer interest in satellite radio. This involved surveying 1,000 people via telephone and correlating the results with the Yankelovich MONITOR study, which is the longest standing tracking study of consumer values and attitudes in the United States. The study indicated that 18% of people age 16 and older were "definitely" or "probably" willing to pay $9.99 per month to receive satellite radio and an additional $150 for a satellite radio when buying a new car.

The XM Radio Service

   We are designing the XM Radio service to address the tastes of each of our targeted market segments through a combination of niche and broad appeal programming. We believe that our distinctive approach to programming, combined with digital quality sound and virtually seamless signal coverage throughout the continental United States, will position us to become the leading provider of the next generation in radio.

 We Will Differentiate XM Radio from Traditional AM/FM Radio

   Local radio stations, even those which are part of national networks, focus on maximizing listener share within local markets. This limits the types of programming they can profitably provide to mass appeal formats. In contrast, our nationwide reach and ability to provide up to 100 channels in each radio market will allow us to aggregate listeners from markets across the country, expanding the types of programming we can provide. The following chart indicates differences between XM Radio and traditional AM/FM radio.

                                      XM Radio                Traditional AM/FM Radio
  Convenience: go anywhere  Virtually seamless signal     Local area coverage
   capability               coverage in the United
                            States
  Choice: wide              Up to 100 channels with a     Limited formats in many markets
   variety/number of        wide variety of programming
   stations
  Improved audio quality    Digital quality sound         Analog AM/FM quality sound
  Fewer commercials         Average 6-7 minutes per       Average 13-17 minutes per hour
                            hour; some channels
                            commercial free
  More information about    Text display with title/name  No visual display
   music                    of song/artist


   We plan to further differentiate XM Radio from traditional AM/FM radio in the following ways.

   Provide music formats unavailable in many markets. XM Radio will offer many music formats that are popular but currently unavailable in many markets. More than 52% of all commercial radio stations in markets measured by Arbitron use one of only three programming formats: country; adult contemporary; or news/talk/sports. There are many types of music with significant popularity, as measured by recorded music sales and concert revenues, that are unavailable in many traditional AM/FM radio markets. Such music could include classical recordings or popular blues and rap music that have retail appeal but are not commonly played on traditional AM/FM radio. This music also includes special recordings such as the Irish dance soundtrack "Riverdance" and the "Three Tenors" concerts which generate millions of CD sales, yet are not typically played on today's AM/FM stations. Additionally, heavy metal and dance are two of the more popular musical styles not currently broadcast in many small and medium sized markets. Even major markets do not always offer a full complement of formats.

   Superserve popular music formats. We will be able to offer more specific programming choices than traditional AM/FM radio generally offers for even the most popular listening formats. For example, on traditional AM/FM radio oldies music is often generalized on a single format. We will be able to segment this category by offering several dedicated, era-specific formats. We also plan to offer up to six dedicated channels with urban formats and four distinct country music formats.

   Use more extensive playlists. Traditional AM/FM radio stations frequently use limited playlists that focus on artists and specific music that target the largest audience. With our large channel capacity and focus on specific formats, we have the ability to provide more variety to attract listeners dissatisfied with repetitive and/or limited playlist selection offered by traditional radio.

   Deliver a wide range of ethnic and informational programming. We will provide a variety of formats that target specific ethnic and special interest groups who are rarely served by traditional AM/FM radio. We believe by using our national platform to aggregate geographically disparate groups through affinity programming, we will provide advertisers a valuable way to market products and services to these groups by advertising on our affinity channels.

   Develop promotional opportunities with record companies, recording artists and radio personalities. Because of our nationwide coverage and resulting economies of scale, we will be able to deliver a variety of national promotions and events that would not be cost effective or efficient on a market-by-market basis through traditional AM/FM radio distribution. Also, we will seek to hire and develop high profile talk and disc jockey talent capable of becoming the next generation of national radio stars with an influence on radio similar to the impact that the new breed of cable TV talk hosts have had on the television industry.

   Respond quickly when major music and cultural events occur. XM Radio programmers will respond quickly to changing musical tastes, seasonal music and emerging popular cultural events, such as Bruce Springsteen and Ricky Martin tours, by providing listeners with extensive coverage utilizing our large channel capacity.

   Take advantage of digital's higher quality signal. There are several music formats that have strong demand but have been relegated to AM stations with weaker signals due to lack of available FM frequencies. Such AM formats include traditional country music, big band/nostalgia and gospel formats that we will be able to deliver with superior sound quality.

   Focus on special demands of mobile listeners. A significant percentage of radio listeners, such as truckers, routinely travel through two or more radio markets on a frequent basis. According to the U.S. Department of Transportation, there were over three million truckers in the United States in 1997. We believe these listeners will be attracted to a radio service with national coast-to-coast coverage. We are seeking to specifically identify and target the listening demands of this audience.

   Availability of commercial-free and limited-advertising channels. We believe that a significant portion of the listening market would pay to subscribe to a radio service that provided commercial-free channels and channels with reduced advertising, as demonstrated by the appeal of limited periods of non-stop music used by some traditional AM/FM stations. Therefore, we plan to target this audience with a number of commercial-free music channels covering popular music formats. In addition, we expect that our limited-advertising channels will carry less than half the advertising spots of typical AM/FM stations.

   Use cross-promotion capability to market XM Radio. We will dedicate a percentage of our advertising inventory across our channels to promote specific programming and brand loyalty. AM/FM radio stations traditionally promote on a single channel basis to build awareness.

 Representative XM Radio Channel List

   The following table is a list of representative channels we may offer. Channels in italics represent contractual commitments with content providers.

                      Representative Channels of XM Radio

 ROCK MUSIC                  INFORMATION              HISPANIC
 Classic Rock                All News (USA Today)     Tejano (Hispanic
 Classic Hard Rock           All News (Bloomberg)      Broadcasting Corp.)
 New Hard Rock               Public Affairs (C-SPAN)  Caribbean (Hispanic
 New Alternative             Financial News (CNNfn)    Broadcasting Corp.)
 Classic Alternative         News/Information (BBC    Regional Mexican
 Soft Rock                    World Service)           (Hispanic Broadcasting
 ECLECTIC MUSIC              Home & Garden             Corp.)
 Contemporary Christian      Love/Relationship Line   Rock en Espanol
 (Salem)                     Farm/Rural                (Hispanic Broadcasting
 Traditional Christian       Health/Fitness            Corp.)
 (Salem)                     Comedy                   Hispanic Ballads
 Blues                       Audio Books               (Hispanic Broadcasting
 Traditional Jazz            Consumer Classified       Corp.)
 Reggae/Island               Soap Operas              Hispanic News (CNN en
 World Music                 For Truckers Only         Espanol)
 American Folk               Movie Soundtrack Channel OLDIES MUSIC
 Pop Classical               Relationship Classified  40's Oldies
 Traditional Classical       (-18)                    50's Oldies
 Modern Jazz                 Relationship Classified  60's Oldies
 Progressive/Fusion          (19-30)                  70's Oldies
 POP MUSIC                   Relationship Classified  80's Oldies
 Top 20 Contemporary Hits    (31-50)                  90's Oldies
 Disco/Dance                 Relationship Classified  Love Songs
 Broadway Show Tunes         (51+)                    TALK
 Modern Adult                Lifestyles               African American Talk
 Contemporary                Celebrity Gossip          (BET/Radio One)
 Classic Vocalists           Entertainment News       Asian/Indian Talk
 All Request Contemporary    Game Show/Contest        (AsiaOne)
 Hits                        URBAN MUSIC              Christian/Family Talk
 SPORTS                      Hip Hop/Rap (BET/Radio   (Salem)
 Sports Headlines            One)                     Mandarin Talk (AsiaOne)
 (CNN/Sports)                Urban Dance Mix (Radio   Conservative Talk
 Sports Talk (One-On-One     One)                     Liberal Talk
 Sports, Sporting News)      Classic Soul (BET/Radio  Senior Citizen Talk
 Sportsman Channel           One)                     Rock Talk
 Automotive (NASCAR)         Gospel (BET/Radio One)   Hispanic Talk
 COUNTRY MUSIC               Adult Urban (BET/Radio   Teen Talk
 Mainstream Country          One)                     CHILDREN'S MUSIC
 Classic Country             Top 20 Urban             Pre-School
 Bluegrass/Traditional       ENVIRONMENTAL MUSIC      Grade School/pre-teen
 Country                     Soft Jazz                SPECIAL/EVENTS
 All Request Country         New Age                  Reserved Channels
                             Electronic
                             Environmental (Earth
                             Sounds)
                             Beautiful Instrumentals


Key Elements of Our Business

   We have developed a business strategy to become a premier nationwide provider of audio entertainment and information programming in the vehicle, home and portable markets. Our strategy includes the following elements.

 Programming

   We believe that the quality and diversity of our programming will be a key driver of consumer interest in our service. To that end, we have developed a unique programming strategy that offers consumers

  . Original music and information channels created by XM Originals, our in-house programming unit;

  .  Channels created by well-known providers of brand name programming; and

  .  The availability of commercial-free and advertiser-supported channels.

   XM Originals. Through a programming unit in XM Radio called "XM Originals", we will create a significant number of original channel formats with content focusing on popular music such as oldies, rock and country, and on new and innovative formats, including jazz, blues, reggae and pop classical. These formats will include artists with strong music sales and concert revenue who do not get significant airplay on traditional AM/FM radio stations. We also intend to brand individual channels creating a specific station personality and image using compelling on-air talent and other techniques to attract listeners in our target market segments. We have hired a team of programming professionals with a proven track record of introducing new radio formats and building local and national listenership.

   Brand Name Programming Partners. We intend to complement our original programming with a variety of unique and diverse content provided to us by brand name programming providers. We have signed contracts representing at least 24 channels with numerous well-known specialty and niche programmers that will provide brand name content for XM Radio. These companies include:

   Media                    Radio
   -----                    -----
   -- Bloomberg News Radio  -- Hispanic Broadcasting Corporation (formerly Heftel)
   -- USA Today             -- Clear Channel Communications
   -- CNNfn                 -- Radio One
   -- CNN en Espanol        -- Salem Communications
   -- CNN Sports
    Illustrated             -- AsiaOne
   -- C-SPAN Radio          -- One-On-One Sports
   -- Black Entertainment
    Television              -- BBC World Service
   -- DIRECTV               -- NASCAR
   -- Weather Channel
   -- Sporting News

   Availability of Commercial-Free and Limited-Advertising Channels. We will provide a number of commercial-free music channels covering popular music formats. In addition, our limited-advertising channels will carry less than half the advertising of a typical AM/FM radio station. We expect the diversity of our programming line-up will appeal to a large audience, including urban and rural listeners of all ages, ethnicities, economic groups and specialty interests. We expect to tailor our programming and marketing to appeal to specific groups within those audiences that research has shown are most likely to subscribe to our satellite radio service. Initially, we plan to concentrate our programming efforts on listeners who are most receptive to innovative entertainment services, so-called early adopters, and new car buyers. According to our research, 16-34 years old adults will compose a high percentage of our early adopters; we will therefore focus a significant portion of our programming and marketing efforts to appeal to them. In addition, we will develop programming and marketing specifically to appeal to other market segments such as baby boomers who are 35-53 years old, seniors who are 54 years old and older, African-Americans, Asian-Americans and Hispanics.

   Future Content Arrangements. Under our agreement with Sirius Radio, all new arrangements with providers of programming or content, including celebrity talent, must be non-exclusive and may not reward any provider for not providing content to the other party.

Marketing and Distribution

   Our marketing strategy will be designed to build awareness and demand among potential subscribers in our target markets and the advertising community. In addition, we expect to work closely with radio and automotive manufacturers and retail distributors to promote rapid market penetration.

 Establish Broad Distribution Channels for XM Radios

   We plan to market our satellite radio service through several distribution channels including national electronics retailers, car audio dealers, mass retailers and automotive manufacturers. In addition, we will support our distribution channels by building awareness of XM Radio with a substantial introductory launch campaign, including national and local advertising.

   Exclusive Distribution Agreement with General Motors. We have an agreement with the OnStar division of General Motors whereby, for a 12-year period, General Motors will exclusively distribute and market the XM Radio service and install XM radios in General Motors vehicles beginning in 2001. General Motors sold over 4.9 million automobiles in 1999, which represented more than 29% of the United States automobile market. Under the agreement, we have substantial payment obligations to General Motors, including among others, certain guaranteed, annual, fixed payment obligations. While we have discussed with General Motors certain installation projections, General Motors is not required to meet any minimum targets for installing XM radios in General Motors vehicles. In addition, certain of the payments to be made by us under this agreement will not be directly related to the number of XM radios installed in General Motors vehicles. Our contract with General Motors is described in more detail under the caption "Certain Relationships and Related Transactions-- Distribution Agreement with General Motors and OnStar." We are currently in discussions with other car manufacturers regarding additional distribution agreements.

   Distribution through Radio Manufacturers. We have signed contracts with Delphi-Delco, Motorola, Pioneer, Alpine, Mitsubishi, Audiovox and Clarion for the development, manufacture and distribution of XM radios for use in cars and a contract with Sony Electronics to design, manufacture and market XM radios for the portable, home, aftermarket and original equipment manufacture car stereo markets. One of these manufacturers, Delco Electronics Corporation, a subsidiary of Delphi Automotive Systems, is the leading original equipment manufacturer of radios for the automobile industry, producing more than 33% of car radios manufactured for installation in new automobiles in the United States in 1997. Delphi-Delco is also the leading manufacturer of car radios sold in General Motors vehicles and has signed a contract to build our radios for General Motors. Sony is the leader in sales of portable CD players by a large margin and one of the top three sellers of shelf systems. Sony has agreed to assist with marketing XM Radios and has agreed to incentive arrangements that condition its compensation on use of XM Radios manufactured by Sony or containing Sony hardware. Motorola is a leading supplier of integrated electronics systems to automobile manufacturers. Mitsubishi Electronic Automotive America, together with its parent corporation Mitsubishi Electronic Corp., is the largest Japanese manufacturer of factory- installed car radios in the United States. Clarion is a leader in the car audio and mobile electronics industry. Two of our other manufacturers, Pioneer Electronics Corporation and Alpine Electronics, together sold over 31% of aftermarket car radios sold in the United States in 1999. We have also signed a contract with SHARP to manufacture and distribute XM radios for home and portable use. We are pursuing additional agreements for the manufacture and distribution of XM radios, subject to contract limitations on the number of manufacturer distributors during the early years of service. We also plan to meet with automobile dealers to educate them about XM Radio and develop sales and promotional campaigns to promote XM radios to new car buyers.

   These leading radio manufacturers have strong retail and dealer distribution networks in the United States. We expect to have access to the distribution channels and direct sales relationships of these distributors, including national electronics retailers, car audio dealers and mass retailers.

   We do not intend to manufacture or hold inventory of XM radios. Radio distribution likely would be handled by fulfillment centers, which hold inventory for the radio manufacturers and ship products directly to listeners at the manufacturers' request.

   Rural Market Distribution/Alternative Distribution. We intend to market our satellite radio service in rural counties, using distribution channels similar to satellite television, to penetrate rural households not served by traditional electronic retailers. In addition, we plan to pursue alternative distribution opportunities such as catalog/direct marketing, the Internet and marketing through affinity groups.

   Future Distribution Arrangements. We have signed an agreement with Sirius Radio to develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both our and Sirius Radio's services. Both companies expect to work with their automobile and radio manufacturing partners to integrate the new standard. Future agreements with automakers and radio manufacturers will specify the unified satellite radio standard. Furthermore, future agreements with retail and automotive distribution partners and content providers will be on a non-exclusive basis and may not reward any distribution partner for not distributing the satellite radio system of the other party.

   In addition, we have signed a letter of intent with Freightliner Corporation to install XM radios in Freightliner trucks.

 Maximize Revenue Through Dual Sources

   As with other subscription-based entertainment media such as cable television, we expect to generate revenue by charging a monthly subscription fee and selling limited advertising time. We will earn all of the revenue from advertising on our own programming and a portion of the revenues from advertising on third party programming. XM Radio offers a new national radio platform for advertisers that solves many of the problems associated with buying radio advertising nationally on a spot or syndicated basis. We believe the attractiveness of one-stop national radio advertising buys will provide a significant source of income as our subscriber base grows.

 Subscriber Development and Expansion

   We expect to promote XM Radio as a national brand name with an exciting image. Several months prior to service commencement, we will launch an advertising campaign in several United States markets to test and generate early feedback on the product offerings and stimulate early demand. Promotional activities currently under consideration include distributing sample programming at retail outlets, concert venues and on the Internet to generate initial interest. For instance, we have entered into an agreement with SFX Entertainment to be the exclusive satellite radio advertiser at live concerts and sporting events presented by, and live entertainment venues managed by, SFX.

   Although XM Radio will be available nationwide upon commencement of operations, we will initially concentrate promotional activities in several key markets and rapidly expand to other large markets. This phased roll-out strategy, similar to that employed by consumer electronics manufacturers and special services such as DIRECTV and Web TV, will enable us to refine our launch implementation throughout the roll-out period. The advertising will consist of both branding and promotion efforts for XM Radio, as well as separate campaigns to promote and brand individual channels. Initially, we will focus marketing efforts on the various channels targeting young adults, who we believe are more likely to drive early penetration. We also expect to benefit from free local media coverage as XM Radio is first offered in each new market.

   XM Radio will promote subscriber acquisition activities with both original equipment and aftermarket radio manufacturers. This might include

  . promotional campaigns directed towards automobile manufacturers and dealers;

  . promotional campaigns for free months of service with purchase of an XM radio or free installations for aftermarket car radios;

  .  incentive programs for retailer sales forces;

  . in-store promotional campaigns, including displays located in electronics, music and other retail stores, rental car agencies and automobile dealerships; and

  .  jointly funded local advertising campaigns with retailers.

 Advertiser Development and Acquisition

   Our ability to aggregate various local niche market segments into national audiences will be attractive to national advertisers and agencies. We have held extensive meetings with media directors, planners and buyers at advertising and media buying agencies to develop advertiser awareness of the benefits of satellite radio. We expect to have advertising sales offices in seven major media markets to sell directly to advertising agencies and media buying groups and have engaged Premiere Radio Networks to be our advertising sales representative. We will also work with ratings agencies in our advertising-supported business. Statistical Research, Inc., which produces Radar reports, has agreed to work with us to develop other ratings methodologies for satellite radio.

   During our early years of service, we do not expect to have a listener base sufficient to attract substantial national advertising dollars on individual channels at competitive rates. Thus, we plan initially to attract national advertisers and agencies with the following kinds of incentives.

   Charter Advertising Agreements. We have contracts with several advertisers, advertising agencies and media buying companies offering charter advertising packages at reduced rates for a limited time. Each charter advertiser will purchase a minimum amount of advertising from us during the period that the reduced rates are in effect. We intend to sign additional contracts on similar terms.

   Foreign Language Advertising. We and our programmers plan to offer foreign language advertising on specific foreign language-based channels. Several major national advertisers have expressed strong interest in the ability to advertise to these hard-to-reach customer segments.

 The XM Radio System

   We are designing our system to provide satellite radio to the continental United States and coastal waters using radio frequencies allocated by the FCC for satellite radio. These radio frequencies are within a range of frequencies called the S-Band. The XM Radio system will be capable of providing high quality satellite services to XM radios in automobiles, trucks, recreation vehicles and pleasure craft, as well as to fixed or portable XM radios in the home, office or other fixed locations. The XM Radio system design uses a network consisting of an uplink facility, two high-power satellites and, where necessary, ground-based repeaters to provide digital audio service to XM radios.

 Space Segment

   Satellite Construction. Under our satellite contract with Hughes, Hughes is building and will launch two HS 702 high-power satellites for the XM Radio system. Hughes has also agreed to provide, at our option, one ground spare satellite, to be available in the event of a failed launch of any satellite or to accommodate our satellite system growth.

   We believe that the HS 702 model will provide higher quality performance than other satellite options. The first HS 702 satellite was successfully launched in the fourth quarter of 1999 and a total of three HS 702 satellites are currently scheduled for launch before the launch of our satellites.

   Hughes has also contracted to provide us with launch and operations support services, equipment and software. Under our contract, Hughes must deliver the first satellite no later than December 31, 2000 and the second satellite no later than April 11, 2001.

   Hughes has engaged Alcatel to provide the communications payload electronics for our satellites. The communications payload electronics are designed to make best use of technologies that have already been developed or used in previous satellite programs. The design includes significant redundancy and protective measures to prevent loss of service.

   Satellite Transmission. We anticipate that our two satellites will be deployed at 85 West Longitude and 115 West Longitude. After reaching their designated orbital location, the satellites will receive audio signals from our programming center and retransmit the signals across the continental United States. The satellites will be 30(degrees) apart in longitude in order to enhance the probability of clear line-of-sight communication between the satellites and XM mobile radios.

   The transmission coverage areas, or footprints, of our satellites encompass the 48 contiguous states and nearby coastal waters. We have tailored these footprints to provide nearly uniform availability over the United States and to minimize transmission spillage across the United States borders into Canada and Mexico. However, because coverage does extend to the Gulf of Mexico, the California coast and the Atlantic coast, we also expect to be able to provide XM Radio to the cruise ships, cargo vessels and leisure boats which frequent these waters.

   Our satellites will transmit audio programming within a 12.5 MHz range of S-Band radio frequencies that have been allocated by the FCC for our exclusive use. Megahertz is a unit of measurement of frequency. This 12.5 MHz bandwidth will be subdivided to carry the transmission of six signals, two signals to be transmitted from each of our two satellites and two signals to be transmitted by the terrestrial repeater network. The audio programming for XM Radio will be carried on two satellite signals, and the remaining two satellite signals and the terrestrial repeater signals will repeat the audio programming to enhance overall signal reception. The transmission of higher quality sound requires the use of more kilobits per second than the transmission of lesser quality sound. In order to provide high-quality digital sound, we expect that music channels will require approximately 56 to 64 kilobits per second depending on the type of compression technology used, whereas talk channels will require significantly less band width. We expect to use our allocated bandwidth in such a way as to provide up to 100 channels of programming, with our music channels having a high bandwidth allocation so as to provide high-quality digital sound.

   Launch Services. Hughes has signed an agreement with Sea Launch Limited Partnership, a joint venture in which Boeing Commercial Space Company has a controlling 40% interest, to provide the launch services for our satellites. The launch vehicle uses a new rocket called the Zenit-3SL, which is based on a flight-proven two-stage rocket called the Zenit-2, plus a stage which is the flight-proven upper stage of a Russian-developed rocket called the Proton rocket. The Zenit-2 vehicle has been successfully launched 30 times in 35 attempts, for an 86% success rate. The upper stage has successfully flown in 186 flights on various rockets with five failures, for a 97% success rate.

   Sea Launch has developed a new launch system to launch rockets from an ocean-based platform. Sea Launch will perform all rocket and satellite processing at the Sea Launch home port in Long Beach, California. Sea Launch will move the platform to its launch position in the South Pacific Ocean near the equator, where the satellites can be launched more efficiently by avoiding the requirement to conduct an orbital plane change. In March 1999, Sea Launch successfully launched a rocket carrying an inert payload into geo-stationary orbit. Sea Launch also successfully launched its first commerical satellite, DIRECTV 1-R, in October 1999. As of December 31, 1999, Sea Launch had contracts for an additional 18 launches. In March 2000 a satellite launch by Sea Launch experienced an anomaly that resulted in the loss of the communications satellite payload. An investigation is currently underway by Boeing and its Sea Launch partners to determine the cause of the failure. We understand that Sea Launch will resume launches after the anomaly has been investigated and rectified. While there can be no assurances, given the anticipated Sea Launch turn around window between launches, as well as our placement on the launch manifest, with two others ahead of us, we do not expect any significant delay with our launch schedule.

   Insurance. We bear the risk of loss for each of the satellites from the time of launch, subject to exceptions set forth in our agreement with Hughes, and we intend to obtain insurance to cover that risk. We intend to purchase launch and in-orbit insurance policies from global space insurance underwriters. The insurance premiums for both satellites are expected to cost us approximately $50 million. We cannot predict the status of the insurance market near the time of launch, which is the customary time for purchasing satellite insurance. We expect that the policies we obtain will indemnify us for a total, constructive total or partial loss of either of the satellites that occurs from the time of launch through each satellite's expected lifetime. We intend to obtain coverage which will exceed all hardware, insurance and launch service costs related to the in-orbit replacement of a lost satellite. However, any insurance we may obtain will not protect us from the adverse effect on our business operations due to the loss of a satellite. We expect that these policies will contain standard commercial satellite insurance provisions, including standard coverage exclusions.

 Ground Segment

   Satellite Control. Each of our satellites will be monitored by a telemetry, tracking and control station, and both satellites will be controlled by a satellite control station. Each of the stations will have a backup station. We have a contract with an experienced satellite operator to perform the telemetry, tracking and control functions.

   Programming and Business Center. Programming from both our studios and external sources will be sent to our programming center, which will package and retransmit signals to our satellites through the uplink station. Financial services and certain administrative support will be carried on at our business center. Communications traffic between the various XM Radio facilities will be controlled by the network monitoring center. The network monitoring center will monitor satellite signals and the terrestrial repeater network to ensure that the XM Radio system is operating properly. We plan to design and install fault detection systems to detect various system failures before they cause significant damage.

   Terrestrial Repeaters. We intend to install a terrestrial repeater system to supplement the coverage of our satellites. Terrestrial repeaters are ground-based electronics equipment which receive and re-transmit the satellite signals. We have signed a contract with LCC International, a wireless service site planner, for the design and deployment of our terrestrial repeater network. LCC International has completed initial site planning for 70 markets. The contract with LCC International is described in more detail under the caption "Certain Relationships and Related Transactions--Engineering Contract with LCC International." We have entered into a contract with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters. The contract is described in greater detail under the caption "Certain Relationships and Related Party Transactions-Contracts with Hughes."

   In some areas, satellite signals may be subject to blockages from tall buildings and other obstructions. Due to the satellites' longitudinal separation, in most circumstances where reception is obscured from one satellite, XM Radio will still be available from the other satellite. In some urban areas with a high concentration of tall buildings, however, line-of-sight obstructions to both satellites may be more frequent. In such areas, we will install terrestrial repeaters to facilitate signal reception. We will install terrestrial repeaters on rooftops and existing tower structures where they will receive the satellite signals, amplify them and retransmit them at a significantly higher signal strength than is possible directly from the satellites. Before we may install many of our planned terrestrial repeaters, we must obtain roof rights in suitable locations and on acceptable terms. We do not expect this to present a serious problem to our construction of a terrestrial repeater network.

   The high power levels and proprietary signal design of the terrestrial signals may allow XM radios to receive signals when a terrestrial repeater is not in view, including within buildings and other structures which can be penetrated by the terrestrial repeater signal. In some indoor locations which cannot receive the repeater signal, users will need to use small externally mounted antennas that will receive the signal from one of the two satellites.

   We have contracted to purchase 1,550 terrestrial repeaters and may install as many as 1,700 terrestrial repeaters to cover urban areas in approximately 70 markets. We expect that this system will be operational by the second quarter of 2001. We estimate that the largest urban markets may require in excess of 100 repeaters, while smaller cities with fewer tall buildings may require as few as one to three repeaters. We also intend to use additional small repeaters in areas such as tunnels, where reception would otherwise be severely restricted. Our placement of terrestrial repeaters will be guided by a newly developed radio frequency analysis technique which, employing technology similar to that used in certain cellular telephone systems, analyzes the satellite footprint to discover areas likely to have impaired reception of XM Radio.

   We expect to benefit from the expertise gained by American Mobile with its ARDIS terrestrial two-way data network consisting of approximately 1,700 base stations sites serving cities throughout the United States. We may use a portion of these sites in our system.

   XM Radios. We will transmit XM Radio throughout the continental United States to vehicle, portable, home and plug and play radios. Our radios will be capable of receiving both XM Radio and traditional AM/FM stations. We believe prototypes will be available and limited production will begin by December 2000, and radios will be commercially available by commencement of commercial operation.

   We have signed a contract with STMicroelectronics to design and produce chips which will decode the XM Radio signal. Additionally, some of the design elements in the chipsets currently being made for the WorldSpace International system, which operates in a different frequency band, will be integrated into our chipsets. Lucent Digital Radio has agreed to provide coding technology for our audio signals.

   Delphi-Delco, Motorola, Pioneer, Alpine, Mitsubishi, Audiovox and Clarion have signed contracts with us to develop, manufacture and distribute XM radios which can be used in the car and we have signed a contract with Sony Electronics to design, manufacture and market XM radios for the portable, home, aftermarket and original equipment manufacture car stereo markets. We have also signed a contract with SHARP to manufacture XM radios for home and portable use.

   Unified Standard for Satellite Radio. On February 16, 2000, we signed an agreement with Sirius Radio to develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both our and Sirius Radio's services. The technology relating to this unified standard will be jointly developed, funded and owned by the two companies. In addition, we will work together with Sirius Radio to proliferate the new standard by creating a service mark for satellite radio. This unified standard is intended to meet FCC rules that require interoperability with both licensed satellite radio systems.

   As part of the agreement, each company has licensed to the other its intellectual property relating to its system; the value of this license will be considered part of each company's contribution toward the joint development. In addition, each company has agreed to license its non-core technology, including non-essential features of its system, to the other at commercially reasonable rates. In connection with this agreement, the pending patent litigation against XM Radio has been resolved.

   We anticipate that it will take several years to develop radios capable of receiving both services. At the commercial launch of our service, we anticipate that our consumers will be able to purchase radios only capable of receiving our service.

   Both companies expect to work with their automobile and radio manufacturing partners to integrate the new standard. Future agreements with automakers and radio manufacturers will specify the unified satellite radio standard. Furthermore, future agreements with retail and automotive distribution partners and content providers will be on a non-exclusive basis.

   We and Sirius Radio have also agreed to negotiate in good faith to provide service to each other's subscribers in the event of a catastrophic failure of the XM Radio system or the Sirius Radio system.

Competition

   We expect to face competition for both listeners and advertising dollars.

 Sirius Satellite Radio

   Our direct competitor in satellite radio service is likely to be Sirius Satellite Radio, the only other FCC licensee for satellite radio service in the United States. Since October 1997, Sirius Satellite Radio's common stock has traded on the Nasdaq National Market. Sirius Satellite Radio plans to deploy three satellites in a North American elliptical orbit and a network of terrestrial repeaters. Sirius Satellite Radio has announced in recent SEC filings that it has arrangements for the construction, implementation and distribution of its service and that it expects to begin receiving revenue from operations in early 2001, which is slightly ahead of our planned commencement of commercial operations in the second quarter of 2001.

 Traditional AM/FM Radio

   Our competition will also include traditional AM/FM radio. Unlike XM Radio, traditional AM/FM radio already has a well established market for its services and generally offers free broadcast reception paid for by commercial advertising rather than by a subscription fee. Also, many radio stations offer information programming of a local nature, such as traffic and weather reports, which XM Radio initially will be unable to offer as effectively as local radio, or at all. The AM/FM radio broadcasting industry is highly competitive.

Radio stations compete for listeners and advertising revenues directly with other radio stations within their markets on the basis of a variety of factors, including

  .  program content;

  .  air talent;

  .  transmitter power;

  .  source frequency;

  .  audience characteristics;

  .  local program acceptance; and

  .  the number and characteristics of other radio stations in the market.

   Currently, traditional AM/FM radio stations broadcast by means of analog signals, not digital transmission. We believe, however, that in the future traditional AM/FM radio broadcasters may be able to transmit digitally into the bandwidth occupied by current AM/FM stations.

 Internet Radio

   There are a growing number of Internet radio broadcasts which provide listeners with radio programming from around the country and the world. Internet radio can be heard through a personal computer equipped with a modem, sound card and speakers. One of the largest Internet radio providers, Broadcast.com Inc., currently provides a large number of stations on the Internet and has recently completed an initial public offering of stock, indicating growth in the industry. Announcements have been made about plans by one or more companies to deliver Internet radio to cars or portable radios using satellites. Although we believe that the current sound quality of Internet radio is below standard and may vary depending on factors such as network traffic, which can distort or interrupt the broadcast, we expect that improvements from higher bandwidths, faster modems and wider programming selection may make Internet radio a more significant competitor in the future.

   There are a number of Internet-based audio formats in existence or in development which could compete directly with XM Radio. For example, Internet users with the appropriate hardware and software can download sound files for free or for a nominal charge and play them from their personal computers or from specialized portable players. In addition, prominent members of the music and computer industry have supported an initiative known as the Secure Digital Music Initiative to become a standard for fee-based electronic distribution of copyrighted sound recordings. Although presently available formats have drawbacks such as hardware requirements and download bandwidth constraints, which we believe would make XM Radio a more attractive option to consumers, Internet-based audio formats may become increasingly competitive as quality improves and costs are reduced.

 Direct Broadcast Satellite and Cable Audio

   A number of companies provide specialized audio service through either direct broadcast satellite and cable audio systems. These services are targeted to fixed locations, mostly in-home. The radio service offered by direct broadcast satellite and cable audio is generally an add-on service to the higher priced video service.

Regulatory Matters

   XM Radio and Sirius Radio received licenses from the FCC in October 1997 to construct and operate satellite radio service. The FCC has allocated 25 MHz for the new service in a range of radio frequencies known as the S-Band.

   As an owner of one of two FCC licenses to operate a commercial satellite radio service in the United States, we will continue to be subject to regulatory oversight by the FCC. Our development, implementation and eventual operation of our system will be subject to significant regulation by the FCC under authority granted under the Communications Act and related to federal law. Non-compliance by us with FCC rules and regulations could result in fines, additional license conditions, license revocation or other detrimental FCC actions. Any of these FCC actions may harm our business. There is no guarantee that the rules and regulations of the FCC will continue to support our business plan.

   One of the two losing bidders in the satellite radio license auction filed an application for review of the order granting our FCC license, but the challenge was denied. The losing bidder is seeking review by the FCC. The losing bidder has argued that WorldSpace had effectively taken control of us without FCC approval and that WorldSpace has circumvented the FCC's application cut-off procedures. WorldSpace is no longer a stockholder in our company. We have opposed this appeal and have denied the allegations contained in the challenge. The FCC's order granting our license remains in effect during the pendency of the application for review. Although we believe that the award of the license to us will continue to be upheld, we cannot predict the ultimate outcome of this challenge. If this challenge is successful, the FCC could take a range of actions, any of which could harm our ability to proceed with our planned satellite radio service.

   Our license, which is held by a subsidiary wholly owned by us, has a term of eight years from commencement of our operations and may be renewed. The FCC requires the satellite radio licensees, including us, to adhere to certain milestones in the development of their systems, including a requirement that the licensees begin full operation by October 2003.

   Our FCC license requires us to meet the following milestones:

Deadline                          Milestone                                 Status
--------                          ---------                                 ------
October 1998  Complete contracting for first satellite           Completed March 1998
October 1999  Complete contracting for second satellite          Completed March 1998
October 2001  Begin in-orbit operation of at least one satellite Expected Fourth Quarter 2000
October 2003  Begin full operation of the XM Radio system        Expected Second Quarter 2001


   While we have already fulfilled the first two milestones, we may not meet the remaining two milestones, in part because we depend on third parties to build and launch our satellites. If we fail to meet these milestones, the FCC could take a range of actions, any of which may harm our business.

   For business and technical reasons, we have decided to modify certain aspects of the satellite radio system described in our May 1997 amended application to the FCC. Specifically, we intend to

  .  increase the satellites' transmission power;

  .  eliminate coverage of Alaska and Hawaii; and

  . change the total number of signals carried by the satellites and terrestrial repeaters.

   We will subdivide our 12.5 MHz of allocated bandwidth to carry six signals instead of five as previously stated in our FCC application. Two signals will be transmitted by each of the two satellites, and two signals will be transmitted by our terrestrial repeaters. We have filed an application requesting that the FCC allow us to modify the XM Radio system to incorporate these changes. In response to our application, one commenter expressed concern that a grant of XM Radio's request to operate its satellites at higher power could have an adverse effect on international frequency coordination with the government of Mexico. We discuss the coordination of the XM Radio system with systems operating in the same frequency bands in adjacent countries below in this section. While the FCC regularly approves modifications to commercial licenses, it may not approve our request.

   The FCC has indicated that it may in the future impose public service obligations, such as channel set-asides for educational programming, on satellite radio licensees.

   The FCC's rules require interoperability with all licensed satellite radio systems that are operational or under construction. The FCC conditioned our license on certification by us that our final receiver design is interoperable with the final receiver design of the other licensee, Sirius Radio, which plans to use a different transmission technology than we plan to use. Because of uncertainty regarding the design of Sirius Radio's systems, we may face difficulties initially in meeting this interoperability requirement. We have signed an agreement with Sirius Radio to develop a unified standard for satellite radios, but we anticipate that it will take several years to develop the technologies necessary for radios that will be capable of receiving both our service and Sirius Radio's service. Accordingly, we may not be able to meet the FCC's interoperability requirements by the time we launch our commercial operations and may need to obtain an extension of time or modification of this requirement from the FCC. Furthermore, complying with the interoperability requirement could make the radios more difficult and costly to manufacture.

   The FCC is currently conducting a rulemaking proceeding to establish rules for terrestrial repeater transmitters, which we plan to deploy to fill in gaps in satellite coverage. The FCC has proposed to permit us to deploy these facilities. Specifically, the FCC has proposed a form of blanket licensing for terrestrial repeaters and service rules which would prohibit satellite radio licensees from using terrestrial repeating transmitters to originate local programming or transmit signals other than those received from the satellite radio satellites. Various parties, including the National Association of Broadcasters, have asked the FCC to

  . delay consideration of terrestrial repeater rules until our company and Sirius Radio provide additional information regarding planned terrestrial repeaters;

  .  require individual licensing of each terrestrial repeater;

  .  limit the number of repeaters that may be deployed; and

  . impose a waiting period on the use of repeaters in order to determine if signal reception problems can be resolved through other means.

   Our plans to deploy terrestrial repeaters in our system may be impacted, possibly materially, by whatever rules the FCC issues in this regard.

   The FCC also may adopt limits on emissions of terrestrial repeaters to protect other services using nearby frequencies. While we believe that we will meet any reasonable non-interference standard for terrestrial repeaters, the FCC has no specific standard at this time, and the application of such limits might increase our cost of using repeaters. Although we are optimistic that we will be able to construct and use terrestrial repeaters as needed, the development and implementation of the FCC's ultimate rules might delay this process or restrict our ability to do so.

   We will need to coordinate the XM Radio system with systems operating in the same frequency bands in adjacent countries. Canada and Mexico are the countries whose radio systems are most likely to be affected by satellite radio. The United States government, which conducts the coordination process, has resolved the issue with Canada and has begun discussions with the Mexican government. However, the negotiations with Mexico could be complicated by that country's interest in developing a similar digital satellite radio service that might operate on the same frequencies as XM Radio will use in the United States. Although we are optimistic that the FCC will coordinate satellite radio frequency use with Mexico without compromising our ability to operate as planned, it may not be able to do so, which could materially affect XM Radio.

   We will operate the communication uplinks between our own earth station and our satellites in a band of radio frequencies that are used for several other services. These services are known under FCC rules as fixed services, broadcast auxiliary services, electronic news gathering services, and mobile satellite services for uplink station networks. Although we are optimistic that we will succeed in coordinating domestic uplink station networks, we may not be able to coordinate use of this spectrum in a timely manner, or at all.

   We also need to protect our system from out-of-band emissions from licensees operating in adjacent frequency bands. Wireless Communication Service licensees operating in frequency bands adjacent to the satellite radio's S-Band allocation must comply with certain out-of-band emission limits imposed by the FCC to protect satellite radio systems. These limits, however, are less stringent than those we proposed. In addition, in April 1998, the FCC proposed to amend its rules to allow for new radio frequency lighting devices that would operate in an adjacent radio frequency band. We opposed the proposal on the grounds that the proliferation of this new kind of lighting and its proposed emission limits, particularly if used for street lighting, may interfere with XM Radio. However, the FCC may not rule in our favor, a decision which could adversely affect our signal quality.

   The FCC order granting our license determined that because we are a private satellite system providing a subscription service on a non-common carrier basis, we would not be subject to the FCC's foreign ownership restrictions. However, such restrictions would apply to us if we were to offer non subscription services, which may appear more lucrative to potential advertisers than subscription services. The FCC also stated in its order that it may reconsider its decision not to subject satellite radio licensees to its foreign ownership restrictions.

   Sea Launch, Alcatel and other vendors are subject to United States export regulations. Our vendors will need approval from the State Department under technology export statutes and regulations for the launch of our satellites. Although these are not new requirements, the export of technology has received considerable attention in response to concerns about the export of technology to China by the United States defense contractors. The negative publicity may lead the United States Congress to alter the relevant laws or regulations, or may change the State Department's policy in enforcing the regulations. Any change in applicable law or policy may result in delay of our satellite launch.

Intellectual Property

 System Technology

   We have contracted with several technology companies to implement portions of the XM Radio system. These technology companies include Hughes and Alcatel (satellites); Delphi-Delco, Sony, Motorola, Pioneer, Alpine, Mitsubishi, Audiovox, Clarion and SHARP (car and home radios); STMicroelectronics (chipsets); Lucent Digital Radio (audio coding technology); Fraunhofer Institute (various technologies) and LCC International (design of repeater network). We will not acquire any intellectual property rights in the satellites. We will have joint ownership of or a license to use the technology developed by the radio and chipset manufacturers. We will own the design of our system, including aspects of the technology used in communicating from the satellites and the design of the repeater network.

   Our system design, our repeater system design and the specifications we supplied to our radio and chipset manufacturers incorporates or may in the future incorporate some intellectual property licensed to us on a non-exclusive basis by WorldSpace Management. WorldSpace Management has used this technology in its own non-United States satellite radio system. We also have the right to sublicense the licensed technology to any third party, including chipset manufacturers, terrestrial repeater manufacturers and receiver manufacturers in connection with the XM Radio system. Under our agreement with WorldSpace Management we must pay one time, annual or percentage royalty fees or reimburse WorldSpace Management for various costs for various elements of the licensed technology that we decide to use in the XM Radio system. We have incurred costs of $6.7 million to WorldSpace Management under this agreement through December 31, 1999. We will not be required to pay royalties to WorldSpace Management for licensed technology that we do not use in our system. We anticipate that the Fraunhofer Institute will continue to provide various development services for us in connection with the design of our system.

   American Mobile has granted us a royalty-free license with respect to certain ground segment communications technology and antenna technology.

   American Mobile and WorldSpace Management have also granted us royalty-free, non-exclusive and irrevocable licenses to use and sublicense all improvements to their technology. The technology licenses from American Mobile and WorldSpace Management renew automatically on an annual basis unless terminated for a breach which has not been or cannot be remedied.

   We believe that the intellectual property rights we have licensed under our technology license were independently developed or duly licensed by American Mobile or WorldSpace International, as the case may be. We cannot assure you, however, that third parties will not bring suit against us for patent or other infringement of intellectual property rights.

   We have signed an agreement with Sirius Radio to develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both our and Sirius Radio's services. The technology relating to this unified standard will be jointly developed, funded and owned by the two companies. As part of the agreement, each company has licensed to the other its intellectual property relating to the unified standard and to its system; the value of this license will be considered part of its contribution toward the joint project. In addition, each company has agreed to license its non-core technology, including non-essential features of its system, to the other at commercially reasonable rates. Each party will be entitled to license fees or a credit towards its obligation to fund one half of the development cost of the technologies used to develop a unified standard for satellite radios. The amount of the fees or credit will be based upon the validity, value, use, importance and available alternatives of the technology each contributes and will be determined over time by agreement of the parties or by arbitration. We cannot predict at this time the amount of license fees, if any, payable by or to XM or Sirius Radio of the size or the credits to XM and Sirius Radio from the use of their technology. This may require additional capital, which could be significant.

 Prior Litigation with Sirius Radio; Technology License

   On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against us in the United States District Court for the Southern District of New York, alleging that we were infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought money damages to the extent we manufactured, used or sold any product or method claimed in their patents and injunctive relief. This suit was resolved in February 2000 in accordance with the terms of a joint development agreement between us and Sirius Radio in which both companies agreed to develop a unified standard for satellite radios and license our respective intellectual property, including the patents that were the subject of the suit, for use in this joint development. If this agreement is terminated before the value of the licenses has been determined due to our failure to perform a material covenant or obligation, then this suit could be refiled.

   If this litigation were recommenced, we believe based on the planned design of our system, our knowledge of the differences between our system and the claims of the Sirius Radio patents and on advice we have previously received from our patent counsel, that a court would find that we have not and will not infringe any Sirius Radio patents. However, the litigation could harm us, even if we were successful. It would divert our management's attention and might make it more difficult for us to raise financing or enter into other agreements with third parties. In addition, even if we prevailed, the Sirius Radio litigation might prevent us from moving forward with the development of the XM Radio system in a timely manner. The Sirius Radio patents involved in the litigation relate to certain aspects of signal and reception methodologies that may be employed by a satellite radio system. If this suit were refiled and we lost all or part of this litigation, we could become liable to Sirius Radio for money damages and subject to an injunction preventing us from using certain technology in the XM Radio system. Any such injunction could force us to engineer technology which would not be subject to the injunction, license or develop alternative technology, or seek a license from, and pay royalties to, Sirius Radio. If any of these strategies becomes necessary, it could be costly and time-consuming and would likely delay any implementation of our system. If we could not accomplish any strategy, or could not do so in a timely manner at an acceptable cost, our business would be harmed.

 Copyrights to Programming

   We must negotiate and enter into music programming royalty arrangements with performing rights societies such as the American Society of Composers, Authors and Publishers, Broadcast Music, Inc., and SESAC, Inc. These organizations collect royalties and distribute them to songwriters and music publishers and negotiate fees with copyright users based on a percentage of revenues. Radio broadcasters currently pay a combined total of approximately 3-4% of their revenues to these performing rights societies. We expect to negotiate or establish by arbitration royalty arrangements with these organizations, but such royalty arrangements may be more costly than anticipated or unavailable. Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we also have to negotiate royalty arrangements with the owners of the sound recordings. The Recording Industry Association of America will negotiate licenses and collect royalties on behalf of copyright owners for this performance right in sound recordings. Cable audio services currently pay a royalty rate of 6.5% of gross subscriber revenue. This rate was set by the Librarian of Congress, which has statutory authority to decide rates through arbitration, and was affirmed on May 21, 1999 by the United States Court of Appeals for the District of Columbia. Although we believe we can distinguish XM Radio sufficiently from the cable audio services in order to negotiate a lower statutory rate, we may not be able to do so.

 The XMTM Trademark

   We believe that XM Radio will be seen as the complement to AM and FM radio. We have an application pending in the United States Patent and Trademark Office for the registration of the trademark "XM" in connection with the transmission services offered by our company and expect that our brand name and logo will be prominently displayed on the surface of XM radios together with the radio manufacturer's brand name. This will identify the equipment as being XM Radio- compatible and build awareness of XM Radio. We intend to maintain our trademark and the anticipated registration. We are not aware of any material claims of infringement or other challenges to our right to use the "XM" trademark in the United States.

Personnel

   As of January 31, 2000, we had 67 employees. In addition, we rely upon a number of consultants and other advisors. The extent and timing of any increase in staffing will depend on the availability of qualified personnel and other developments in our business. None of our employees is represented by a labor union, and we believe that our relationship with our employees is good.

ITEM 2. PROPERTIES

   Our executive offices are located at 1250 23rd Street, N.W., Suite 57, Washington, D.C. 20037-1100, and are leased pursuant to a lease agreement that will expire on October 31, 2000. We have entered into a ten year lease of approximately 120,000 square feet of additional space in Washington, D.C. to be used as our headquarters office, as well as for our studio and production facilities.

ITEM 3. LEGAL PROCEEDINGS

   Except for the FCC proceeding described under the caption "Business-- Regulatory Matters," we are not a party to any material litigation or other proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                          PRICE RANGE OF COMMON STOCK

   Our Class A common stock has been quoted on the Nasdaq National Market under the symbol "XMSR" since our initial public offering on October 5, 1999. The following table presents, for the period indicated, the high and low sales prices per share of our Class A common stock as reported on the Nasdaq National Market.

                                                                  High    Low
                                                                 ------ -------
1999:
 Fourth Quarter (beginning October 5, 1999)..................... $44.75 $11.625

   On March 10, 2000, the last reported bid price for our Class A common stock on the Nasdaq National Market was $42.50. As of March 10, 2000, there were 76 holders of record of our Class A common stock.

                                DIVIDEND POLICY

   We have not declared or paid any dividends since our date of inception. We do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate we will retain any earnings for use in our operations and the expansion of our business. We are obligated to pay dividends on our Series B convertible redeemable preferred stock, which we may pay in cash or in shares of our Class A common stock, at our option.

                    RECENT SALES OF UNREGISTERED SECURITIES

   None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


   In considering the following selected consolidated financial data, you should also read our consolidated financial statements and notes and the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statements of operations data for the three-year period ended December 31, 1999, and for the period from December 15, 1992 (date of inception) to December 31, 1999, and the consolidated balance sheets data as of December 31, 1997, 1998 and 1999 are derived from our consolidated financial statements. These statements have been audited by KPMG LLP, independent certified public accountants. KPMG's report contains a paragraph stating that we have not begun operations and are dependent upon additional debt or equity financing, and that these factors raise substantial doubt about our ability to continue as a going concern. The selected consolidated financial data do not include any adjustments that might result from the outcome of that uncertainty.


                                                                  December 15,
                                                                  1992 (Date of
                                  Years Ended December 31,         Inception)
                               --------------------------------  to December 31,
                                 1997       1998        1999        1999 (1)
                               ---------  ---------  ----------  ---------------
                                (In thousands, except share
                                           data)
Consolidated Statements of
 Operations Data:
Revenue......................  $      --  $      --  $       --     $    --
                               ---------  ---------  ----------     --------
Operating expenses:
 Research and development....         --      6,941       4,274       11,215
 Professional fees...........      1,090      5,242       9,969       16,301
 General and administrative..         20      4,010      16,448       20,478
                               ---------  ---------  ----------     --------
 Total operating expenses....      1,110     16,193      30,691       47,994
                               ---------  ---------  ----------     --------
Operating loss...............     (1,110)   (16,193)    (30,691)     (47,994)
Other expense--interest
 income (expense), net.......       (549)        26      (6,205)      (6,728)
                               ---------  ---------  ----------     --------
Net loss.....................  $  (1,659) $ (16,167) $  (36,896)    $(54,722)
                               =========  =========  ==========     ========
Net loss per share--basic and
 diluted.....................     $(0.26)    $(2.42)     $(2.40)
                               =========  =========  ==========
Weighted average shares used
 in computing net loss per
 share--basic and diluted....  6,368,166  6,689,250  15,344,102

                                              December 31,
                                        --------------------------
                                         1997     1998      1999
                                        ------- --------  --------
                                             (In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term
 investments........................... $     1 $    310  $120,170
System under construction..............  91,932  169,029   362,358
Total assets...........................  91,933  170,485   515,189
Total debt.............................  82,504  140,332       212
Total liabilities......................  82,949  177,668    30,172
Stockholders' equity (deficit).........   8,984   (7,183)  485,017

--------
(1) Business activity for the period from December 15, 1992, which was our date of inception, through December 31, 1996 was insignificant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our financial condition and consolidated results of operations. This discussion should be read together with our consolidated financial statements and related notes beginning on page F-1 of this report.

Introduction

   XM Satellite Radio Inc. was incorporated in Delaware in 1992 as a wholly-owned subsidiary of American Mobile. XM Satellite Radio Holdings Inc. became a holding company for XM Satellite Radio Inc. in connection with a strategic investment by a former shareholder in early 1997. In July 1999, following our repayment of $75.0 million in debt owed to the former shareholder, it conveyed all of its interest in us to a trust. American Mobile then acquired all of that interest from the trust, making American Mobile our only stockholder at that time. Also, in July, we issued $250.0 million of Series A subordinated convertible notes. In October 1999, we completed an initial public offering and exercised an overallotment option for a cumulative total of 10,241,000 shares of Class A common stock, yielding net proceeds of $114.1 million. Concurrent with the closing of our initial public offering, the $250.0 million of Series A subordinated convertible notes, together with associated accrued interest of $6.8 million, converted into 10,786,504 shares of Series A convertible preferred stock and 16,179,755 shares of Class A common stock. Additionally, the $21.4 million and $81.7 million of convertible notes issued to American Mobile, together with associated accrued interest of $3.8 million, converted into 11,182,926 shares of Class B common stock. In the first quarter of 2000, we completed a follow-on offering of 4,370,000 shares of Class A common stock, yielding net proceeds of $132.2 million, a concurrent offering of 2,000,000 shares of our Series B convertible redeemable preferred stock, which yielded net proceeds of $96.3 million, and a private placement of 325,000 units, each consisting of $1,000 principal amount of 14% senior secured notes due 2010 and one warrant to purchase 8.024815 shares of Class A common stock at $49.50 per share that provided net proceeds of $191.0 million excluding $123.0 million for an interest reserve.

   We are in the development stage. Since our inception in December 1992, we have devoted our efforts to establishing and commercializing the XM Radio system. Our activities were fairly limited until 1997, when we pursued and obtained regulatory approval from the FCC to provide satellite radio service. Our principal activities to date have included

  .  designing and developing the XM Radio system;

  . negotiating contracts with satellite and launch vehicle operators, specialty programmers, radio manufacturers and car manufacturers;

  .  developing technical standards and specifications;

  .  conducting market research; and

  .  securing financing for working capital and capital expenditures.

   We have incurred substantial losses to date and expect to continue to incur significant losses for the foreseeable future as we continue to design, develop and deploy the XM Radio system and for some period following our commencement of commercial operations.

   We intend to capitalize all costs related to our satellite contract and our FCC license, including all applicable interest. These capitalized costs will be depreciated over the estimated useful lives of the satellites and ground control stations. Depreciation of our satellites will commence upon in-orbit delivery. Depreciation of our satellite control facilities and terrestrial repeaters and the amortization of our FCC license will commence upon commercial operations.

   After we begin commercial operations, which we are targeting for the second quarter of 2001, we anticipate that our revenues will consist primarily of customers' subscription fees and advertising revenues.

Results of Operations

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Research and Development. Research and development expenses decreased to $4.3 million in 1999, compared with $6.9 million in 1998. The decrease in research and development expenses resulted from the completion of the development of some of our system technology during 1998.

   Professional Fees. Professional fees increased to approximately $10.0 million in 1999, compared with $5.2 million in 1998. The increase primarily reflects additional legal, regulatory and marketing expenses.

   General and Administrative. General and administrative expenses increased to $16.4 million in 1999, compared with $4.0 million in 1998. The increase primarily reflects increased headcount and facility expenses to begin program management and operations. We also commenced the amortization of our goodwill and intangibles resulting from American Mobile's acquisition of a former investor's interest in us during 1999. We have granted certain key executives stock options and incurred a non-cash compensation charge of approximately $4.1 million in the fourth quarter of 1999 primarily for performance-based stock options. We will continue to incur quarterly non-cash compensation charges over the vesting period depending on the market value of our Class A common stock.

   Interest Income. Interest income increased to $2.9 million in 1999, compared with 1998, which was insignificant. The increase was the result of higher average balances of cash and short-term investments during 1999 due to the proceeds from the issuance of Series A convertible notes in the third quarter of 1999 exceeding the amounts of expenditures for satellite and launch vehicle construction, other capital expenditures and operating expenses.

   Interest Expense. As of December 31, 1999 and 1998, we owed $0 and $140.2 million, respectively, including accrued interest, under various debt agreements which we entered into for the purpose of financing the XM Radio system. Our capitalized interest costs were $15.3 million and $11.8 million associated with our FCC license and the XM Radio system during 1999 and 1998, respectively. We expensed interest costs of $9.1 million and $0 during 1999 and 1998, respectively. We incurred a one-time $5.5 million charge to interest due to the beneficial conversion feature of the new American Mobile note. We also exceeded our interest capitalization threshold by $3.6 million.

   Net Loss. The net loss for 1999 and 1998 was $36.9 million and $16.2 million, respectively. The increase in net losses for 1999, compared with 1998, primarily reflects an increase in net interest expense as discussed above and additional general and administration expenses, primarily due to increased headcount and facility expenses, in preparation for commercial operations and the commencement of amortization of goodwill and intangibles.

 Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

   Research and Development. Research and development expenses amounted to approximately $6.9 million for the year ended December 31, 1998. Research and development expenses for the year ended December 31, 1997 were insignificant. The increase in research and development expenses resulted from the development of some of our system technology during 1998.

   Professional Fees. Professional fees increased to approximately $5.2 million for the year ended December 31, 1998, compared with $1.1 million for the year ended December 31, 1997. The increase primarily reflects legal, regulatory and marketing expenses.

   General and Administrative. General and administrative expenses increased to $4.0 million for the year ended December 31, 1998, compared with $20,000 for the year ended December 31, 1997. The increase primarily reflects increased headcount and facility expenses to begin program management and operations.

   Interest Expense. As of December 31, 1998 and 1997, we owed $140.2 million and $82.5 million, respectively, including accrued interest, under various debt agreements which we entered into for the purpose of financing the XM Radio system. We capitalized interest costs of $11.8 million and $1.9 million associated with our FCC license and the XM Radio system during the year ended December 31, 1998 and 1997, respectively. We expensed interest costs of $0.5 million during the year ended December 31, 1997.

   Net Loss. The net loss for the years ended December 31, 1998 and 1997 was $16.2 million and $1.7 million, respectively, primarily reflecting research and development activities, professional fees and general and administrative expenses.

Liquidity and Capital Resources

   At December 31, 1999, we had a total of cash, cash equivalents and short-term investments of $120.2 million and working capital of $94.7 million, compared with cash and cash equivalents of $0.3 million and working capital of $(130.3) million at December 31, 1998. The increases in the respective balances are due primarily to the proceeds from the issuance of Series A subordinated convertible notes in July 1999 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Funds Required for XM Radio Through Commencement of Commercial Operations--Sources of Funds") exceeding capital expenditures and operating expenses for 1999, which was off-set by a $75 million payment to retire loans payable, and the conversion of current loans payable to a former shareholder into the non-current American Mobile new convertible note. In October 1999, we successfully completed an initial public offering, which raised $114.1 million in net proceeds, and converted the Series A subordinated convertible notes into Series A convertible preferred stock and Class A common stock.

 Funds Required for XM Radio Through Commencement of Commercial Operations

   We estimate that we will require approximately $1.1 billion to develop and implement the XM Radio system from our inception through the commencement of commercial operations, which we are targeting for the second quarter of 2001. We will have raised an aggregate of $865.0 million since our inception net of expenses, interest reserve and repayment of debt. We will require substantial additional funding, approximately $235.0 million, to finish building the XM Radio system, to provide working capital and fund operating losses until we commence commercial operations. The funds raised to date are expected to be sufficient in the absence of additional financing to cover our funding needs into the third quarter of 2000.

   We currently expect to satisfy our funding requirements by selling debt or equity securities and by obtaining loans or other credit lines from banks or other financial institutions. In addition, we plan to raise funds through vendor financing arrangements associated with our terrestrial repeater project. If we are successful in raising additional financing, we anticipate that a significant portion of future financing will consist of debt. We are actively considering possible financings, and because of our substantial capital needs we may consummate one or more financings at any time. Often, high yield debt securities are issued as part of units with warrants to purchase common stock. If warrants were issued in any debt placement by us, the amount of common stock that may be purchased and the price at which stock would be purchased under the warrants would depend upon market conditions at that time.

   American Mobile is our controlling stockholder. American Mobile has certain rights regarding the election of persons to serve on our board of directors and as of the date of this report, holds 61.0% of the voting power of Holdings, or 50.5% giving effect to the conversion of all of Holdings' outstanding common stock equivalents. American Mobile cannot relinquish its position as our controlling shareholder without obtaining the prior approval of the FCC. Accordingly, prior to our obtaining FCC approval of the transfer of control from American Mobile, we will only be able to issue a limited amount of voting securities or securities convertible into voting securities unless certain of our stockholders holding nonvoting convertible securities agree not to convert them into voting securities or we take other steps to permit voting securities on a basis consistent with FCC rules. Certain holders of our nonvoting securities have agreed not to convert their securities if it would cause American Mobile not to hold a majority of our voting stock or a lesser percentage approved by the FCC, until we obtain approval by the FCC of a change in control. In return, Holdings has agreed not to issue new voting securities, other than the units issued on March 15, 2000 and other than up to 2,000,000 shares of Class A common stock (except upon conversion or exercise of existing securities or under our employee stock plans), if it would make these holders unable to convert any of their non-voting securities. We intend to seek appropriate FCC approvals in the near future. We may not be able to obtain FCC approval or it may take a long period of time to obtain such approval and there may be conditions imposed in connection with such approval which may be unfavorable to us. The inability to raise capital opportunistically, or at all, could adversely affect our business plan.

   We may not be able to raise any funds or obtain loans on favorable terms or at all. Our ability to obtain the required financing depends on several factors, including future market conditions; our success or lack of success in developing, implementing and marketing our satellite radio service; our future creditworthiness; and restrictions contained in agreements with our investors or lenders. If we fail to obtain any necessary financing on a timely basis, a number of adverse effects could occur. Our satellite construction and launch and other events necessary to our business could be materially delayed or their costs could materially increase. We could default on our commitments to our satellite construction or launch contractors, creditors or others, leading to termination of construction or inability to launch our satellites. Finally, we may not be able to launch our satellite radio service as planned and may have to discontinue operations or seek a purchaser for our business or assets.

   Our expected sources and uses of funds through commencement of commercial operations are as follows:

                      Inception Through Commercial Launch
                                 (in millions)

Sources of Funds

  Total funds raised to date.......................................... $  865.0
  Future capital requirements.........................................    235.0
                                                                       --------
    Total sources..................................................... $1,100.0
                                                                       ========

Uses of Funds
  Satellites and launch............................................... $  472.6
  Launch insurance....................................................     50.0
  Terrestrial repeater system.........................................    263.3
  Ground segment......................................................     65.9
                                                                       --------
    Total system......................................................    851.8
  FCC license.........................................................     90.0
  Operating expenses and working capital requirements.................    158.2
                                                                       --------
    Total uses........................................................ $1,100.0
                                                                       ========

   The sources and uses chart for inception through commercial launch assumes that we will commence full commercial operations in the second quarter of 2001 and does not include net interest income or expense of any future offerings or other financings. We anticipate that we will need substantial further funding after commencement of operations to cover our cash requirements before we generate positive cash flow from operations. Many factors, including our ability to generate significant revenues, could affect this estimate. See "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Total funds raised to date in the chart above include proceeds of

  . $9.2 million in equity contributions and an additional $157.8 million in equity from converted debt instruments funded by American Mobile and by a former investor who sold its investment to American Mobile.

  . $238.7 million in net proceeds from convertible notes which were converted to Class A common stock and Series A convertible preferred stock on October 8, 1999 as a result of our initial public offering. $75 million of these proceeds were used to repay outstanding debt.

  .  $114.1 million in net proceeds from our initial public offering.

  . $132.2 million in net proceeds from a Class A common stock offering in the first quarter of 2000.

  . $96.3 million in net proceeds from a Series B convertible preferred stock offering in the first quarter of 2000.

  . $191.0 million in net proceeds from a private placement on March 15, 2000, of 325,000 units, each unit consisting of $1,000 principal amount of 14% senior secured notes due 2010 and one warrant to purchase
     8.024815 shares of Class A common stock at $49.50 per share, excluding $123.0 million for an interest reserve.

  . $0.4 million in proceeds from the sale of stock under the employee stock purchase plan and the exercise of stock options.

   The use of funds for satellites and launch in the chart above includes $472.6 million for satellites, launch and long-lead items, including certain financing costs associated with the satellites, and for an option to complete the ground spare satellite under our satellite contract with Hughes. As of December 31, 1999, $183.9 million has been paid under the satellite contract.

   The anticipated $65.9 million in costs for ground segment are intended to cover the satellite control facilities, programming production studios and various other equipment and facilities. As of December 31, 1999, we had incurred 7.6 million in costs in deploying the ground segment.

   Other operating expenses and working capital requirements in the chart above include cumulative historical operating losses through December 31, 1999 of $54.7 million.

   Sources of Funds. To date, we have raised approximately $865.0 million of equity proceeds, net of expenses, interest reserve and repayment of debt. These funds have been used to acquire our FCC license, make required payments under our satellite contract with Hughes, and for working capital and operating expenses. Of the $865.0 million raised to date, approximately $167.0 million, excluding the Class A common stock acquired as part of our initial public offering, has been raised through the issuance of equity to, and receipt of loans from, our current stockholder, American Mobile, and a former stockholder. Of this amount, approximately $90.7 million and $46.0 million was raised in 1997 and 1998, respectively, and $30.3 million was raised in January 1999.

   In July 1999, we issued $250.0 million of Series A subordinated convertible notes to six strategic and financial investors--General Motors, $50.0 million; Clear Channel Communications, $75.0 million; DIRECTV, $50.0 million; and Columbia Capital, Telcom Ventures, L.L.C. and Madison Dearborn Partners, $75.0 million in the aggregate. Using part of the proceeds from the issuance of the Series A subordinated convertible notes, we paid a former stockholder $75.0 million in July 1999 to redeem an outstanding loan. We incurred fees and expenses totalling $11.3 million in connection with these transactions.

   In October 1999, we raised $114.1 million from the issuance of 10.2 million shares of Class A common stock at a price of $12 per share less $8.8 million in underwriting discounts and commissions and estimated expenses. The Series A convertible notes, together with related accrued interest, automatically converted into 16,179,755 shares of our Class A common stock and 10,786,504 shares of our Series A preferred stock. Also, the American Mobile notes, together with related accrued interest, automatically converted into 11,182,926 shares of our Class B common stock. As a result of these transactions, substantially all of our indebtedness converted into equity.

   In the first quarter of 2000, we completed a follow-on offering of 4,370,000 shares of Class A common stock, yielding net proceeds of $132.2 million. At the same time, we completed an offering of 2,000,000 shares of our Series B convertible redeemable preferred stock, which yielded net proceeds of $96.3 million. We also completed a private placement on March 15, 2000 of 325,000 units, each unit consisting of $1,000 principal amount of 14% senior secured notes due 2010 and one warrant to purchase 8.024815 shares of Class A common stock at $49.50 per share that provided net proceeds of $191.0 million, excluding $123.0 million for an interest reserve.

   Uses of Funds. Of the approximately $1.1 billion of funds to be used through commencement of commercial operations, an estimated $569.4 million are expected to be incurred under contracts presently in place and for our FCC license, which has already been paid for in full. Total capital expenditures from our inception to December 31, 1999, totaled $295.5 million.

   Satellite Contract. Under our satellite contract, Hughes will deliver two satellites in orbit and if we exercise our option, complete construction of a ground spare satellite. Hughes will also provide ground equipment and software to be used in the XM Radio system and certain launch and operations support services. We expect that by commencement of commercial operations in the second quarter of 2001, we will have had to pay an aggregate amount of approximately $472.6 million for these items and for Hughes to complete the optional ground spare satellite. This amount does not include incentive payments, which will depend in part on projected satellite performance at the acceptance date. Such payments could total up to an additional $68.7 million over the useful lives of the satellites. As of December 31, 1999, we had paid approximately $183.9 million under our satellite contract and recognized an additional $15.5 million in accrued milestone payments which were paid subsequently.

   Launch Insurance. Based on current industry estimates, we expect that launch insurance for both satellites will cost an aggregate of approximately $50.0 million. As of December 31, 1999, we had not incurred any costs with respect to launch insurance.

   Terrestrial Repeater System. Based on the current design of the XM Radio system and preliminary bids, we estimate that through our expected commencement of operations in the second quarter of 2001 we will incur aggregate costs of approximately $263.3 million for a terrestrial repeater system. We expect these costs to cover the capital cost of the design, development and installation of a system of terrestrial repeaters to cover approximately 70 cities and metropolitan areas. As of December 31, 1999, we had incurred costs with respect to the terrestrial repeater buildout of $10.1 million which we paid. In August 1999, we signed a contract calling for payments of approximately $115.0 million for engineering and site preparation. We entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters. Payments under this contract are expected to be approximately $128.0 million. As of December 31, 1999, we have paid $3.5 million under this contract.

   Ground Segment. Based on the design of the XM Radio system, available research, preliminary bids and actual contract costs, we expect to incur aggregate ground segment costs through the expected commencement of operations in the second quarter of 2001 of approximately $65.9 million. We expect these costs will cover the satellite control facilities, programming production studios and various other equipment and facilities. As of December 31, 1999, we had incurred $5.6 million in costs with respect to the ground segment.

   FCC License. In October 1997, we received one of two satellite radio licenses issued by the FCC. We have paid approximately $90.0 million for this license, including the initial bid right. No additional payments have been made relating to the license.

   Operating Expenses and Working Capital Requirements. In addition to the above capital needs, we will require funds for working capital, operating expenses and royalty payments currently estimated to be approximately $158.2 million through our targeted commercial launch in the second quarter of 2001. From our inception through December 31, 1999, we have incurred total expenses of $36.9 million. Total cash used in operating activities was $18.8 million. The difference between the loss incurred to date and cash used in operations is principally due to a $5.5 million beneficial conversion charge, $12.5 million in amounts due to related parties and $3.6 million in accrued interest.

   Joint Development Agreement Funding Requirements. In addition to the above capital needs, we may require funds to pay license fees or make contributions towards the development of the technologies used to develop a unified standard for satellite radios under our joint development agreement with Sirius Radio. Each party is obligated to fund one half of the development cost for such technologies. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts of these fees or credits will be determined over time by agreement of the parties or by arbitration. We cannot predict at this time the amount of license fees or contribution payable by XM or Sirius Radio or the size of the credits to XM and Sirius Radio from the use of their technology. This may require significant additional capital.

 Funds Required for XM Radio Following Commencement of Commercial Operations

   Even after commencement of commercial operations, we expect to need significant additional funds to cover our cash requirements before we generate sufficient cash flow from operations to cover our expenses. We cannot accurately estimate the amount of additional funds needed, since it will depend on business decisions to be made in the future and revenues received from operations, but we expect the amount to be substantial. Funds will be needed to cover operating expenses, marketing and promotional expenses including an extensive marketing campaign in connection with the launch of our service, distribution expenses, programming costs and any further development of the XM Radio system that we may undertake after operations commence. Marketing and distribution expenses are expected to include joint advertising and joint development with and manufacturing subsidies of certain costs of some of our manufacturers and distribution partners. We cannot estimate accurately the total amount of these operational, promotional, subscriber acquisition, joint development and manufacturing costs and expenses, but they are expected to be substantial.

   We will have significant payment obligations after commencement of operations under our distribution agreement with General Motors. We will pay an aggregate of approximately $35 million in the first four years following commencement of commercial service. After that, through 2009, we will have additional fixed annual payments ranging from less than $35 million to approximately $130 million, aggregating approximately $400 million. In order to encourage the broad installation of XM radios, we have agreed to subsidize a portion of the cost of XM radios and to make incentive payments to General Motors when the owners of General Motors vehicles with installed XM radios become subscribers for the XM Radio service. We must also share with General Motors a percentage of the subscription revenue attributable to General Motors vehicles with installed XM radios. This percentage increases until there are more than eight million General Motors vehicles with installed XM radios. This agreement is subject to renegotiation if General Motors does not achieve and maintain specified installation levels, starting with 1.24 million units after four years and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to our share of the satellite digital radio market.

   We currently expect to satisfy our funding requirements for the period following commencement of commercial operations in substantially the same manner as our requirements prior to commencement of commercial operations.

Year 2000 Readiness

   Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Many such systems will need to accept four-digit entries in order to distinguish 20th century dates from 21st century dates. As a result, by the end of 1999, computer systems and software used by many companies have been upgraded to comply with these Year 2000 requirements. Otherwise these systems may cause miscalculations that will interfere with business activities or simply fail to work. When we use the terms "Year 2000 Ready" or "Year 2000 Readiness," we mean that customers will not experience any material difference in performance and functionality of our networks as a result of the date being prior to, during or after the Year 2000.

   We began to assess our Year 2000 Readiness in mid-1998. We have completed the identification, necessary modification and testing of all our current systems, which we believe are Year 2000 compliant. This required no significant expense. Because we are a development stage company and do not expect to commence commercial operations until the second quarter of 2001, as of the date of this report, we have not experienced and do not expect any significant operational or financial problems for our company as a result of Year 2000 issues. Our existing technology development contracts require Year 2000 Readiness, and we require Year 2000 Readiness in all new contracts that we enter.

   In addition to our internal review process, we have had communications with certain significant third parties with which we do business to

  .  evaluate their Year 2000 Readiness and state of compliance; and

  . determine the extent to which our systems may be affected if they fail to remediate their own Year 2000 issues.

   To date, we have not identified any system which demonstrates symptoms of not being Year 2000 Ready or for which a suitable alternative cannot be implemented.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   As of December 31, 1999, we do not have any derivative financial instruments and do not intend to use derivatives. We invest our cash in short-term commercial paper and investment-grade corporate and government obligations and money market funds. All of our indebtedness was automatically converted into equity upon completion of our initial public offering. As a result, we believe that our exposure to interest rate risk is not material to our results of operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements of XM Satellite Radio Holdings Inc., including our consolidated balance sheets as of December 31, 1998 and 1999, and consolidated statements of operations, consolidated statements of cash flows, and consolidated statements of stockholders' equity (deficit) for the three-year period ended December 31, 1999, and for the period from December 15, 1992 (date of inception) to December 31, 1999 and notes to the consolidated financial statements, together with a report thereon of KPMG LLP, dated February 16, 2000, except for Note 14 which is as of March 15, 2000, are attached hereto as pages F-1 through F-25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information is incorporated herein by reference to our definitive 2000 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

   The information is incorporated herein by reference to our definitive 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information is incorporated herein by reference to our definitive 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information is incorporated herein by reference to our definitive 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)The following Consolidated Financial Statements of and report of independent public accountants are included in Item 8 of this Form 10-K:

    Report of Independent Auditors.

    Consolidated Balance Sheets as of December 31, 1998 and 1999.

    Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999, and for the period from December 15, 1992 (date of inception) to December 31, 1999.

    Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1997, 1998 and 1999, and for the period from December 15, 1992 (date of inception) to December 31, 1999.

    Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999, and for the period from December 15, 1992 (date of inception) to December 31, 1999.

    Notes to Consolidated Financial Statements.

(a)(2)The following consolidated financial statement schedule is filed as part of this report and is attached hereto as page S-1:

    Schedule I--Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulations of the Commission either have been included in the Consolidated Financial Statements of XM Satellite Radio Holdings Inc. or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3)The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

                                 Exhibit Index

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1+   Restated Certificate of Incorporation of XM Satellite Radio Holdings
          Inc.
  3.2+   Restated Bylaws of XM Satellite Radio Holdings Inc.
  4.1+   Form of Certificate for our Class A common stock (incorporated by reference to Exhibit 3 to the XM Satellite Radio Holdings Inc.
          Registration Statement on Form 8-A, filed with the SEC on
          September 23, 1999).
  4.2++  Form of Certificate for our 8.25% Series B Convertible Redeemable
          Preferred Stock.
  4.3    Certificate of Designation Establishing the Voting Powers,
          Designations, Preferences, Limitations, Restrictions and Relative
          Rights of 8.25% Series B Convertible Redeemable Preferred Stock
          due 2012.
 10.1+   Shareholders' Agreement, dated as of July 7, 1999, by and among XM
          Satellite Radio Holdings Inc., American Mobile Satellite Corporation,
          Baron Asset Fund, Clear Channel Investments, Inc., Columbia XM Radio
          Partners, LLC, DIRECTV Enterprises, Inc., General Motors Corporation,
          Madison Dearborn Capital Partners III, L.P., Special Advisors Fund I,
          LLC, Madison Dearborn Special Equity III, L.P., and Telcom-XM
          Investors, L.L.C.
 10.2+   Registration Rights Agreement, dated July 7, 1999, by and among XM
          Satellite Radio Holdings Inc., American Mobile Satellite Corporation,
          the Baron Asset Fund series of Baron Asset Fund, and the holders of
          Series A subordinated convertible notes of XM Satellite Radio
          Holdings Inc.

 Exhibit
   No.                                 Description
 -------                               -----------
 10.3+   Note Purchase Agreement, dated June 7, 1999, by and between XM
          Satellite Radio Holdings Inc., XM Satellite Radio Inc., Clear Channel
          Communications, Inc., DIRECTV Enterprises, Inc., General Motors
          Corporation, Telcom-XM Investors, L.L.C., Columbia XM Radio Partners,
          LLC, Madison Dearborn Capital Partners III, L.P., Madison Dearborn
          Special Equity III, L.P., and Special Advisors Fund I, LLC (including form of Series A subordinated convertible note of XM Satellite Radio
          Holdings Inc. attached as Exhibit A thereto).
 10.4+*  Technology Licensing Agreement by and among XM Satellite Radio Inc.,
          XM Satellite Radio Holdings Inc., WorldSpace Management Corporation
          and American Mobile Satellite Corporation, dated as of January 1,
          1998, amended by Amendment No. 1 to Technology Licensing Agreement,
          dated June 7, 1999.
 10.5+*  Technical Services Agreement between XM Satellite Radio Holdings Inc.
          and American Mobile Satellite Corporation, dated as of January 1,
          1998, as amended by Amendment No. 1 to Technical Services Agreement, dated June 7, 1998.
 10.6+*  Satellite Purchase Contract for In-Orbit Delivery, by and between XM
          Satellite Radio Inc. and Hughes Space and Communications
          International Inc., dated July 21, 1999.
 10.7+*  Amended and Restated Agreement by and between XM Satellite Radio, Inc and STMicroelectronics Srl, dated September 27, 1999.
 10.8+*  Distribution Agreement, dated June 7, 1999, between OnStar, a division of General Motors Corporation, and XM Satellite Radio Inc.
 10.9+*  Operational Assistance Agreement, dated as of June 7, 1999, between XM
          Satellite Radio Inc. and DIRECTV, INC.
 10.10+* Operational Assistance Agreement, dated as of June 7, 1999, between XM
          Satellite Radio Inc. and Clear Channel Communication, Inc.
 10.11+* Operational Assistance Agreement, dated as of June 7, 1999, between XM
          Satellite Radio Inc. and TCM, LLC.
 10.12+  Agreement, dated as of July 16, 1999 between XM Satellite Radio
          Holdings Inc. and Gary Parsons.
 10.13+  Employment Agreement, dated as of June 1, 1998, between XM Satellite
          Radio Holdings Inc. and Hugh Panero.
 10.14+  Letter Agreement with Lee Abrams dated May 22, 1998.
 10.15+  Letter Agreement with Stelios Patsiokas dated September 14, 1998
 10.16+  Letter Agreement with Heinz Stubblefield dated May 22, 1998.
 10.17+  Form of Indemnification Agreement between XM Satellite Radio Holdings
          Inc. and each of its directors and executive officers.
 10.18+  1998 Shares Award Plan (incorporated by reference to the Registrant's
          Registration Statement on Form S-8, File No. 333-92049).
 10.19+  Form of Employee Non-Qualified Stock Option Agreement.
 10.20+  Firm Fixed Price Contract #001 between XM Satellite Radio Inc. and the
          Fraunhofer Gesellschaft zur Foderung Der angewandten Forschung e.V., dated July 16, 1999.
 10.21+* Contract for Engineering and Construction of Terrestrial Repeater
          Network System by and between XM Satellite Radio Inc. and LCC
          International, Inc., dated August 18, 1999.
 10.22   Employee Stock Purchase Plan (Incorporated by reference to the
          Registrant's Registration Statement on Form S-8, File No. 333-92049).
 10.23+  Non-Qualified Stock Option Agreement between Gary Parsons and XM
          Satellite Radio Holdings Inc., dated July 16, 1999.

 Exhibit
   No.                                Description
 -------                              -----------
 10.24+  Non-Qualified Stock Option Agreement between Hugh Panero and XM
          Satellite Radio Holdings Inc., dated July 1, 1998, as amended.
 10.25+  Form of Director Non-Qualified Stock Option Agreement.
 10.26+  Lease between Consortium One Eckington, L.L.C. and XM Satellite Radio
          Inc., dated September 29, 1999
 10.27++ Letter Agreement with Stephen Cook dated January 12, 1999
 10.28** Contract for the Design, Development and Purchase of Terrestrial
          Repeater Equipment by and between XM Satellite Radio Inc. and Hughes
          Electronics Corporation, dated February 14, 2000.
 21.1++  Subsidiaries of XM Satellite Radio Holdings Inc.
 23.1    Consent of KPMG LLP.
 27.1    Financial Data Schedule.

--------
+ Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 333-83619.
++ Incorporated by reference to the Registrant's Registration Statement on Form
   S-1, File No. 333-93529.
* Pursuant to the Commission's Order Granting Confidential Treatment under Rule 406 of the Securities Act of 1933, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.
** Certain portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with such text pursuant to our Application Requesting Confidential Treatment under Rule 246-2 under the Securities Exchange Act of 1934.

(b)Reports on Form 8-K.

   On February 25, 2000, the Company filed a Current Report on Form 8-K that contained audited, consolidated financial statements substantially the same as those contained herein. The Company also filed certain other information with respect to its business and financial condition that the Company deemed of importance to its stockholders.

(c)Exhibits.

   XM Satellite Radio Holdings Inc. hereby files as part of this Form 10-K the Exhibits listed in the Index to Exhibits.

(d)Consolidated Financial Statement Schedule.

   The following consolidated financial statement schedule is filed herewith:

                 Schedule I--Valuation and Qualifying Accounts.

   Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth therein is provided in the Consolidated Financial Statements of XM Satellite Radio Holdings Inc. or notes thereto.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the District of Columbia, on the 16th day of March, 2000.

                                          XM Satellite Radio Holdings Inc.

                                          By: /s/ Hugh Panero
                                             ----------------------------------
                                             Name: Hugh Panero
                                             Title: President and Chief
                                             Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

           /s/ Hugh Panero             President Chief Executive    March 16, 2000
______________________________________  Officer, and Director
             Hugh Panero                (Principal Executive
                                        Officer)

        /s/ Heinz Stubblefield         Senior Vice President and    March 16, 2000
______________________________________  Chief Financial Officer
          Heinz Stubblefield            (Principal Financial and
                                        Accounting Officer)

         /s/ Gary M. Parsons           Chairman of the Board of     March 16, 2000
______________________________________  Directors
           Gary M. Parsons

        /s/ Nathaniel A. Davis         Director                     March 16, 2000
______________________________________
          Nathaniel A. Davis

         /s/ Thomas J. Donohue         Director                     March 16, 2000
______________________________________
          Thomas J. Donohue

         /s/ Randall T. Mays           Director                     March 16, 2000
______________________________________
           Randall T. Mays

          /s/ Randy S. Segal           Director                     March 16, 2000
______________________________________
            Randy S. Segal

        /s/ Ronald L. Zarrella         Director                     March 16, 2000
______________________________________
          Ronald L. Zarrella

   Independent Auditors' Report on Consolidated Financial Statement Schedule

The Board of Directors
XM Satellite Radio Holdings Inc. and Subsidiaries:

   Under date of February 16, 2000, except for Note 14 which is as of March 15, 2000, we reported on the consolidated balance sheets of XM Satellite Radio Holdings Inc. and Subsidiaries (a development stage company) as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999 and for the period from December 15, 1992 (date of inception) to December 31, 1999, which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

   In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   The audit report on the consolidated financial statements of XM Satellite Radio Holdings Inc. and Subsidiaries referred to above contains an explanatory paragraph that states that the Company has not commenced operations and is dependent upon additional debt or equity financing, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statement schedule included in the registration statement does not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ KPMG LLP
McLean, VA
February 16, 2000, except
for Note 14, which is
as of March 15, 2000

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                  Additions (Deductions)
                         --------- ----------------------------------------------------
                                   Charged to    Charged to     Write-Offs/
                          Balance  Costs and  Other Accounts --  Payments/    Balance
      Description        January 1  Expenses      Describe         Other    December 31
      -----------        --------- ---------- ----------------- ----------- -----------
Year Ended December 31,
 1997
 Deferred Tax Assets--
 Valuation allowance...   $  --         746          --             --           746
Year Ended December 31,
 1998
 Deferred Tax Assets--
 Valuation allowance...   $  746      7,232          --             --         7,978
Year Ended December 31,
 1999
 Deferred Tax Assets--
 Valuation allowance...   $7,978     (3,159)         --             --         4,819

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................................ F-2

Consolidated Balance Sheets................................................. F-3

Consolidated Statements of Operations....................................... F-4

Consolidated Statements of Stockholders' Equity (Deficit)................... F-5

Consolidated Statements of Cash Flows....................................... F-6

Notes to Consolidated Financial Statements.................................. F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
XM Satellite Radio Holdings Inc. and Subsidiaries:

   We have audited the accompanying consolidated balance sheets of XM Satellite Radio Holdings Inc. and subsidiaries (a development stage company) as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999, and for the period from December 15, 1992 (date of inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XM Satellite Radio Holdings Inc. and subsidiaries (a development stage company) as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 and for the period from December 15, 1992 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 11 to the consolidated financial statements, the Company has not commenced operations and is dependent upon additional debt or equity financing, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                      /s/ KPMG LLP

McLean, VA
February 16, 2000, except
for Note 14, which is
as of March 15, 2000

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1999

                                                             1998       1999
                                                          ---------- ----------
                                                          (in thousands, except
                                                               share data)
                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $      310 $   50,698
  Short-term investments.................................         --     69,472
  Prepaid and other current assets.......................        172      1,077
                                                          ---------- ----------
    Total current assets.................................        482    121,247
Other assets:
  System under construction..............................    169,029    362,358
  Property and equipment, net of accumulated depreciation
   and amortization of $57 and $347......................        449      2,551
  Goodwill and intangibles, net of accumulated
   amortization of $0 and $1,220.........................         --     25,380
  Other assets...........................................        525      3,653
                                                          ---------- ----------
    Total assets......................................... $  170,485 $  515,189
                                                          ---------- ----------

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable......................................... $ 23,125  $ 23,338
  Accrued expenses.........................................      444     1,514
  Due to related parties...................................   13,767        62
  Accrued interest on loans payable........................    1,907        --
  Loans payable due to related parties.....................   91,546        --
  Royalty payable..........................................       --     1,646
  Term loan................................................       34        --
                                                            --------  --------
    Total current liabilities..............................  130,823    26,560
Term loan, net of current portion..........................       53        --
Subordinated convertible notes payable due to related
 party.....................................................   45,583        --
Accrued interest on subordinated convertible notes payable
 due to related party......................................    1,209        --
Royalty payable, net of current portion....................       --     3,400
Capital lease, net of current portion......................       --       212
                                                            --------  --------
    Total liabilities......................................  177,668    30,172
                                                            --------  --------
Stockholders' equity (deficit):
  Preferred stock, par value $0.01; 60,000,000 shares
   authorized, 15,000,000 shares designated Series A, no
   shares and 10,786,504 issued and outstanding at December
   31, 1998 and 1999.......................................       --       108
  Class A common stock, par value $0.01; 180,000,000 shares
   authorized, no and 26,465,333 shares issued and
   outstanding at December 31, 1998 and 1999...............       --       265
  Class B common stock, par value $0.01; 30,000,000 shares
   authorized, 125 (6,689,250 post split) and 17,872,176
   shares issued and outstanding at........................       --       179
  December 31, 1998 and 1999
   Class C common stock, par value $0.01; 30,000,000 shares
    authorized, no shares issued and outstanding at
    December 31, 1998 and 1999.............................       --        --
  Additional paid-in capital...............................   10,643   539,187
  Deficit accumulated during development stage.............  (17,826)  (54,722)
                                                            --------  --------
    Total stockholders' equity (deficit)...................   (7,183)  485,017
                                                            --------  --------
Commitments and contingencies (notes 11 and 12)
    Total liabilities and stockholders' equity (deficit)... $170,485  $515,189
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
     Years ended December 31, 1997, 1998 and 1999, and for the period from December 15, 1992 (date of inception) to December 31, 1999

                                                             December 15, 1992
                                                            (date of inception)
                           1997       1998        1999      to December 31, 1999
                         ---------  ---------  -----------  --------------------
                                  (in thousands, except share data)
Revenue................. $     --   $     --   $       --         $    --
                         ---------  ---------  -----------        --------
Operating expenses:
  Research and
   development..........       --       6,941        4,274          11,215
  Professional fees.....     1,090      5,242        9,969          16,301
  General and
   administrative.......        20      4,010       16,448          20,478
                         ---------  ---------  -----------        --------
    Total operating
     expenses...........     1,110     16,193       30,691          47,994
                         ---------  ---------  -----------        --------
    Operating loss......    (1,110)   (16,193)     (30,691)        (47,994)
Other income (expense):
  Interest income.......       --          26        2,916           2,942
  Interest expense......      (549)       --        (9,121)         (9,670)
                         ---------  ---------  -----------        --------
    Net loss............ $  (1,659) $ (16,167) $   (36,896)       $(54,722)
                         =========  =========  ===========        ========
Net loss per share:
  Basic and diluted..... $   (0.26) $   (2.42) $     (2.40)
                         =========  =========  ===========
Weighted average shares
 used in computing net
 loss per share-basic
 and diluted............ 6,368,166  6,689,250  $15,344,102
                         =========  =========  ===========


          See accompanying notes to consolidated financial statements.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
     Years ended December 31, 1997, 1998 and 1999, and for the period from December 15, 1992 (date of inception) to December 31, 1999

                                                                                                   Deficit
                      Series A           Class A           Class B         Class C               Accumulated
                   Preferred Stock    Common Stock      Common Stock    Common Stock  Additional   During         Total
                  ----------------- ----------------- ----------------- -------------  Paid-in   Development  Stockholders'
                    Shares   Amount   Shares   Amount   Shares   Amount Shares Amount  Capital      Stage    Equity (Deficit)
                  ---------- ------ ---------- ------ ---------- ------ ------ ------ ---------- ----------- ----------------
                                                       (in thousands, except share data)
Issuance of
common stock
(December 15,
1992)...........          --  $ --          --  $ --         100  $ --    --    $--    $     --   $     --       $     --
                  ----------  ----  ----------  ----  ----------  ----   ---    ---    --------   --------       --------
Balance at
December 31,
1992............          --    --          --    --         100    --    --     --          --         --             --
Net loss........          --    --          --    --          --    --    --     --          --         --             --
                  ----------  ----  ----------  ----  ----------  ----   ---    ---    --------   --------       --------
Balance at
December 31,
1993............          --    --          --    --         100    --    --     --          --         --             --
Net loss........          --    --          --    --          --    --    --     --          --         --             --
                  ----------  ----  ----------  ----  ----------  ----   ---    ---    --------   --------       --------
Balance at
December 31,
1994............          --    --          --    --         100    --    --     --          --         --             --
Net loss........          --    --          --    --          --    --    --     --          --         --             --
                  ----------  ----  ----------  ----  ----------  ----   ---    ---    --------   --------       --------
Balance at
December 31,
1995............          --    --          --    --         100    --    --     --          --         --             --
Net loss........          --    --          --    --          --    --    --     --          --         --             --
                  ----------  ----  ----------  ----  ----------  ----   ---    ---    --------   --------       --------
Balance at
December 31,
1996............          --    --          --    --         100    --    --     --          --         --             --
Contributions to
paid-in
capital.........          --    --          --    --          --    --    --     --         143         --            143
Issuance of
common stock and
capital
contributions...          --    --          --    --          25    --    --     --       9,000         --          9,000
Issuance of
options.........          --    --          --    --          --    --    --     --       1,500         --          1,500
Net loss........          --    --          --    --          --    --    --     --          --     (1,659)        (1,659)
                  ----------  ----  ----------  ----  ----------  ----   ---    ---    --------   --------       --------
Balance at
December 31,
1997............          --    --          --    --         125    --    --     --      10,643     (1,659)         8,984
Net loss........          --    --          --    --          --    --    --     --          --    (16,167)       (16,167)
                  ----------  ----  ----------  ----  ----------  ----   ---    ---    --------   --------       --------
Balance at
December 31,
1998............          --    --          --    --         125    --    --     --      10,643    (17,826)        (7,183)
53,514-for-one
stock split.....          --    --          --    --   6,689,125    67    --     --         (67)        --             --
Initial public
offering........          --    --  10,241,000   102          --    --    --     --     114,032         --        114,134
Conversion of
Series A
convertible
debt............  10,786,504   108  16,179,755   162          --    --    --     --     246,079         --        246,349
Conversion of
subordinated
convertible
notes payable to
related party...          --    --          --    --  11,182,926   112    --     --     106,843         --        106,955
Issuance of
shares to key
executive.......          --    --      14,716    --          --    --    --     --         140         --            140
Issuance of
shares through
exercise of
stock options...          --    --       1,071    --          --    --    --     --          10         --             10
Issuance of
shares through
the employee
stock purchase
plan............          --    --      28,791     1          --    --    --     --         293         --            294
Increase in FCC
license,
goodwill and
intangibles from
WorldSpace
Transaction.....          --    --          --    --          --    --    --     --      51,624         --         51,624
Charge for
beneficial
conversion
feature of note
issued to
Parent..........          --    --          --    --          --    --    --     --       5,520         --          5,520
Non-cash stock
compensation....          --    --          --    --          --    --    --     --       4,070         --          4,070
Net loss........          --    --          --    --          --    --    --     --          --    (36,896)       (36,896)
                  ----------  ----  ----------  ----  ----------  ----   ---    ---    --------   --------       --------
Balance at
December 31,
1999............  10,786,504  $108  26,465,333  $265  17,872,176  $179    --    $--    $539,187   $(54,722)      $485,017
                  ==========  ====  ==========  ====  ==========  ====   ===    ===    ========   ========       ========

         See accompanying notes to consolidated financial statements.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Years ended December 31, 1997, 1998 and 1999, and for the period from December 15, 1992 (date of inception) to December 31, 1999

                                                              December 15, 1992
                                                                  (date of
                                                                inception) to
                                 1997      1998      1999     December 31, 1999
                               --------  --------  ---------  -----------------
                                              (in thousands)
Cash flows from operating
 activities:
 Net loss..................... $ (1,659) $(16,167) $ (36,896)     $ (54,722)
 Adjustments to reconcile net
  loss to net cash used in
  operating activities:
  Depreciation and
   amortization...............       33        57      1,987          2,077
  Non-cash stock
   compensation...............       --        --      4,210          4,210
  Non-cash charge for
   beneficial conversion
   feature of note issued to
   Parent.....................       --        --      5,520          5,520
  Changes in operating assets
   and liabilities:
   Increase in prepaid and
    other current assets......       --      (212)      (905)        (1,117)
   Decrease in other assets...       --        --         43             43
   Increase in accounts
    payable and accrued
    expenses..................       --     1,701      7,519          9,220
   Increase (decrease) in
    amounts due to related
    parties...................      445    13,322     (1,316)        12,451
   Increase (decrease) in
    accrued interest..........      517        (2)     3,053          3,568
                               --------  --------  ---------      ---------
    Net cash used in operating
     activities...............     (664)   (1,301)   (16,785)       (18,750)
                               --------  --------  ---------      ---------
Cash flows from investing
 activities:
 Purchase of property and
  equipment...................       --      (506)    (2,008)        (2,514)
 Additions to system under
  construction................  (90,031)  (43,406)  (159,510)      (292,947)
 Purchase of short-term
  investments.................       --        --    (69,472)       (69,472)
 Other investing activities...       --        --     (3,422)        (3,422)
                               --------  --------  ---------      ---------
    Net cash used in investing
     activities...............  (90,031)  (43,912)  (234,412)      (368,355)
                               --------  --------  ---------      ---------
Cash flows from financing
 activities:
 Proceeds from sale of common
  stock and capital
  contribution................    9,143        --    114,428        123,571
 Proceeds from issuance of
  loan payable to related
  party.......................   80,053       337         --         80,390
 Proceeds from issuance of
  options.....................    1,500        --         --          1,500
 Proceeds from issuance of
  subordinated convertible
  notes to related parties....       --    45,583     22,966         68,549
 Proceeds from issuance of
  convertible notes...........       --        --    250,000        250,000
 Repayment of loan payable....       --        --    (75,000)       (75,000)
 Payments for deferred
  financing costs.............       --      (393)   (10,725)       (11,118)
 Other investing activities...       --        (5)       (84)           (89)
                               --------  --------  ---------      ---------
    Net cash provided by
     financing activities.....   90,696    45,522    301,585        437,803
                               --------  --------  ---------      ---------
Net increase in cash and cash
 equivalents..................        1       309     50,388         50,698
Cash and cash equivalents at
 beginning of period..........       --         1        310             --
                               --------  --------  ---------      ---------
Cash and cash equivalents at
 end of period................ $      1  $    310  $  50,698      $  50,698
                               ========  ========  =========      =========

                                                                     (Continued)

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

               CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
     Years ended December 31, 1997, 1998 and 1999, and for the period from December 15, 1992 (date of inception) to December 31, 1999

                                                              December 15, 1992
                                                                  (date of
                                                                inception) to
                                       1997   1998     1999   December 31, 1999
                                      ------ ------- -------- -----------------
                                                   (in thousands)
Supplemental cash flow disclosure:
 Increase in FCC license, goodwill
  and intangibles from WorldSpace
  Transaction........................ $   -- $    -- $ 51,624     $ 51,624
 Liabilities exchanged for new
  convertible note to Parent.........     --      --   81,676       81,676
 Non-cash interest capitalized.......  1,901  11,824   15,162       28,887
 Interest converted into principal
  note balance.......................    501   9,157    4,601       14,259
 Accrued expenses transferred to loan
  balance............................     --      --    7,405        7,405
 Accrued system milestone payments...     --  21,867   15,500       15,500
 Property acquired through capital
  leases.............................     --      --      470          470
 Conversion of debt to equity........     --      --  353,315      353,315


          See accompanying notes to consolidated financial statements.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the period from December 15, 1992 (date of inception) to December 31, 1999

(1) Summary of Significant Accounting Policies and Practices

 (a) Nature of Business

   XM Satellite Radio Inc. ("XMSR"), formerly American Mobile Radio Corporation, was incorporated on December 15, 1992 in the State of Delaware as a wholly owned subsidiary of American Mobile Satellite Corporation ("AMSC" or "Parent") for the purpose of procuring a digital audio radio service ("DARS") license. Business activity for the period from December 15, 1992 through December 31, 1996 was insignificant. Pursuant to various financing agreements entered into in 1997 between AMSC, XMSR and WorldSpace, Inc. ("WSI"), WSI acquired a 20 percent interest in XMSR.

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

   On July 7, 1999, AMSC acquired WSI's 20 percent interest in the Company, which is discussed in note 4.

 (b) Principles of Consolidation and Basis of Presentation

   The consolidated financial statements include the accounts of XM Satellite Radio Holdings Inc. and its subsidiaries, XM Satellite Radio Inc. and XM Radio Inc. All significant intercompany transactions and accounts have been eliminated. The Company's management has devoted substantially all of its time to the planning and organization of the Company, obtaining its DARS license, and to the process of addressing regulatory matters, initiating research and development programs, conducting market research, initiating construction of the satellite system, securing content providers, and securing adequate debt and equity capital for anticipated operations and growth. The Company has not generated any revenues and planned principal operations have not commenced. Accordingly, the Company's financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises.

   As discussed in Note 6, on September 9, 1999, the Company effected a 53,514-for-1 stock split. The effect of the stock split has been reflected as of December 31, 1999 in the consolidated balance sheet and consolidated statement of stockholders' equity (deficit); however, the activity in prior periods was not restated in those statements. All references to the number of common shares and per share amounts in the consolidated financial statements and notes thereto have been restated to reflect the effect of the split for all periods presented.

 (c) Cash and Cash Equivalents

   The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had the following cash and cash equivalents balances (in thousands):

                                                                    December 31,
                                                                    ------------
                                                                    1998  1999
                                                                    ---- -------
      Cash on deposit.............................................. $ 28 $    66
      Money market funds...........................................  282  10,620
      Commercial paper.............................................  --   40,012
                                                                    ---- -------
                                                                    $310 $50,698
                                                                    ==== =======

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 For the period from December 15, 1992 (date of inception) to December 31, 1999

 (d) Short-term Investments

   The Company holds commercial paper with maturity dates of less than one year that is stated at amortized cost, which approximates fair value.

 (e) Property and Equipment

   Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

      Furniture, fixtures and computer equipment................ 3 years
      Machinery and equipment................................... 7 years
      Leasehold improvements.................................... Remaining lease

 (f) System Under Construction

   The Company is currently developing its satellite system. Costs related to the project are being capitalized to the extent that they have future benefits. As of December 31, 1999, all amounts recorded as system under construction relate to costs incurred in obtaining a Federal Communications Commission ("FCC") license and approval as well as the system development. The FCC license will be amortized using the straight line method over an estimated useful life of fifteen years. Amortization of the license will begin on commercial launch. Depreciation of the Company's satellites will commence upon in-orbit delivery. Depreciation of the Company's ground stations will commence upon commercial launch. The satellites and the ground stations will be depreciated over their estimated useful lives.

   On October 16, 1997, the FCC granted XMSR a license to launch and operate two geostationary satellites for the purpose of providing DARS in the United States in the 2332.5-2345 Mhz (space-to-earth) frequency band, subject to achieving certain technical milestones and international regulatory requirements. The license is valid for eight years upon successful launch and orbital insertion of the satellites. The Company's license requires that it comply with a construction and launch schedule specified by the FCC for each of the two authorized satellites. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company's license. The Company believes that the exercise of such authority to rescind the license is unlikely.

     System under construction consists of the following (in thousands):

                                                                December 31,
                                                              -----------------
                                                                1998     1999
                                                              -------- --------
      License................................................ $ 90,031 $115,055
      Satellite system.......................................   63,273  204,083
      Terrestrial system.....................................      --     6,578
      Spacecraft control facilities..........................    2,000    2,000
      Broadcast facilities and other.........................      --     5,574
      Capitalized interest...................................   13,725   29,068
                                                              -------- --------
                                                              $169,029 $362,358
                                                              ======== ========

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 For the period from December 15, 1992 (date of inception) to December 31, 1999



   The Company's policy is to review its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 (g)Goodwill and Intangible Assets

   Goodwill and intangible assets, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. The Company assesses the recoverability of its intangible assets by determining whether the amortization of the goodwill and intangible assets balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill and intangible assets impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

 (h)Stock-Based Compensation

   The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principle Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

 (i) Research and Development

   Research and development costs are expensed as incurred.

 (j) Net Income (Loss) Per Share

   The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computer by dividing the net income (loss) available to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company has presented historical basic and diluted net income (loss) per share in accordance with SFAS No. 128. As the Company had a net loss in each of the periods presented, basic and diluted net income (loss) per share is the same.

 (k) Income Taxes

   The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and the financial reporting amounts at each year-end, based on enacted tax laws

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 For the period from December 15, 1992 (date of inception) to December 31, 1999 and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the sum of tax payable for the period and the change during the period in deferred tax assets and liabilities.

 (l) Comprehensive Income

   In December 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income (SFAS 130). This statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. This statement is effective for all interim and annual periods with the year ended December 31, 1998. The Company has evaluated the provisions of SFAS 130 and has determined that there were no transactions that have taken place during the years ended December 31, 1997, 1998 and 1999 that would be classified as other comprehensive income.

 (m) Accounting Estimates

   The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Company. Significant estimates include valuation of the Company's investment in the DARS license, goodwill and intangible assets, and the valuation allowances against deferred tax assets. Accordingly, actual amounts could differ from these estimates.

 (n)Reclassifications

   Certain fiscal year 1997 and 1998 amounts have been reclassified to conform to the fiscal 1999 consolidated financial statement presentation.

 (o)Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement, as amended, is effective for all fiscal quarters beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a material affect on its financial position or results of operations.

(2) Related Party Transactions

   The Company had related party transactions with the following shareholders:

 (a)AMSC

   In 1997, AMSC contributed $143,000 for the Company to establish the original application for the FCC license. On March 28, 1997, the Company received $1,500,000 as a capital contribution from AMSC. During 1998 and 1999, AMSC incurred general and administrative costs and professional fees for the Company and established an intercompany balance of $458,000 and $62,000, respectively, (see note 3). Effective January 15, 1999, the Company issued a convertible note maturing on September 30, 2006 to AMSC for $21,419,000. (See note 4(d)).

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 For the period from December 15, 1992 (date of inception) to December 31, 1999

 (b)WSI

   On March 28, 1997, the Company received $1,500,000 as a capital contribution from WSI. The Company issued WSI 25 (6,689,250 post split) shares of common stock for this consideration.

   On April 16, 1997, the Company received $15,000,000 from WSI, which represented $6,000,000 as an additional capital contribution and $9,000,000 as a six-month bridge loan (see note 4).

   On May 16, 1997, the Company obtained a $1,000,000 working capital loan facility from WSI. During 1997, the Company drew down $663,000 against the facility with the remaining $337,000 drawn in 1998 (see note 4).

   On October 16, 1997, the Company received $71,911,000 from WSI, which represented an additional $13,522,000 under the bridge loan and $58,389,000 under the additional amounts loan (see note 4).

   On April 1, 1998, the Company entered into an agreement with WSI to issue $54,536,000 in subordinated convertible notes. During 1998 and 1999, the Company drew down $45,583,000 and $8,953,000, respectively, under the agreement (see note 4).

   As discussed in note 4(c) all amounts due to WSI under the debt agreements were acquired by AMSC or repaid on July 9, 1999.

   In July 1998, the Company acquired furniture and equipment from WSI for $104,000 and established a due to WSI for the balance (see note 3).

   In addition to financing, the Company has relied upon certain related parties for legal and technical services. Total expenses incurred in transactions with related parties are as follows (in thousands):

                                                  Year Ended December 31, 1997
                                                  -----------------------------
                                                     WSI      AMSC     Total
                                                  ---------- ------------------
      Professional fees.......................... $      960 $   130 $    1,090
      General and administrative.................        --       20         20
                                                  ---------- ------- ----------
        Total.................................... $      960 $   150 $    1,110
                                                  ========== ======= ==========
                                                  Year Ended December 31, 1998
                                                  -----------------------------
                                                     WSI      AMSC     Total
                                                  ---------- ------------------
      Research and development................... $    6,624 $   --  $    6,624
      Professional fees..........................      2,529     353      2,882
      General and administrative.................        903      60        963
                                                  ---------- ------- ----------
        Total.................................... $   10,056 $   413 $   10,469
                                                  ========== ======= ==========
                                                  Year Ended December 31, 1999
                                                  -----------------------------
                                                     WSI      AMSC     Total
                                                  ---------- ------------------
      Research and development................... $       50 $   --  $       50
      Professional fees..........................        --      219        219
      General and administrative.................        --        5          5
                                                  ---------- ------- ----------
        Total.................................... $       50 $   224 $      274
                                                  ========== ======= ==========

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 For the period from December 15, 1992 (date of inception) to December 31, 1999

   Additionally, during 1998 and 1999 the Company incurred $925,000 and $0, respectively, of WSI project management costs that were capitalized to the satellite system. With the WorldSpace Transaction, which is discussed in note 4, on July 7, 1999, WSI ceased to be a related party; therefore, the expenses reflected for WSI are representative of the period from January 1, 1999 through July 7, 1999.

(3) Due to Related Parties

   Due to related parties included the following amounts (in thousands):


                                                                    December 31,
                                                                    ------------
                                                                     1998   1999
                                                                    ------- ----
      Advances from WSI............................................ $ 7,405 $--
      Due to WSI...................................................   5,904  --
      Due to AMSC..................................................     458   62
                                                                    ------- ----
                                                                    $13,767 $ 62
                                                                    ======= ====

   Advances represented funding provided by WSI for 30 days. If amounts were not repaid within this time period, additional subordinated convertible notes were issued.

(4) Debt

 (a)Loans Payable Due to Related Party

   In March 1997, XMSR entered into a series of agreements (the "Participation Agreement") with AMSC and WSI in which both companies provided various equity and debt funding commitments to XMSR for the purpose of financing the activities of XMSR in connection with the establishment of a DARS satellite system in the United States. On May 16, 1997, certain portions of the Participation Agreement were subsequently ratified with substantially the same terms and conditions under the Bridge Loan, Additional Amounts Loan and Working Capital Credit Facility (the "Loan Agreement").

   The Company had loans payable of $91,546,000 at December 31, 1998 outstanding with WSI as follows (in thousands):

                                                                         1998
                                                                        -------
      Bridge loan...................................................... $25,556
      Additional amounts loan..........................................  64,875
      Working capital loan.............................................   1,115
                                                                        -------
                                                                        $91,546
                                                                        =======

   As discussed in note 4(c) all amounts due to WSI under the debt agreements were acquired by AMSC or repaid on July 7, 1999.

 Bridge Loan

   The Company executed the bridge loan with WSI in two tranches. On April 16, 1997, the Company received proceeds of $8,479,000 for a loan with a face amount of $9,000,000. On October 16, 1997, the

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 For the period from December 15, 1992 (date of inception) to December 31, 1999 Company received proceeds of $12,771,000 for a loan with a face amount of $13,522,000. The first tranche was a six-month loan at LIBOR plus five percent per annum, equaling 11.03 percent. The first tranche was rolled over with the establishment of the second tranche, which is a six-month loan at LIBOR plus five percent per annum, equaling 9.94 percent at December 31, 1998. Interest of $3,034,000 had been converted into additional loan balance through December 31, 1998.

  Additional Amounts Loan

   On October 16, 1997, the Company executed the additional amounts loan with WSI and received proceeds of $58,219,000 for a loan with a face amount of $58,389,000. This loan is a six-month loan at LIBOR plus five percent per annum, equaling 9.94 percent at December 31, 1998. Interest of $6,486,000 had been converted into additional loan balance through December 31, 1998.

  Working Capital Loan

   On May 16, 1997, the Company executed the working capital loan with WSI whereby the Company would receive proceeds of $920,000 for a loan with a face amount of $1,000,000. The Company drew down $663,000 and $337,000 against the line of credit through December 31, 1997 and 1998, respectively. This loan is a six-month loan at LIBOR plus five percent per annum, with an interest rate of
10.19 percent at December 31, 1998. Interest of $115,000 had been converted into additional loan balance through December 31, 1998.

 (b)Subordinated Convertible Notes Payable Due to Related Party

   Effective April 1, 1998, the Company entered into a convertible note agreement maturing on September 30, 2006 with WSI that provided for a maximum of $54,536,000 through the issuance of subordinated convertible notes. The notes carried an interest rate of LIBOR plus five percent per annum, which was
10.15 percent as of December 31, 1998. Under the terms of the note agreement, WSI shall have the right to convert all or a portion of the aggregate principal amount of the notes into shares of common stock at a conversion price of $16.35 per share. As of December 31, 1998 and July 7, 1999, $45,583,000 and $54,536,000, respectively, had been drawn through the issuance of subordinated convertible notes. As discussed in note 4(c), all amounts due to WSI under the debt agreements were acquired by AMSC or repaid on July 7, 1999.

 (c)Exchange of WSI's Interest in the Company (WorldSpace Transaction)

   On July 7, 1999, AMSC acquired WSI's remaining debt and equity interests in the Company in exchange for approximately 8.6 million shares of AMSC's common stock. Additionally, the Company issued an aggregate $250.0 million of Series A subordinated convertible notes (see note 4(e)) to several new investors and used $75.0 million of the proceeds it received from the issuance of these notes to redeem certain outstanding loan obligations owed to WSI. As a result of these transactions, as of July 7, 1999, AMSC owned all of the issued and outstanding stock of the Company. Concurrent with AMSC's acquisition of the remaining interest in the Company, the Company recognized goodwill and intangibles of $51,624,000, which has been allocated as follows (in thousands):

      FCC license...................................................... $25,024
      Goodwill.........................................................  13,738
      Programming agreements...........................................   8,000
      Receiver agreements..............................................   4,600
      Other intangibles................................................     262
                                                                        -------
                                                                        $51,624
                                                                        =======

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 For the period from December 15, 1992 (date of inception) to December 31, 1999

 (d)Notes to Related Party

   On January 15, 1999, the Company issued a convertible note maturing on September 30, 2006 to AMSC for $21,419,000. This note carried an interest rate of LIBOR plus five percent per annum and was convertible at a price of $16.35 per share. On July 7, 1999 the Company amended the convertible note agreement with AMSC to change the maturity date to December 31, 2004, modified the conversion provisions to Class B common stock at a price of $16.35 per share and the conversion of the accrued interest in Class B common stock at a price of $9.52 per share.

   Following the WorldSpace Transaction, the Company issued a convertible note maturing December 31, 2004 to AMSC for $81,676,000 in exchange for the $54,536,000 subordinated convertible notes payable, $6,889,000 in demand notes, $20,251,000 in accrued interest and all of WSI's outstanding options to acquire the Company's common stock. This note bore interest at LIBOR plus five percent per annum. The note was convertible at AMSC's option at $8.65 per Class B common share. The Company took a one-time $5,520,000 charge to interest due to the beneficial conversion feature of the new AMSC note.

   These notes, along with $3,870,000 of accrued interest were converted into 11,182,926 shares of Class B common stock upon the initial public offering.

 (e)Issuance of Series A Subordinated Convertible Notes of the Company to New Investors

   At the closing of the WorldSpace Transaction, the Company issued an aggregate $250.0 million of Series A subordinated convertible notes to six new investors--General Motors Corporation, $50.0 million; Clear Channel Investments, Inc., $75.0 million; DIRECTV Enterprises, Inc., $50.0 million; and Columbia Capital, Telcom Ventures, L.L.C. and Madison Dearborn Partners, $75.0 million. The Series A subordinated convertible notes issued by the Company are convertible into shares of the Company's Series A convertible preferred stock (in the case of notes held by General Motors Corporation and DIRECTV) or Class A common stock (in the case of notes held by the other investors) at the election of the holders or upon the occurrence of certain events, including an initial public offering of a prescribed size. The conversion price is $9.52 aggregate principal amount of notes for each share of the Company's stock. These notes, along with $6,849,000 of accrued interest, were converted into 16,179,755 shares of Class A common stock and 10,786,504 shares of Series A preferred stock upon the initial public offering.

(5) Fair Value of Financial Instruments

   The carrying amounts of cash and cash equivalents, short-term investments, receivables, accounts payable, accrued expenses, royalty payable and the term loan approximate their fair market value because of the relatively short duration of these instruments as of December 31, 1998 and 1999, in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

   The fair value of the loans and subordinated convertible notes due to related party at December 31, 1998 could not be estimated as such amounts are due to the Company's stockholders.

(6) Equity

 (a)Recapitalization

   Concurrent with the WorldSpace Transaction discussed in note 4, the Company's capital structure was reorganized. The Company's common stock was converted into the newly authorized Class B common stock,

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 For the period from December 15, 1992 (date of inception) to December 31, 1999 which has three votes per share. The Company also has authorized Class A common stock, which is entitled to one vote per share and non-voting Class C common stock. The Class B common stock is convertible into Class A common stock on a one for one basis, as follows: (1) at any time at the discretion of AMSC, (2) following the Company's initial public offering, at the direction of the holders of a majority of the then outstanding shares of Class A common stock (which majority must include at least 20 percent of the public holders of Class A common stock), and (3) on or after January 1, 2002, at the direction of the holders of a majority of the then outstanding shares of the Company's Class A common stock. Such conversion will be effected only upon receipt of FCC approval of AMSC's transfer of control of the Company to a diffuse group of shareholders.

   The Company also authorized 60,000,000 shares of preferred stock, of which 15,000,000 shares are designated Series A convertible preferred stock, par value $0.01 per share. The Series A convertible preferred stock is convertible into Class A common stock at the option of the holder. The Series A preferred stock is non-voting and receives dividends, if declared, ratably with the common stock.

   On September 9, 1999, the board of directors of the Company effected a stock split providing 53,514 shares of stock for each share owned.

 (b)Initial Public Offering

   On October 8, 1999, the Company completed an initial public offering of 10,000,000 shares of Class A common stock at $12.00 per share. The offering yielded net proceeds of $111,437,000.

   On October 17, 1999, the underwriters of the Company's initial public offering exercised the over-allotment option for an additional 241,000 shares of Class A common stock at $12.00 per share. This exercise yielded net proceeds of $2,697,000.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 For the period from December 15, 1992 (date of inception) to December 31, 1999

 (c)Stock-Based Compensation

   The Company operates two separate stock option plans, the details of which are described below.

 1998 Shares Award Plan

   On June 1, 1998, the Company adopted the 1998 Shares Award Plan (the "Plan") under which employees, consultants, and non-employee directors may be granted options to purchase shares of Class A common stock of the Company. The Company initially authorized 1,337,850 shares of common stock under the Plan, which was increased to 2,675,700 in July 1999. The options are exercisable in installments determined by the compensation committee of the Company's board of directors. The options expire as determined by the committee, but no later than ten years from the date of grant. On July 8, 1999, the Company's board of directors voted to reduce the exercise price of the options outstanding in the shares award plan from $16.35 to $9.52 per share, which represented the fair value of the stock on the date of repricing. Transactions and other information relating to the Plan for the year ended December 31, 1998 and 1999 are summarized below:

                                                             Outstanding Options
                                                             -------------------
                                                                       Weighted-
                                                                        Average
                                                             Number of Exercise
                                                              Shares     Price
                                                             --------- ---------
Balance, January 1, 1998....................................       --      --
  Options granted...........................................   787,297  $16.35
  Options canceled or expired...............................       --      --
  Options exercised.........................................       --      --
                                                             ---------  ------
Balance, December 31, 1998..................................   787,297  $16.35
  Options granted........................................... 2,188,988   10.50
  Option repricing..........................................   818,339   16.35
  Options canceled or expired...............................    57,786   13.91
  Options exercised.........................................     1,071    9.52
                                                             ---------  ------
Balance, December 31, 1999.................................. 2,099,089  $10.32
                                                             =========  ======

   The following table summarizes information about stock options outstanding at December 31, 1998 and 1999:

                    Options Outstanding          Options Exercisable
            ------------------------------------ --------------------
                                      Weighted-
                                       Average   Weighted             Weighted-
                                      Remaining  Average               Average
              Exercise     Number    Contractual Exercise   Number    Exercise
               Price     Outstanding    Life      Price   Exercisable   Price
            ------------ ----------- ----------- -------- ----------- ---------
1998.......       $16.35    787,297   9.5 years   $16.35        --     $16.35
1999....... $9.52-$12.00  2,099,089  9.24 years   $10.32    416,294    $ 9.52

   There were no and 416,294 stock options exercisable at December 31, 1998 and 1999, respectively. There were 575,540 shares available under the plan for future grants at December 31, 1999. At December 31, 1999, all options have been issued to employees, officers and directors.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 For the period from December 15, 1992 (date of inception) to December 31, 1999


   The per share weighted-average fair value of employee options granted during the year ended December 31, 1998 and 1999 was $10.54 and $6.21, respectively, on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

                                                           December 31,
                                                   -----------------------------
                                                        1998           1999
                                                   -------------- --------------
Expected dividend yield...........................             0%             0%
Volatility........................................         56.23%         63.92%
Risk-free interest rate range..................... 4.53% to 5.57% 5.47% to 5.97%
Expected life.....................................      7.5 years        5 years

 Employee Stock Purchase Plan

   In 1999, the Company established an employee stock purchase plan that provides for the issuance of 300,000 shares of Class A common stock. All employees whose customary employment is more than 20 hours per week and for more than five months in any calendar year are eligible to participate in the stock purchase plan, provided that any employee who would own five percent or more of the Company's total combined voting power immediately after an offering date under the plan is not eligible to participate. Eligible employees must authorize the Company to deduct an amount from their pay during offering periods established by the compensation committee. The purchase price for shares under the plan will be determined by the compensation committee but may not be less than 85 percent of the lesser of the market price of the common stock on the first or last business day of each offering period. As of December 31, 1999, 28,791 shares had been issued by the Company under this plan.

   The per share weighted-average fair value of purchase rights granted during the year was $3.30 for the year ended December 31, 1999. The estimates were calculated at the grant date using the Black-Scholes Option Pricing Model with the following assumptions at December 31, 1999:

Expected dividend yield..............................................         0%
Volatility...........................................................     63.92%
Risk-free interest rate range........................................      4.73%
Expected life........................................................ 0.23 years

   The Company applies APB 25 in accounting for stock-based compensation for both plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements other than for performance based stock options and for options granted with exercise prices below fair value on the date of grant. During 1999, the Company incurred $4,070,000 in compensation cost for these options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands):

                           Year ended December 31,
                           ------------------------
                              1998         1999
                           -----------  -----------
Net loss;
  As reported............. $    16,167  $    36,896
  Pro forma...............      17,508       37,706
  As reported--net loss
   per share--basic and
   diluted................       (2.42)       (2.40)
  Pro forma--net loss per
   share--basic and
   diluted................       (2.62)       (2.46)

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 For the period from December 15, 1992 (date of inception) to December 31, 1999


(7) WSI Options

   In 1997, the Company issued WSI three options. Under the first option, WSI could have purchased 5,202,748 shares of common stock at $4.52 per share to acquire common stock. The option could have been exercised in whole or in incremental amounts between April 16, 1998 and October 16, 2002. Under certain circumstances, AMSC could have required WSI to exercise the option in whole. The Company allocated $1,250,000 to the option. Under the second option, WSI could have purchased 6,897,291 shares at $8.91 per share. The option could have been exercised between October 16, 1997 and October 16, 2003. The Company allocated $170,000 to the option. Under the third option, WSI could have purchased 187,893 shares of common stock at $5.32 per share. The option could have been exercised between October 16, 1997 and October 17, 2002. The Company allocated $80,000 to the option.

   The options were acquired by AMSC and exchanged for the $81,676,000 note to AMSC as part of the WorldSpace Transaction (see note 4(d)).

(8) Profit Sharing and Employee Savings Plan

   On July 1, 1998, the Company adopted a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer up to 15 percent of their compensation on a pre-tax basis through contributions to the savings plan. The Company contributed $0.50 in 1998 and 1999 for every dollar the employees contributed up to 6 percent of compensation, which amounted to $14,000 and $164,000, respectively.

(9) Interest Cost

   The Company capitalizes a portion of interest cost as a component of the cost of the FCC license and satellite system under construction. The following is a summary of interest cost incurred during December 31, 1997, 1998 and 1999, and for the period from December 15, 1992 (date of inception) to December 31, 1998 (in thousands):

                                                          December 15, 1992
                                                        (date of inception) to
                                  1997   1998    1999     December 31, 1999
                                 ------ ------- ------- ----------------------
Interest cost capitalization.... $1,901 $11,824 $15,343        $29,068
Interest cost charged to
 expense........................    549     --    9,120          9,669
                                 ------ ------- -------        -------
  Total interest cost incurred.. $2,450 $11,824 $24,463        $38,737
                                 ====== ======= =======        =======

   Interest costs incurred prior to the award of the license were expensed in 1997. During 1999, the Company exceeded its capitalization threshold by $3,600,000 and incurred a charge to interest of $5,520,000 for the beneficial conversion feature of the new AMSC note.

(10) Income Taxes

   For the period from December 15, 1992 (date of inception) to October 8, 1999, the Company filed consolidated federal and state tax returns with its majority stockholder AMSC. The Company generated net operating losses and other deferred tax benefits that were not utilized by AMSC. As no formal tax sharing agreement has been finalized, the Company was not compensated for the net operating losses. Had the Company filed on a stand-alone basis for the three-year period ending December 31, 1999, the Company's tax provision would be as follows:

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 For the period from December 15, 1992 (date of inception) to December 31, 1999


   Taxes on income included in the statements of operations consists of the following (in thousands):

                                                               December 31,
                                                           --------------------
                                                            1997   1998   1999
                                                           ------ ------ ------
Current taxes:
  Federal................................................. $  --  $  --  $  --
  State...................................................    --     --     --
                                                           ------ ------ ------
    Total current taxes...................................    --     --     --
                                                           ------ ------ ------
Deferred taxes:
  Federal.................................................    --     --     --
  State...................................................    --     --     --
                                                           ------ ------ ------
    Total deferred taxes..................................    --     --     --
                                                           ------ ------ ------
    Total tax expense (benefit)........................... $  --  $  --  $  --
                                                           ====== ====== ======

   A reconciliation of the statutory tax expense, assuming all income is taxed at the statutory rate applicable to the income and the actual tax expense is as follows (in thousands):

                                                         December 31,
                                                   ---------------------------
                                                    1997      1998      1999
                                                   -------  --------  --------
Income before taxes on income, as reported in the
 statements of income............................  $(1,659) $(16,167) $(36,896)
                                                   =======  ========  ========
Theoretical tax on the above amount at 35%.......     (581)   (5,658)  (12,914)
State tax, net of federal benefit................     (165)   (1,605)      701
Increase in taxes resulting from permanent
 differences, net................................      --         31     2,120
Adjustments arising from differences in the basis
 of measurement for tax purposes and financial
 reporting purposes and other....................      --        --     13,252
Change in valuation allowance....................      746     7,232    (3,159)
                                                   -------  --------  --------
Taxes on income for the reported year............  $   --   $    --   $    --
                                                   =======  ========  ========

   At December 31, 1997, 1998 and 1999, deferred income tax consists of future tax assets/(liabilities) attributable to the following (in thousands):

                                                         December 31,
                                                   ---------------------------
                                                    1997      1998      1999
                                                   -------  --------  --------
Deferred tax assets:
  Net operating loss/other tax attribute
   carryovers....................................  $    36  $    477  $  2,650
  Start-up costs.................................      710     7,501    17,605
                                                   -------  --------  --------
    Gross total deferred tax assets..............      746     7,978    20,255
Valuation allowance for deferred tax assets......     (746)   (7,978)   (4,819)
                                                   -------  --------  --------
    Net deferred assets..........................      --        --     15,436
                                                   -------  --------  --------
Deferred tax liabilities:
  Fixed assets...................................      --        --        (51)
  FCC license....................................      --        --    (10,160)
  Other intangible assets........................      --        --     (5,225)
                                                   -------  --------  --------
    Net deferred tax liabilities.................      --        --    (15,436)
                                                   -------  --------  --------
    Deferred income tax, net.....................  $   --   $    --   $    --
                                                   =======  ========  ========

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 For the period from December 15, 1992 (date of inception) to December 31, 1999


(11) Accumulated Deficit

   The Company is devoting its efforts to develop, construct and expand a digital audio radio network. This effort involves substantial risk and future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. These factors individually or in the aggregate could have an adverse effect on the Company's financial condition and future operating results and create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

   In order to commence satellite-based radio broadcasting services, the Company will require substantial funds to develop and construct the DARS system, develop and launch radio communications satellites, retire debt incurred in connection with the acquisition of the DARS license and to sustain operations until it generates positive cash flow.

   At the Company's current stage of development, economic uncertainties exist regarding successful acquisition of additional debt and equity financing and ultimate profitability of the Company's proposed service. The Company is currently constructing its satellites and will require substantial additional financing before construction is completed. Failure to obtain the required long-term financing will prevent the Company from realizing its objective of providing satellite-delivered radio programming. Management's plan to fund operations and capital expansion includes the additional sale of debt and equity securities through public and private sources. There are no assurances, however, that such financing will be obtained.

(12) Commitments and Contingencies

 (a) FCC License

   The FCC has established certain system development milestones that must be met for the Company to maintain its license to operate the system. The Company believes that it is proceeding into the system development as planned and in accordance with the FCC milestones.

 (b) Application for Review of FCC License

   One of the losing bidders for the DARS licenses filed an Application for Review by the full FCC of the Licensing Order which granted the Company its FCC license. The Application for Review alleges that WSI had effectively taken control of the Company without FCC approval. The FCC or the U.S. Court of Appeals has the authority to overturn the award of the FCC license should they rule in favor of the losing bidder. Although the Company believes that its right to the FCC license will withstand the challenge as WSI is no longer a stockholder in the Company, no prediction of the outcome of this challenge can be made with any certainty.

 (c) Technical Services

   Effective January 1, 1998, the Company entered into agreements with AMSC and WorldSpace Management Corporation ("WorldSpace MC"), an affiliate of WSI, in which AMSC and WorldSpace MC would provide technical support in areas related to the development of a DARS system. Payments for services provided under these agreements are made based on negotiated hourly rates. These agreements may be terminated by the parties on or after the date of the commencement of commercial operation following the launch of the Company's first

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 For the period from December 15, 1992 (date of inception) to December 31, 1999 satellite. There are no minimum services purchase requirements. The Company incurred costs of $413,000 and $224,000 under its agreement with AMSC during 1998 and 1999, respectively. The Company incurred costs of $4,357,000 and $0 under its agreement with WorldSpace MC during 1998 and 1999, respectively.

 (d) Technology Licenses

   Effective January 1, 1998, XMSR entered into a technology licensing agreement with AMSC and WorldSpace MC by which as compensation for certain licensed technology currently under development to be used in the XM Radio system, XMSR will pay up to $14,300,000 to WorldSpace MC over a ten-year period. XMSR incurred costs of $6,624,000 and $50,000, payable to WorldSpace MC, under the agreement during 1998 and 1999, respectively. Any additional amounts to be incurred under this agreement are dependent upon further development of the technology, which is at XMSR's option. No liability exists to AMSC or WorldSpace MC should such developments prove unsuccessful. The Company maintains an accrual of $5,046,000, payable to WorldSpace MC, for quarterly royalty payments to be made. In addition, XMSR agreed to pay 1.2 percent of quarterly net revenues to WorldSpace MC and a royalty of $0.30 per chipset, payable to WorldSpace MC, for equipment manufactured using certain source encoding and decoding signals technology.

 (e) Satellite Contract

   During the first half of 1999, the Company and Hughes Space and Communications, Inc. ("Hughes") amended the satellite contract to construct and launch the Company's satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. The Company expects to incur total payment obligations under this contract of approximately $541,300,000, which includes amounts the Company expects to pay pursuant to the exercise of the option to build the ground spare satellite and certain financing costs and in- orbit incentive payments. As of December 31, 1998 and 1999, the Company had paid $40,481,250 and $183,918,000, respectively, under this contract.

 (f) LCC International Services Contract

   In August 1999, the Company signed a contract with LCC International, Inc., a related party, for the engineering for its terrestrial repeater network. Payments by the Company under this contract are expected to aggregate approximately $115,000,000 through April 15, 2001. As of December 31, 1999, the Company has paid $6,578,000 under this contract.

 (g) General Motors Distribution Agreement

   The Company has signed a long-term distribution agreement with the OnStar division of General Motors providing for the installation of XM radios in General Motors vehicles. During the term of the agreement, which expires 12 years from the commencement date of the Company's commercial operations, General Motors has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-General Motors vehicles that are sold for use in the United States. The Company has significant annual, fixed payment obligations to General Motors for four years following commencement of commercial service. These payments approximate $35,000,000 in the aggregate during this period. Additional annual fixed payment obligations beyond the initial four years of the contract term range from less than $35,000,000 to approximately $130,000,000 through 2009, aggregating approximately $400,000,000. In order to encourage the broad installation of XM radios in General Motors vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to General Motors when the owners of General Motors

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 For the period from December 15, 1992 (date of inception) to December 31, 1999 vehicles with installed XM radios become subscribers for the Company's service. The Company must also share with General Motors a percentage of the subscription revenue attributable to General Motors vehicles with installed XM radios, which percentage increases until there are more than 8 million General Motors vehicles with installed XM radios. The Company will also make available to General Motors bandwidth on the Company's systems. The agreement is subject to renegotiations at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio's (formerly known as CD Radio) service. The agreement is subject to renegotiations if, four years after the commencement of XM Radio's commercial operations and at two-year intervals thereafter GM does not achieve and maintain specified installation levels of General Motors vehicles capable of receiving the Company's service, starting with 1,240,000 units after four years, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. General Motors' exclusivity obligations will discontinue if, four years after the Company commences commercial operations and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market.

 (h) Terrestrial Repeater Contract

   In February 2000, the Company entered into a contract with Hughes Electronics Corporation, a related party, for the design, development and purchase of terrestrial repeater equipment. The total contract value is $128,000,000 and the Company incurred and paid $3,500,000 under a letter agreement in anticipation of this contract through December 31, 1999.

 (i) Joint Development Agreement

   On February 16, 2000, the Company signed an agreement with Sirius Satellite Radio ("Sirius Radio"), a competitor of the Company, to develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both the Company's and Sirius Radio's services. The technology relating to the unified standard will be jointly developed, funded and owned by the two companies. As part of the agreement, each company has licensed to the other its intellectual property relating to its system; the value of this license will be considered part of its contribution toward the joint development. In addition, each company has agreed to license its non-core technology, including non-essential features of its system, to the other at commercially reasonable rates.

 (j) Sony Warrant

   In February 2000, the Company issued a warrant to Sony exercisable for shares of the Company's Class A common stock. The warrant will vest at the time that we attain our millionth customer, and the number of shares underlying the warrant will be determined by the percentage of XM Radios that have a Sony brand name as of the vesting date. If Sony achieves its maximum performance target, it will receive 2% of the total number of shares of the Company's Class A common stock on a fully-diluted basis upon exercise of the warrant. The exercise price of the Sony warrant will equal 105% of fair market value of the Class A common stock on the vesting date, determined based upon the 20-day trailing average.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 For the period from December 15, 1992 (date of inception) to December 31, 1999


 (k) Leases

   The Company has three noncancelable operating leases for office space and two noncancelable capital leases for equipment that expire over the next ten years. The future minimum lease payments under noncancelable leases as of December 31, 1999 are (in thousands):

                                                               Operating Capital
                                                                leases   leases
                                                               --------- -------
   Year ending December 31:
   2000.......................................................  $   755   $172
   2001.......................................................    2,113    172
   2002.......................................................    2,180     86
   2003.......................................................    2,248    --
   2004.......................................................    2,281    --
   Thereafter.................................................   14,354    --
                                                                -------   ----
     Total....................................................  $23,931   $430
                                                                =======
   Less amount representing interest..........................             (52)
                                                                          ----
     Present value of net minimum lease payments..............             378
   Less current maturities....................................            (139)
                                                                          ----
     Long-term obligations....................................            $239
                                                                          ====

   Rent expense for 1997, 1998 and 1999 was $0, $231,000 and $649,000,
respectively.

   In January 2000, the Company established a $3,400,000 letter of credit as a security deposit for one of its leases for office space.

 (l) Prior Litigation

   On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against the Company in the United States District Court for the Southern District of New York, alleging that the Company was infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought money damages to the extent the Company manufactured, used or sold any product or method claimed in their patents and injunctive relief. On February 16, 2000, this suit was resolved in accordance with the terms of a joint development agreement between the Company and Sirius Radio and both companies agreed to cross-license their respective property (see note 12(i)). However, if this agreement is terminated before the value of the license has been determined due to the Company's failure to perform a material covenant or obligation, then this suit could be refiled.

(13) Secondary Offering and Sale of Series B Convertible Redeemable Preferred Stock

   On January 31, 2000, the Company closed on a secondary offering of its Class A common stock and newly designated Series B convertible redeemable preferred stock. The Company sold 4,000,000 shares of its Class A common stock for $32.00 per share, which yielded net proceeds of approximately $121,000,000. The Company concurrently sold 2,000,000 shares of its Series B convertible redeemable preferred stock for $50.00 per share, which yielded net proceeds of approximately $96,300,000. The Series B convertible redeemable preferred stock

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 For the period from December 15, 1992 (date of inception) to December 31, 1999 provides for 8.25% cumulative dividends that may be paid in Class A common stock or cash. The Series B convertible redeemable preferred stock is convertible into Class A common stock at a conversion price of $40 per share and is redeemable in Class A common stock on February 3, 2003.

   On February 9, 2000, the underwriters exercised a portion of the over-allotment option for 370,000 shares of Class A common stock, which yielded net proceeds of approximately $11,233,000.

(14) Private Units Offering

   On March 15, 2000 the Company closed a private placement of 325,000 units, each unit consisting of $1,000 principal amount of 14% senior secured notes due 2010 of its subsidiary XM Satellite Radio Inc. and one warrant to purchase 8,024,115 shares of the Company's Class A common stock at a price of $49.50 per share. The Company realized net proceeds of $191.0 million, excluding $123.0 million used to acquire securities which will be used to pay interest payments due under the notes for the first three years.

(15)Quarterly Data (Unaudited)

                                                             1997
                                                ----------------------------------
                                                  1st      2nd      3rd      4th
                                                Quarter  Quarter  Quarter  Quarter
                                                -------  -------  -------  -------
                                                 (in thousands, except for per
                                                          share data)
Revenues....................................... $  --    $  --    $  --    $  --
Operating loss.................................    --        51      185      874
Loss before income taxes.......................    --       270      459      930
Net loss.......................................    --       270      459      930
                                                ------   ------   ------   ------
  Net loss per share--basis and diluted........ $  --    $(0.04)  $(0.07)  $(0.14)
                                                ======   ======   ======   ======
                                                             1998
                                                ----------------------------------
                                                  1st      2nd      3rd      4th
                                                Quarter  Quarter  Quarter  Quarter
                                                -------  -------  -------  -------
Revenues....................................... $  --    $  --    $  --    $  --
Operating loss.................................  3,100    5,032    3,865    4,196
Loss before income taxes.......................  3,100    5,032    3,857    4,178
Net loss.......................................  3,100    5,032    3,857    4,178
                                                ------   ------   ------   ------
  Net loss per share--basis and diluted........ $(0.46)  $(0.75)  $(0.58)  $(0.62)
                                                ======   ======   ======   ======
                                                             1999
                                                ----------------------------------
                                                  1st      2nd      3rd      4th
                                                Quarter  Quarter  Quarter  Quarter
                                                -------  -------  -------  -------
Revenues....................................... $  --    $  --    $  --    $  --
Operating loss.................................  4,421    4,020    9,374   12,876
Loss before income taxes.......................  4,367    3,999   17,402   11,128
Net loss.......................................  4,367    3,999   17,402   11,128
                                                ------   ------   ------   ------
  Net loss per share--basis and diluted........ $(0.65)  $(0.60)  $(2.60)  $(0.27)
                                                ======   ======   ======   ======

   The sum of quarterly per share net losses do not necessarily agree to the net loss per share for the year due to the timing of stock issuances.