Form 10-Q
period 2000-03-31
XM SATELLITE RADIO HOLDINGS INC
filed 2000-05-12
CIK 1091530

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended March 31, 2000

                     Commission file number      000-27441

                       XM SATELLITE RADIO HOLDINGS INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                DELAWARE                               54-1878819
---------------------------------------------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)


                        1250 23/RD/ STREET NW, SUITE 57
                              WASHINGTON DC 20037
--------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 202-969-7100
--------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


--------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes    X          No ____
            ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK, $0.01 PAR VALUE                   32,179,581 SHARES
CLASS B COMMON STOCK, $0.01 PAR VALUE                   16,557,262 SHARES
-----------------------------------------------
   (Class)    (Outstanding as of March 31, 2000)

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                                     INDEX

Part I - Financial Information
                                                                                  Page
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and 2000 and for the
period December 15, 1992 (date of inception) to March 31, 2000                     1

Condensed Consolidated Balance Sheets as of December 31, 1999 and March 31,
 2000 (unaudited)                                                                  2

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 2000 and for the period December 15,
 1992 (date of inception) to March 31, 2000.                                       3

Notes to Unaudited Condensed Consolidated Financial Statements                     5

Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                             9

Part II - Other Information

Signatures

PART I: FINANCIAL INFORMATION

Item 1:   Financial Statements

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Three-Month Period ended March 31, 1999 and 2000,
                              and for the period
         from December 15, 1992 (date of inception) to March 31, 2000

                                                                   Three Months ended      December 15, 1992
                                                                        March 31,         (date of inception)
                                                                   1999          2000      to March  31, 2000
                                                                ----------   -----------   ------------------
                                                                      (in thousands, except share data)
Revenue......................................................          $--          $--                   $--
                                                                       ---          ---                   ---

Operating expenses:
  Research and development...................................          748         4,519               15,735
  Professional fees..........................................        1,297         5,594               21,894
  General and administrative.................................        2,376         6,775               27,253
                                                                ----------   -----------             --------

   Total operating expenses..................................        4,421        16,888               64,882
                                                                ----------   -----------             --------

   Operating loss............................................       (4,421)      (16,888)             (64,882)
Other expense--interest income
 (expense), net..............................................           54         4,148               (2,580)
                                                                ----------   -----------             --------

   Net loss..................................................   $   (4,367)  $   (12,740)            $(67,462)
                                                                ----------   -----------             ========

Preferred stock dividend accrual............................            --        (1,472)

Net loss attributable to common stockholders ...............    $   (4,367)  $   (14,212)
                                                                ==========   ===========

Net loss per share:
  Basic and diluted..........................................       $(0.65)       $(0.30)
                                                                ==========   ===========

Weighted average shares used in
 computing net loss per share-basic
 and diluted                                                     6,689,250    47,195,963
                                                                ==========   ===========


See accompanying notes to unaudited condensed consolidated financial statements.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     December 31, 1999 and March 31, 2000

                                                                                                 December 31,       March 31,
                                                                                                    1999              2000
                                                                                                    ----              ----
                                                                                                                  (unaudited)
                                                                                               (in thousands, except share data)
ASSETS
Current assets:
 Cash and cash equivalents..................................................................     $   50,698          448,037
  Short-term investments....................................................................         69,472               --
  Restricted investments....................................................................             --           58,817
  Prepaid and other current assets..........................................................          1,077            1,200
                                                                                                   --------       ----------
   Total current assets.....................................................................        121,247          508,054
Other assets:
 Restricted investments, net of current portion.............................................             --           79,599
  System under construction.................................................................        362,358          437,274
 Property and equipment, net ...............................................................          2,551            7,949
 Goodwill and intangibles, net .............................................................         25,380           25,037
 Other assets, net..........................................................................          3,653           14,233
                                                                                                   --------       ----------
   Total assets.............................................................................       $515,189       $1,072,146
                                                                                                   ========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...........................................................................         23,338       $   36,599
  Accrued expenses..........................................................................          1,514            1,116
  Due to related parties....................................................................             62               62
 Accrued interest on senior secured notes...................................................             --            1,896
  Royalty payable...........................................................................          1,646            1,869
                                                                                                   --------       ----------
   Total current liabilities................................................................         26,560           41,542

Senior secured notes........................................................................            --           259,528
Royalty payable, net of current portion.....................................................          3,400            3,200
Capital lease, net of current portion.......................................................            212              202
                                                                                                   --------       ----------
   Total liabilities........................................................................         30,172          304,472
                                                                                                   --------       ----------
Stockholders' equity:
 Series A convertible preferred stock, par value $0.01; 15,000,000 shares authorized,
   10,761,677 shares issued and outstanding at December 31, 1999 and March 31, 2000.........            108              108
 Series B convertible redeemable preferred stock, par value $0.01 (liquidation preference of $100,000,000); 3,000,000 shares authorized, no shares and 2,000,000 shares issued
   and outstanding at December 31, 1999 and March 31, 2000, respectively....................             --               20
 Class A common stock, par value $0.01; 180,000,000 shares authorized,
   26,465,333 shares and 32,179,581 shares issued and outstanding at December 31, 1999,
   and March 31, 2000, respectively.........................................................            265              322
 Class B common stock, par value $0.01; 30,000,000 shares authorized,
   17,872,176 and 16,557,262 shares issued and outstanding at December 31, 1999 and
   March 31, 2000, respectively.............................................................            179              166
 Class C common stock, par value $0.01; 30,000,000 shares authorized,  no shares
    issued and outstanding at December 31, 1999 and  March 31, 2000, respectively...........             --               --
 Additional paid-in capital.................................................................        539,187          834,520
 Deficit accumulated during development stage...............................................        (54,722)         (67,462)
                                                                                                   --------       ----------
   Total stockholders' equity...............................................................        485,017          767,674
                                                                                                   --------       ----------
Commitments and contingencies
   Total liabilities and stockholders' equity...............................................       $515,189       $1,072,146
                                                                                                   ========       ==========

See accompanying notes to unaudited condensed consolidated financial statements.

PAGE>

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS Three-Month Period ended March 31, 1999 and 2000, and for the period from
            December 15, 1992 (date of inception) to March 31, 2000

                                                                                       Three Months ended        December 15, 1992
                                                                                          March  31,          (date of inception) to
                                                                                      1999           2000          March 31, 2000
                                                                                      ----           ----          --------------
                                                                                                 (in thousands)
Cash flows from operating activities:
 Net loss.......................................................................   $( 4,367)      $ (12,740)         $ (67,462)
 Adjustments to reconcile net loss to net
   Cash used in operating activities:
   Depreciation and amortization................................................         57             503              2,070
   Amortization of deferred financing fees......................................         --              --                509
   Non-cash stock compensation..................................................         --             658              4,868
   Non-cash charge for beneficial conversion feature of  note
   issued to Parent.............................................................         --              --              5,520
   Changes in operating assets and liabilities:
      (Increase) decrease in prepaid and other current assets...................         15            (123)            (1,200)
      (Increase) decrease in other assets.......................................         21              --               (374)
      Increase in accounts payable and
       accrued expenses.........................................................        864           4,527             18,716
      Increase (decrease) in amounts due to related
       parties..................................................................       (136)             (1)                62
      Increase (decrease) in accrued interest...................................         --             (36)                --
                                                                                   --------       ---------          ---------
        Net cash used in
         operating activities...................................................     (3,546)         (7,212)           (37,291)
                                                                                   --------       ---------          ---------

Cash flows from investing activities:
   Purchase of property and equipment...........................................       (206)         (4,929)            (7,443)
Additions to system under construction..........................................    (15,827)        (62,422)          (358,791)
   Net Purchase/Maturity of short-term investments..............................         --          69,472                 --
Purchase of restricted investments..............................................         --        (123,416)          (123,416)
Other investing activities......................................................         --         (18,493)           (18,493)
                                                                                   --------       ---------          ---------
       Net cash used in investing
         activities.............................................................    (16,033)       (139,788)          (508,143)
                                                                                   --------       ---------          ---------

Cash flows from financing activities:
 Proceeds from sale of common stock and
   capital contribution.........................................................         --         132,594            256,173
 Proceeds from issuance of Series B convertible redeemable
   preferred stock..............................................................         --          96,499             96,499
 Proceeds from issuance of convertible notes payable to
   related party................................................................     22,967              --            148,939
 Proceeds from issuance of options..............................................         --                              1,500
 Proceeds from issuance of  Series A convertible notes .........................         --              --            250,000
 Proceeds from issuance of 14% Senior Secured Notes
   and Warrants.................................................................         --         325,000            325,000
 Repayments of loans payable to related party...................................         --              --            (75,000)
 Payments for deferred financing costs..........................................       (249)         (9,754)            (9,640)
 Other net financing activities.................................................         (7)             --                 --
                                                                                   --------       ---------          ---------
       Net cash provided by financing
         activities.............................................................     22,711         544,339            993,471
                                                                                   --------       ---------          ---------
       Net increase in cash and cash
         equivalents............................................................      3,132         397,339            448,037
                                                                                   --------       ---------          ---------
Cash and cash equivalents at beginning of
  period........................................................................        310          50,698                 --
Cash and cash equivalents at end of period......................................    $ 3,442        $448,037           $448,037
                                                                                   ========        ========           ========


               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      Three Months ended March 31, 1999 and 2000, and for the period from
            December 15, 1992 (date of inception) to March 31, 2000

                                                                                  Three Months ended          December 15, 1992
                                                                                       March  31,           (date of inception) to
                                                                               1999                2000         March 31, 2000
                                                                               ----                ----         --------------
                                                                                    (in thousands)
Supplemental cash flow disclosure:
  Increase in FCC license, goodwill and intangibles.........................  $    --            $     --           $ 51,624
  Liabilities exchanged for convertible note to Parent......................       --                  --             81,676
  Non-cash interest capitalized.............................................    4,236               2,247             31,134
  Accrued system milestone payments.........................................   45,396              23,854             23,854
Property acquired through capital lease.....................................       --                  --                470
  Conversion of debt to equity .............................................       --                  --            363,815
  Use of deposit for terrestrial repeater contract..........................       --               3,422                 --


See accompanying notes to unaudited condensed consolidated financial statements.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and Business

     XM Satellite Radio Inc. ("XMSR") was incorporated on December 15, 1992 in the State of Delaware as a wholly owned subsidiary of Motient Corporation ("Motient" or "Parent"), formerly American Mobile Satellite Corporation, for the purpose of procuring a digital audio radio service ("DARS") license. Business activity for the period from December 15, 1992 through December 31, 1996 was insignificant. Pursuant to various financing agreements entered into in 1997 between Motient, XMSR and WorldSpace, Inc. ("WSI"), WSI acquired a 20 percent interest in XMSR.

     On May 16, 1997, Motient and WSI formed XM Satellite Radio Holdings Inc. (the "Company") as a holding company for XMSR in connection with the construction, launch and operation of a domestic communications satellite system for the provision of DARS. Motient and WSI exchanged their respective interests in XMSR for equivalent interests in the Company, which had no assets, liabilities or operations prior to the transaction.

     On July 7, 1999, Motient acquired WSI's 20 percent interest in the Company.

(2)  Principles of Consolidation and Basis of Presentation

     The condensed consolidated financial statements include the accounts of XM Satellite Radio Holdings Inc. and its subsidiaries, XM Satellite Radio Inc. and XM Radio Inc. All significant intercompany transactions and accounts have been eliminated. The Company's management has devoted substantially all of its time to the planning and organization of the Company, obtaining its DARS license, and to the process of addressing regulatory matters, initiating research and development programs, conducting market research, initiating construction of the satellite system, securing content providers, and securing adequate debt and equity capital for anticipated operations and growth. The Company has not generated any revenues and planned principal operations have not commenced. Accordingly, the Company's financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Holdings Inc. and subsidiaries, a development stage entity, as of March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 1999 and 2000, and the period from December 15, 1992 (date of inception) through March 31, 2000. The results of operations for the three months ended March 31, 1999 and 2000 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company included in the Company's filings with the Securities and Exchange Commission.

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

(4)  Restricted Investments

     Restricted investments consist of fixed income securities and are stated at amortized costs plus accrued interest income. The securities included in restricted investments are $123.4 million of US Treasury strips restricted to provide for the first six scheduled interest payments on the Company's 14% Senior Secured Notes due 2010, which are classified as held-to-maturity securities under the provision of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and $15.0 million in money market funds for scheduled milestone payments under the Hughes Electronics Corporation contract.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(5) Secondary Offering of Class A Common Stock and Sale of Series B Convertible Redeemable Preferred Stock

     On January 31, 2000, the Company closed on a secondary offering of its Class A common stock and newly designated Series B convertible redeemable preferred stock. The Company sold 4,000,000 shares of its Class A common stock for $32.00 per share, which yielded net proceeds of approximately $120,900,000. The Company concurrently sold 2,000,000 shares of its Series B convertible redeemable preferred stock for $50.00 per share, which yielded net proceeds of approximately $96,500,000. The Series B convertible redeemable preferred stock provides for 8.25% cumulative dividends that may be paid in Class A common stock or cash at the Company's option. The Series B convertible redeemable preferred stock is convertible into Class A common stock at a conversion price of $40 per share and is mandatorily redeemable in Class A common stock on February 1, 2012. The Company has the right to redeem the Series B convertible redeemable preferred stock in Class A common stock or cash commencing on February 3, 2003. The Company does not currently intend to exercise this right.

     On February 9, 2000, the underwriters exercised a portion of the over-allotment option for 370,000 shares of Class A common stock, which yielded net proceeds of approximately $11,233,000.

(6)  Conversion of Class B Common Stock to Class A Common Stock

     On March 8, 2000, at the request of the Company, one of the Class B common stockholders converted 1,314,914 shares of the Company's Class B common stock into Class A common stock on a one-for-one basis. As of March 31, 2000, Motient held all of the Company's outstanding Class B common stock.

(7)  14% Senior Secured Notes and Warrants

     On March 15, 2000, the Company closed a $325.0 million private debt placement consisting of 325,000 units, each unit consisting of $1,000 principal amount of 14% senior secured notes due 2010 of its subsidiary XM Satellite Radio Inc. and one warrant to purchase 8.024815 shares of the Company's Class A common stock at a price of $49.50 per share. The Company realized net proceeds of $191.3 million, excluding $123.0 million used to acquire securities which will be used to make interest payments due under the notes for the first three years.

(8)  FCC Approval for Reduction of Motient Voting Stock

     Motient is the Company's controlling stockholder. Motient has certain rights regarding the election of persons to serve on the Company's board of directors and as of the date of this report, holds 61.0% of the voting power of XM Satellite Radio Holdings, or 50.5% giving effect to the conversion of all of XM Satellite Radio Holdings' outstanding common stock equivalents. Motient cannot relinquish its position as the Company's controlling shareholder without obtaining the prior approval of the FCC. Accordingly, prior to obtaining FCC approval of the transfer of control from Motient, the Company will only have been able to issue a limited amount of voting securities or securities convertible into voting securities unless certain of the Company's stockholders holding nonvoting convertible securities agree not to convert them into voting securities or the Company takes other steps to permit voting securities on a basis consistent with FCC rules. On March 30, 2000, the FCC approved the Company's application to allow Motient to reduce its ownership of the voting stock of XM Satellite Radio Holdings to a minimum of 40%, provided that Motient retain its right to elect a majority of the directors of the Company's board of directors.

(9)  Reclassifications

     Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10)  Commitments and Contingencies

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

  (c)   Technical Services

     Effective January 1, 1998, the Company entered into agreements with Motient and WorldSpace Management Corporation ("WorldSpace MC"), an affiliate of WSI, in which Motient and WorldSpace MC would provide technical support in areas related to the development of a DARS system. Payments for services provided under these agreements are made based on negotiated hourly rates. These agreements may be terminated by the parties on or after the date of the commencement of commercial operation following the launch of the Company's first satellite. There are no minimum services purchase requirements. The Company incurred costs of $62,000 and $45,000 under its agreement with Motient and no costs were incurred under its agreement with WorldSpace MC during the quarter ended March 31, 2000 and 1999, respectively.

  (d)   Technology Licenses

     Effective January 1, 1998, XMSR entered into a technology licensing agreement with Motient and WorldSpace MC by which as compensation for certain licensed technology currently under development to be used in the XM Radio system, XMSR will pay up to $14,300,000 to WorldSpace MC over a ten-year period. As of March 31, 2000, XMSR incurred costs of $6,696,000 payable to WorldSpace MC. Any additional amounts to be incurred under this agreement are dependent upon further development of the technology, which is at XMSR's option. No liability exists to Motient or WorldSpace MC should such developments prove unsuccessful. The Company maintains an accrual of $5,069,000 payable to WorldSpace MC, for quarterly royalty payments to be made. In addition, XMSR agreed to pay 1.2 percent of quarterly net revenues to WorldSpace MC and a royalty of $0.30 per chipset, payable to WorldSpace MC, for equipment manufactured using certain source encoding and decoding signals technology.

  (e)   Satellite Contract

     During the first half of 1999, the Company and Hughes Space and Communications, Inc. ("Hughes") amended the satellite contract to construct and launch the Company's satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. The Company expects to incur total payment obligations under this contract of approximately $541,300,000, which includes amounts the Company expects to pay pursuant to the exercise of the option to build the ground spare satellite and certain financing costs and in-orbit incentive payments. As of March 31, 2000, the Company had paid $242,765,000 under the Satellite contract with Hughes and had accrued $8,200,000, which was subsequently paid.

  (f)   Terrestrial Repeater System Contracts

     In August 1999, the Company signed a contract with LCC International, Inc., a related party, calling for payments of approximately $115,000,000 for engineering and site preparation. As of March 31, 2000, the Company has paid $10,387,000 under this contract, and accrued an additional $2,900,000 which was subsequently paid. The Company also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters. Payments under this contract are expected to be approximately $128,000,000. As of March 31, 2000, the Company had paid $6,000,000 under this contract, and accrued an additional $3,000,000 which was subsequently paid.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  (g)   Joint Development Agreement

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

  (h)   General Motors Distribution Agreement

The Company has signed a long-term distribution agreement with the OnStar division of General Motors providing for the installation of XM radios in General Motors vehicles. During the term of the agreement, which expires 12 years from the commencement date of the Company's commercial operations, General Motors has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non- exclusive right to arrange for the installation of XM radios included in OnStar systems in non-General Motors vehicles that are sold for use in the United States. The Company has significant annual, fixed payment obligations to General Motors for four years following commencement of commercial service. These payments approximate $35,000,000 in the aggregate during this period. Additional annual fixed payment obligations beyond the initial four years of the contract term range from less than $35,000,000 to approximately $130,000,000 through 2009, aggregating approximately $400,000,000. In order to encourage the broad installation of XM radios in General Motors vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to General Motors when the owners of General Motors vehicles with installed XM radios become subscribers for the Company's service. The Company must also share with General Motors a percentage of the subscription revenue attributable to General Motors vehicles with installed XM radios, which percentage increases until there are more than 8 million General Motors vehicles with installed XM radios. The Company will also make available to General Motors bandwidth on the Company's systems. The agreement is subject to renegotiations at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio's service. The agreement is subject to renegotiations if, four years after the commencement of XM Radio's commercial operations and at two-year intervals thereafter GM does not achieve and maintain specified installation levels of General Motors vehicles capable of receiving the Company's service, starting with 1,240,000 units after four years, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. General Motors' exclusivity obligations will discontinue if, four years after the Company commences commercial operations and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market.

  (i)   Sony Warrant

     In February 2000, the Company issued a warrant to Sony exercisable for shares of the Company's Class A common stock. The warrant will vest at the time that the Company attains its millionth customer, and the number of shares underlying the warrant will be determined by the percentage of XM Radios that have a Sony brand name as of the vesting date. If Sony achieves its maximum performance target, it will receive 2% of the total number of shares of the Company's Class A common stock on a fully-diluted basis upon exercise of the warrant. The exercise price of the Sony warrant will equal 105% of fair market value of the Class A common stock on the vesting date, determined based upon the 20-day trailing average.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  (j)   Prior Litigation

     On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against the Company in the United States District Court for the Southern District of New York, alleging that the Company was infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought money damages to the extent the Company manufactured, used or sold any product or method claimed in their patents and injunctive relief. On February 16, 2000, this suit was resolved in accordance with the terms of a joint development agreement between the Company and Sirius Radio and both companies agreed to cross-license their respective property (see note 10(g)). However, if this agreement is terminated before the value of the license has been determined due to the Company's failure to perform a material covenant or obligation, then this suit could be refiled.

  (k)   Preferred Stock Dividend

     On March 28, 2000, the Company announced its regular quarterly dividend on its 8.25% Series B convertible redeemable preferred stock, which will be paid on May 1, 2000. The dividend will be paid in shares of Class A common stock; 62,318 shares of Class A common stock will be issued to the holders of record on April 12, 2000. The net loss attributable to common stockholders reflects the accrual of the dividend to the preferred stockholders which was accrued through March 31, 2000.

Item 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections herein, including statements regarding the development of our business, the markets for our services, our anticipated capital expenditures, and other similar statements are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements use such words as "plans", "expects", "will", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believes", "anticipates", "intends", "may", "should", "continue", "seek", "could" and other similar reasonable expressions. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, the key factors that have a direct bearing on our future results of operations. These are the potential risk of delay in implementing our business plan; possible increased costs of construction and launch of necessary satellites; dependence on Hughes Space and Communications, Inc., LCC International, and consumer electronics manufacturers; the availability of receivers and antennas; risk of launch failure; unproven market for our proposed service; unproven application of existing technology; difficulties in developing with Sirius Radio a unified standard for satellite radio; our need for additional financing, as well as other risks referenced from time to time in our filings with the SEC, including our Form 8-K dated February 25, 2000. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect the occurrence of unanticipated events.

     The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herewith, and with our Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto for the three year period ended December 31, 1999, and for the period from December 15, 1992 (date of inception) to December 31, 1999, included in our Annual Report on Form 10-K.

OVERVIEW

     XM Satellite Radio Inc. was incorporated in Delaware in 1992 as a wholly-owned subsidiary of Motient Corporation ("Motient"), formerly American Mobile Satellite Corporation. XM Satellite Radio Holdings Inc. became a holding company for XM Satellite Radio Inc. in early 1997.

     In October 1999, we completed an initial public offering which yielded net proceeds of $114.1 million. Concurrent with the closing of our initial public offering, $250.0 million of our Series A subordinated convertible notes, together with associated accrued interest, converted into shares of Series A convertible preferred stock and shares of Class A common stock. Additionally, $103.1 million of convertible notes issued to Motient, together with associated accrued interest, converted into shares of our Class B common stock.

     In the first quarter of 2000, we completed:

     . a follow-on offering of 4,370,000 shares of Class A common stock, which yielded net proceeds of $132.1 million;

     . a concurrent offering of 2,000,000 shares of Series B convertible redeemable preferred stock, which yielded net proceeds of $96.5 million; and

     . a private placement of 325,000 units, each consisting of $1,000 principal amount of 14% senior secured notes due 2010 and one warrant to purchase 8.024815 shares of Class A common stock at $49.50 per share which yielded net proceeds of $191.3 million excluding $123.0 million for an interest reserve.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared With Three Months Ended March 31,
1999

     Research and Development. Research and development expenses increased to approximately $4.5 million for the three months ended March 31, 2000, compared with approximately $0.7 million for the three months ended March 31, 1999. The increase in the research and development expenses primarily resulted from the accelerated development of some of our system technology during the first quarter of 2000.

     Professional Fees. Professional fees increased to approximately $5.6 million for the three months ended March 31, 2000, compared with $1.3 million for the three months ended March 31, 1999. The increase primarily reflects additional legal, regulatory and marketing expenses as we engaged more consultants, including incurring $2.4 million for enterprise information technology consultants. We expect the professional fees to trend upward as we continue to evaluate the system alternatives and develop market strategies.

     General and Administrative. General and administrative expenses increased to $6.8 million for the three months ended March 31, 2000, compared with $2.3 million for the three months ended March 31, 1999. The increase reflects increased headcount and facilities expenses. We have granted certain key executives stock options and incurred a non-cash compensation charge of approximately $0.7 million in the first quarter of 2000 primarily for performance-based stock options. We will continue to incur quarterly non-cash compensation charges over the vesting period depending on the market value of our Class A common stock at the end of the quarter. We also continued the amortization of goodwill and other intangibles during the first quarter of 2000. We anticipate general and administrative expenses to continue to increase through commercial operations.

     Interest Income. Interest income increased to $4.2 million for the three months ended March 31, 2000, compared with $0.1 million for the three months ended March 31, 1999, which was insignificant. The increase was the result of higher average balances of cash and short-term investments during the three months ended March 31, 2000 due to the proceeds from the private placement of 14% senior secured notes and warrants and the public offering of Class A common stock and Series B convertible redeemable preferred stock, both in the first quarter of 2000, which exceeded expenditures for satellite and launch vehicle construction, other capital expenditures and operating expenses.

     Interest Expense. We capitalized interest costs of $2.2 million and $4.2 million associated with its FCC license and the XM Radio system during the three months ended March 31, 2000 and 1999, respectively. The decrease was the result of the conversion of previously outstanding debt, offset by the incurrence of new debt during the quarter.

     Net Loss. The net loss for the three-month periods ended March 31, 2000 and 1999 was $12.7 million and $4.4 million, respectively. The increase in net losses for the three months ended March 31, 2000, compared with the three months ended March 31, 1999, reflects an increase in research and development expenses and additional general and administration expenses, primarily due to increased headcount and facility expenses in preparation for commercial operations and the amortization of goodwill and intangibles.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, we had a total of cash and cash equivalents of $448.0 million and working capital of $466.5 million, compared with cash, cash equivalents and short-term investments of $120.2 million and working capital of $94.7 million at December 31, 1999. The increases in the respective balances are due primarily to the proceeds from the issuance of Series B convertible redeemable preferred stock, which yielded net proceeds of $96.5 million, a concurrent follow-on offering of Class A common stock, which yielded net proceeds of $132.1 million, and a private placement of 14% senior secured notes and warrants, which yielded net proceeds of $191.3 million, which in the aggregate, exceeded capital expenditures and operating expenses for the first quarter of 2000.

Funds Required for XM Radio Through Commencement of Commercial Operations

     We estimate that we will require approximately $1.1 billion to develop and implement the XM Radio system from inception through the commencement of commercial operations, targeted for the second quarter of 2001. Since inception, we have raised an aggregate of $865.0 million, net of expenses, interest reserve and repayment of debt. These funds are expected to be sufficient, in the absence of additional financing, to cover funding needs into the fourth quarter of 2000. We will require substantial additional funding of approximately $235.0 million to finish building the XM Radio system and to provide working capital until we commence commercial operations.

     We currently expect to satisfy our funding requirements by selling debt or equity securities and by obtaining loans or other credit lines from banks or other financial institutions. In addition, we plan to raise funds through vendor financing arrangements associated with our terrestrial repeater project. If we are successful in raising additional financing, we anticipate that a significant portion of the financing will consist of debt. We are actively considering possible financings, and because of our substantial capital needs we may consummate one or more financings at any time.

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

Sources of Funds

     To date, we have raised approximately $865.0 million of net proceeds, net of expenses, interest reserve and repayment of debt. These funds have been used to acquire our FCC license, make required payments for our system; including the satellites, terrestrial repeater system, and ground networks, and for working capital and operating expenses.

     In the first quarter of 2000, we completed:

     . a follow-on offering of 4,370,000 shares of Class A common stock, yielding net proceeds of $132.1 million;

     . a concurrent offering of 2,000,000 shares of our Series B convertible redeemable preferred stock, which yielded net proceeds of $96.5 million; and

     . a private placement of 325,000 units, each consisting of $1,000 principal amount of 14% senior secured notes due 2010 and one warrant to purchase 8.024815 shares of Class A common stock at $49.50 per share that provided net proceeds of $191.3 million excluding $123.0 million for an interest reserve.

Uses of Funds

     Of the approximately $1.1 billion of funds to be used through commencement of commercial operations, an estimated $569.4 million are expected to be incurred under contracts presently in place and for our FCC license, which has already been paid for in full. Total capital expenditures from inception to March 31, 2000 totaled $366.2 million.

     Satellite Contract. Under our satellite contract, Hughes will deliver two satellites in orbit and if we exercise our option, complete construction of a ground spare satellite. Hughes will also provide ground equipment and software to be used in the XM Radio system and certain launch and operations support services. We expect that by commencement of commercial operations in the second quarter of 2001, we will have had to pay an aggregate amount of approximately $472.6 million for these items and for Hughes to complete the optional ground spare satellite. This amount does not include incentive payments, which will depend in part on projected satellite performance at the acceptance date. Such payments could total up to an additional $68.7 million over the useful lives of the satellites. As of March 31, 2000, we had paid approximately $242.8 million under our satellite contract and have recognized an additional $8.2 million in accrued milestone payments which were paid subsequently.

     Launch Insurance. Based on current industry estimates, we expect that launch insurance for both satellites will cost approximately $50.0 million. As of March 31, 2000, we had not incurred any costs with respect to launch insurance.

     Terrestrial Repeater System. Based on the current design of the XM Radio system and preliminary bids, we estimate that through our expected commencement of operations in the second quarter of 2001 we will incur aggregate costs of approximately $263.3 million for a terrestrial repeater system. We expect these costs to cover the capital cost of the design, development and installation of a system of terrestrial repeaters to cover approximately 70 cities and metropolitan areas. As of March 31, 2000, we had incurred costs with respect to the terrestrial repeater buildout of $24.2 million which we paid. In August 1999, we signed a contract with LCC International, Inc., related party, calling for payments of approximately $115.0 million for engineering and site preparation. As of March 31, 2000, we had paid $10.4 million under this contract and accrued an additional $2.9 million which was subsequently paid. We also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters. Payments under this contract are expected to be approximately $128.0 million. As of March 31, 2000, we had paid $6.0 million under this contract, and accrued an additional $3.0 million which was subsequently paid.

     Ground Segment. Based on the design of the XM Radio system, available research, preliminary bids and actual contract costs, we expect to incur aggregate ground segment costs through the expected commencement of operations in the second quarter of 2001 of approximately $65.9 million. We expect these costs will cover the satellite control facilities, programming production studios and various other equipment and facilities. As of March 31, 2000, we had incurred $13.8 million with respect to the ground segment.

     FCC License. In October 1997, we received one of two satellite radio licenses issued by the FCC. We have paid approximately $90.0 million for this license, including the initial bid right. There are no further payments required relating to the license.

     Operating Expenses and Working Capital Requirements. In addition to the above capital needs, we will require funds for working capital, operating expenses and royalty payments currently estimated to be approximately $138.3 million through targeted commercial launch in the second quarter of 2001. From inception through March 31, 2000, we have incurred total expenses of $67.5 million. Total cash used in operating activities was $37.3 million. The difference between the loss incurred to date and cash used in operations is principally due to $5.5 million beneficial conversion charge, $4.9 million non-cash stock compensation charge and $18.7 million in accounts payable and accrued expenses.

     Joint Development Agreement Funding Requirements. In addition to the above capital needs, we may require funds to pay license fees or make contributions towards the development of the technologies used to develop a unified standard for satellite radios under our joint development agreement with Sirius Radio. Each party is obligated to fund one half of the development cost for such technologies. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts of these fees or credits will be determined over time by agreement of the parties or by arbitration. We cannot predict at this time the amount of license fees or contribution payable by us or Sirius Radio or the size of the credits to us and Sirius Radio from the use of the other's technology. This may require significant additional capital.

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

Recent Accounting Pronouncement

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"). FIN 44 further defines the accounting consequence of various modifications to the terms of a previously fixed stock option or award under APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 becomes effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. In July 1999, the Company repriced 818,339 options and FIN 44 requires that these options be accounted for as variable from July 1, 2000 until the date the award is exercised, is forfeited, or expires unexercised. For those options that have vested as of July 1, 2000, compensation cost is recognized only to the extent that the exercise price exceeds the stock price on July 1, 2000. For those options that have not vested as of July 1, 2000, the portion of the award's intrinsic value measured at July 1, 2000 is recognized over the remaining vesting period. Additional compensation cost is measured for the full amount of any increases in stock price after the effective date and is recognized over the remaining vesting period. Any adjustment to compensation cost for further changes in the stock price after the award vests is recognized immediately. The effects of implementing FIN 44 may require the Company to recognize additional non-cash compensation commencing in the third quarter of 2000.

Quantitative and Qualitative Disclosures About Market Risk

     As of March 31, 2000, we do not have any derivative financial instruments and do not intend to use derivatives. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. Our long-term debt includes a fixed interest rate and the fair market value of the debt is sensitive to changes in interest rates. We run the risk that market rates will decline and the required payments will exceed those based on current market rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. Additionally, we believe that our exposure to interest rate risk is not material to our results of operations.

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings

         On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against us in the United States District Court for the Southern District of New York, alleging that we were infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought money damages to the extent we manufactured, used or sold any product or method claimed in their patents and injunctive relief. This suit was dismissed without prejudice in February 2000 in accordance with the terms of a joint development agreement between us and Sirius Radio in which both companies agreed to develop a unified standard for satellite radios and license our respective intellectual property, including the patents that were the subject of the suit, for use in this joint development. If this agreement is terminated before the value of the licenses has been determined due to our failure to perform a material covenant or obligation, then this suit could be refiled.

Item 2:  Changes in Securities and Use of Proceeds

         On February 9, 2000, we issued a warrant to Sony Electronics, Inc. exercisable for shares of Class A common stock. The warrant will vest at the time that we attain our millionth customer, and the number of shares underlying the warrant will be determined by the percentage of XM Radios that have a Sony brand name as of the vesting date. If Sony achieves its maximum performance target, it will have the right to purchase 2% of the total number of outstanding shares of Class A common stock on a fully-diluted basis upon exercise of the warrant. The exercise price of the Sony warrant will equal 105% of fair market value of the Class A common stock on the vesting date, determined based upon the 20-day trailing average. The issuance of this warrant to Sony was exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

         On March 15, 2000, we completed a private placement of 325,000 units, each consisting of $1,000 principal amount of 14% senior secured notes due 2010 and one warrant to purchase 8.024815 shares of Class A common stock at $49.50 per share, which resulted in gross proceeds of $325.0 million, or net proceeds of $191.3 million after deducting interest reserve of approximately $123.0 million, underwriting discounts and commissions of approximately $9.7 million and expenses of approximately $1.0 million. The warrants are exercisable at any time on or after September 16, 2000 until they expire on March 15, 2010. The underwriters of the private placement were Bear, Stearns & Co. Inc., Donaldson, Lufkin & Jenrette, Salomon Smith Barney and Lehman Brothers. This sale was exempt from registration under Rule 144A under the Securities Act of 1933.

Item 4:  Submission of Matters to a Vote of Security Holders.

         None.

Item 5   Other information.

         Motient Corporation (formerly American Mobile Satellite Corporation) is our controlling stockholder. Motient has certain rights regarding the election of persons to serve on our board of directors and as of the date of this report, holds 61.0% of the voting power of XM Satellite Radio Holdings, or 50.5% giving effect to the conversion of all of XM Satellite Radio Holdings' outstanding common stock equivalents. Motient cannot relinquish its position as our controlling shareholder without obtaining the prior approval of the FCC. Accordingly, prior to our obtaining FCC approval of the transfer of control from Motient, we will only have been able to issue a limited amount of voting securities or securities convertible into voting securities unless certain of our stockholders holding nonvoting convertible securities agree not to convert them into voting securities or we take other steps to permit voting securities on a basis consistent with FCC rules. On March 30, 2000, the FCC approved our application to allow Motient to reduce its ownership of the voting stock of XM Satellite Radio Holdings to a minimum of 40%, provided that Motient retain its right to elect a majority of the directors of our board of directors.

Item 6:  Exhibits and Reports on Form 8-K.

Exhibits:

Exhibit No.                   Description
-----------                   -----------


 3.1/\     Restated Certificate of Incorporation of XM Satellite Radio Holdings
           Inc.

 3.2/\     Restated Bylaws of XM Satellite Radio Holdings Inc.

 4.1 Form of Certificate for our Class A common stock (incorporated by reference to Exhibit 3 to the XM Satellite Radio Holdings Inc. Registration Statement on Form 8-A, filed with the SEC on September 23, 1999).

 4.2/\/\ Form of Certificate for our 8.25% Series B Convertible Redeemable Preferred Stock.

 4.3/\/\/\ Certificate of Designation Establishing the Voting Powers,
           Designations, Preferences, Limitations, Restrictions and Relative Rights of 8.25% Series B Convertible Redeemable Preferred Stock due 2012.

 4.4 Warrant to purchase shares of XM Satellite Radio Holdings Inc.'s Class A common stock, dated February 9, 2000, issued to Sony Electronics, Inc.

10.1/\ Shareholders' Agreement, dated as of July 7, 1999, by and among XM Satellite Radio Holdings Inc., American Mobile Satellite Corporation, Baron Asset Fund, Clear Channel Investments, Inc., Columbia XM Radio Partners, LLC, DIRECTV Enterprises, Inc., General Motors Corporation, Madison Dearborn Capital Partners III, L.P., Special Advisors Fund I, LLC, Madison Dearborn Special Equity III, L.P., and Telcom-XM Investors, L.L.C.

10.2/\ Registration Rights Agreement, dated July 7, 1999, by and among XM Satellite Radio Holdings Inc., American Mobile Satellite Corporation, the Baron Asset Fund series of Baron Asset Fund, and the holders of Series A subordinated convertible notes of XM Satellite Radio Holdings Inc.

10.3/\ Note Purchase Agreement, dated June 7, 1999, by and between XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., Clear Channel Communications, Inc., DIRECTV Enterprises, Inc., General Motors Corporation, Telcom-XM Investors, L.L.C., Columbia XM Radio Partners, LLC, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., and Special Advisors Fund I, LLC (including form of Series A subordinated convertible note of XM Satellite Radio Holdings Inc. attached as Exhibit A thereto).

10.4/\* Technology Licensing Agreement by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999.

10.5/\* Technical Services Agreement between XM Satellite Radio Holdings Inc. and American Mobile Satellite Corporation, dated as of January 1, 1998, as amended by Amendment No. 1 to Technical Services Agreement, dated June 7, 1998.

10.6/\* Satellite Purchase Contract for In-Orbit Delivery, by and between XM Satellite Radio Inc. and Hughes Space and Communications International Inc., dated July 21, 1999.

10.7/\* Amended and Restated Agreement by and between XM Satellite Radio, Inc and STMicroelectronics Srl, dated September 27, 1999.

10.8/\* Distribution Agreement, dated June 7, 1999, between OnStar, a division of General Motors Corporation, and XM Satellite Radio Inc.

10.9/\* Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and DIRECTV, INC.

10.10/\* Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communication, Inc.

10.11/\* Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and TCM, LLC.

10.12/\ Agreement, dated as of July 16, 1999 between XM Satellite Radio Holdings Inc. and Gary Parsons.

10.13/\ Employment Agreement, dated as of June 1, 1998, between XM Satellite Radio Holdings Inc. and Hugh Panero.

10.14/\        Letter Agreement with Lee Abrams dated May 22, 1998.

10.15/\        Letter Agreement with Stelios Patsiokas dated September 14, 1998

10.16/\        Letter Agreement with Heinz Stubblefield dated May 22, 1998.

10.17/\ Form of Indemnification Agreement between XM Satellite Radio Holdings Inc. and each of its directors and executive officers.

10.18/\ 1998 Shares Award Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8, File No. 333-92049).

10.19/\        Form of Employee Non-Qualified Stock Option Agreement.

10.20/\* Firm Fixed Price Contract #001 between XM Satellite Radio Inc. and the Fraunhofer Gesellschaft zur Foderung Der angewandten Forschung e.V., dated July 16, 1999.

10.21/\* Contract for Engineering and Construction of Terrestrial Repeater Network System by and between XM Satellite Radio Inc. and LCC International, Inc., dated August 18, 1999.

10.22 Employee Stock Purchase Plan (Incorporated by reference to the Registrant's Registration Statement on Form S-8, File No. 333-92049).

10.23/\ Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999.

10.24/\ Non-Qualified Stock Option Agreement between Hugh Panero and XM Satellite Radio Holdings Inc., dated July 1, 1998, as amended.

10.25/\        Form of Director Non-Qualified Stock Option Agreement.

10.26/\ Lease between Consortium One Eckington, L.L.C. and XM Satellite Radio Inc., dated September 29, 1999

10.27/\/\      Letter Agreement with Stephen Cook dated January 12, 1999

10.28/\/\/\**  Contract for the Design, Development and Purchase of Terrestrial
               Repeater Equipment by and between XM Satellite Radio Inc. and Hughes Electronics Corporation, dated February 14, 2000.

10.29** Joint Development Agreement , dated February 16, 2000, between XM Satellite Radio Inc. and Sirius Satellite Radio Inc.

21.1/\/\       Subsidiaries of XM Satellite Radio Holdings Inc.

27.1           Financial Data Schedule.

________________
/\ Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 333-83619.
/\/\ Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 333-93529.
/\/\/\ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 0-27441.
* Pursuant to the Commission's Order Granting Confidential Treatment under Rule 406 of the Securities Act of 1933, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.
** Certain portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with such text pursuant to our Application Requesting Confidential Treatment under Rule 24(b)-2 under the Securities Exchange Act of 1934.

(b)      Reports on Form 8-K.

         On February 25, 2000, we filed a Current Report on Form 8-K that contained audited, consolidated financial statements substantially the same as those contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-27441). The Company also filed certain other information with respect to its business and financial condition that the Company deemed of importance to its stockholders.

(c)       Exhibits:

          Exhibit 4.4 Warrant to purchase shares of XM Satellite Radio Holdings Inc.'s Class A common stock, dated February [16], 2000, issued to Sony Electronics, Inc.

          Exhibit 10.29 Joint Development Agreement , dated February 16, 2000, between XM Satellite Radio Inc. and Sirius Satellite Radio Inc.

          Exhibit 27.1  Financial Data Schedule

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         XM SATELLITE RADIO HOLDINGS INC.
                                  (Registrant)

May __, 2000             By: /s/ Heinz Stubblefield
                         --------------------------------------------
                         Heinz Stubblefield
                         Senior Vice President and Chief Financial Officer
                          (principal financial and accounting officer)