Form 10-Q
period 2000-06-30
XM SATELLITE RADIO HOLDINGS INC
filed 2000-08-11
CIK 1091530

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended June 30, 2000

                     Commission file number      000-27441


                       XM SATELLITE RADIO HOLDINGS INC.
                       --------------------------------
            (Exact name of registrant as specified in its charter)


               DELAWARE                               54-1878819
               -------------------------------------------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

                           1500 ECKINGTON PLACE NE,
                           WASHINGTON, DC 20002-2194
                           -------------------------
                   (Address of principal executive offices)
                                  (Zip code)


                                 202-380-4000
                                 ------------
             (Registrant's telephone number, including area code)

                        1250 23rd Street, NW, Suite 57
                             Washington, DC 20037
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X          No ____
--------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS A COMMON STOCK, $0.01 PAR VALUE                  32,250,244 SHARES
CLASS B COMMON STOCK, $0.01 PAR VALUE                  16,557,262 SHARES
-------------------------------------

  (Class)   (Outstanding as of June 30, 2000)

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)


                                     INDEX

Part I - Financial Information
                                                                                   Page
Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 2000 and for the period December 15, 1992
 (date of inception) to June 30, 2000............................................     1

Condensed Consolidated Balance Sheets as of December 31, 1999 and June 30,
 2000 (unaudited)................................................................     2

Unaudited Condensed Consolidated Statements of Cash Flows for the six
 months ended June 30, 1999 and 2000 and for the period December 15,
 1992 (date of inception) to June 30, 2000.......................................     3

Notes to Unaudited Condensed Consolidated Financial Statements...................     5

Management's Discussion and Analysis of Financial Condition and
 Results of Operations...........................................................     9

Part II - Other Information

Signatures

PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements

                                      XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)

                                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                Three-Month and Six-Month Periods ended June 30, 1999 and 2000, and for the period from December 15, 1992 (date of inception) to June 30, 2000

                                                           Three Months ended      Six Months ended           December 15, 1992
                                                                 June 30,              June 30,              (date of  inception)

                                                               1999        2000       1999       2000           to June 30, 2000
                                                               ----        ----       ----       ----           ----------------
                                                                                (in thousands, except share data)
Revenue..............................................    $       --    $        --  $       --    $       --      $       --
                                                         ----------    -----------  ----------    ----------      ----------
Operating expenses:
  Research and development...........................           630            219       1,378         4,739          15,954
  Professional fees..................................         1,263          5,193       2,560        10,787          27,088
  General and administrative.........................         2,127          8,525       4,503        15,300          35,777
                                                         ----------    -----------  ----------    ----------      ----------

   Total operating expenses..........................         4,020         13,937       8,441        30,826          78,819
                                                         ----------    -----------  ----------    ----------      ----------

   Operating loss....................................        (4,020)       (13,937)     (8,441)      (30,826)       ( 78,819)
Other income (expense) --interest income
 (expense), net......................................            21          8,849          76        12,999           6,269
                                                         ----------    -----------  ----------    ----------      ----------

   Net loss..........................................    $   (3,999)   $    (5,088) $   (8,365)   $  (17,827)     $  (72,550)
                                                         ==========    ===========  ==========    ==========      ==========
 Preferred stock dividend requirement................            --         (2,171)         --        (3,643)             --

 Net loss attributable to common stockholders........    $   (3,999)   $    (7,259) $   (8,365)   $  (21,470)    $   (72,550)
                                                         ==========    ===========  ==========    ==========     ===========
Net loss per share:
 Basic and diluted...................................    $    (0.60)   $     (0.15) $    (1.25)   $    (0.45)
                                                         ==========    ===========  ==========   ===========
Weighted average shares used in
  computing net loss per share-basic
  and diluted                                             6,689,250     48,735,802   6,689,250    48,033,191
                                                         ==========    ===========  ==========    ==========

                                      XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                                                (A Development Stage Company)
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                             December 31, 1999 and June 30, 2000

                                                                                                          December 31,   June 30,
                                                                                                              1999         2000
                                                                                                            --------   ----------

                                                                                                                       (unaudited)
                                                                                                 (in thousands, except share data)
ASSETS
Current assets:
 Cash and cash equivalents............................................................................      $ 50,698      267,372
  Short-term investments..............................................................................        69,472           --
  Restricted investments..............................................................................            --       93,415
  Prepaid and other current assets....................................................................         1,077        1,390
                                                                                                            --------   ----------

   Total current assets...............................................................................       121,247      362,177
Other assets:
 Restricted investments, net of current portion.......................................................            --       81,208
 System under construction............................................................................       362,358      579,981
 Property and equipment, net..........................................................................         2,551       24,783
 Goodwill and intangibles, net........................................................................        25,380       24,694
 Other assets, net....................................................................................         3,653       13,762
                                                                                                            --------   ----------

   Total assets.......................................................................................      $515,189   $1,086,605
                                                                                                            ========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.....................................................................................        23,338   $   39,438
 Accrued expenses.....................................................................................         1,514        1,359
 Due to related parties...............................................................................            62           84
 Accrued interest on senior secured notes.............................................................            --       13,271
 Royalty payable......................................................................................         1,646        2,296
 Deferred lease benefit...............................................................................             -          760
                                                                                                            --------   ----------

   Total current liabilities..........................................................................        26,560       57,208

Senior secured notes..................................................................................            --      261,171
Royalty payable, net of current portion...............................................................         3,400        2,800
Deferred lease benefit, net of current portion  ......................................................            --        3,041
Capital lease, net of current portion.................................................................           212          168
                                                                                                            --------   ----------

   Total liabilities..................................................................................        30,172      324,388
                                                                                                            --------   ----------

Stockholders' equity:
 Series A convertible preferred stock, par value $0.01; 15,000,000 shares authorized,
   10,786,504 shares issued and outstanding at December 31, 1999 and June 30, 2000....................           108          108
 Series B convertible redeemable preferred stock, par value $0.01 (liquidation preference of $100,000,000); 3,000,000 shares authorized, no shares and 2,000,000 shares issued
   and outstanding at December 31, 1999 and June 30, 2000, respectively...............................            --           20
 Class A common stock, par value $0.01; 180,000,000 shares authorized,
   26,465,333 shares and 32,250,244 shares issued and outstanding at December 31, 1999,
   and June 30, 2000, respectively....................................................................           265          323
 Class B common stock, par value $0.01; 30,000,000 shares authorized,
   17,872,176 and 16,557,262 shares issued and outstanding at December 31, 1999 and
   June 30, 2000, respectively........................................................................           179          166
 Class C common stock, par value $0.01; 30,000,000 shares authorized, no shares
   issued and outstanding at December 31, 1999 and June 30, 2000, respectively........................            --           --
   Additional paid-in capital.........................................................................       539,187      834,150
 Deficit accumulated during development stage.........................................................       (54,722)     (72,550)
                                                                                                            --------   ----------

   Total stockholders' equity.........................................................................       485,017      762,217
                                                                                                            --------   ----------

Commitments and contingencies
   Total liabilities and stockholders' equity.........................................................      $515,189   $1,086,605
                                                                                                            ========   ==========

See accompanying notes to unaudited condensed consolidated financial statements.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six-Month Period ended June 30, 1999 and 2000, and for the period from
            December 15, 1992 (date of inception) to June 30, 2000

                                                                                   Six Months ended              December 15, 1992
                                                                                       June 30,               (date of inception) to
                                                                                  1999          2000               June 30, 2000
                                                                                  ----          ----               -------------

                                                                                           (in thousands)
Cash flows from operating activities:
  Net loss...................................................................   $ (8,365)      $ (17,827)           $ (72,550)
  Adjustments to reconcile net loss to net
    Cash used in operating activities:
    Depreciation and amortization............................................        127           1,014                2,581
    Amortization of deferred financing fees..................................         --              --                  509
    Non-cash stock compensation..............................................         --           2,258                6,468
    Non-cash charge for beneficial conversion feature of  note
    issued to Parent.........................................................         --              --                5,520
    Changes in operating assets and liabilities:
      (Increase) decrease in prepaid and other current assets................         80            (313)              (1,390)
      (Increase) decrease in other assets....................................         21              --                 (416)
      Increase in accounts payable and
       accrued expenses......................................................       (858)          8,554               22,778
      Increase (decrease) in amounts due to related
      parties................................................................      4,994              21                   83
                                                                                --------       ---------            ---------

       Net cash used in operating activities.................................     (4,001)         (6,293)             (36,417)
                                                                                --------       ---------            ---------

Cash flows from investing activities:
    Purchase of property and equipment.......................................       (279)        (18,814)             (21,326)
    Additions to system under construction...................................    (18,367)       (191,319)            (487,688)
    Net Purchase/Maturity of short-term investments..........................         --          69,471                   --
    Purchase of restricted investments.......................................         --        (125,863)            (125,863)
    Other investing activities...............................................         --         (54,250)             (54,250)
                                                                                --------       ---------            ---------

          Net cash used in investing activities..............................    (18,646)       (320,775)            (689,127)
                                                                                --------       ---------            ---------

Cash flows from financing activities:
 Proceeds from sale of common stock and
  capital contribution.......................................................     22,967         229,225              256,306
  Proceeds from issuance of Series B convertible redeemable preferred
   stock.....................................................................         --               -               96,499
  Proceeds from issuance of convertible notes payable to related party.......         --              --              148,939
 Proceeds from issuance of options...........................................         --           1,500
 Proceeds from issuance of Series A convertible notes........................         --              --              250,000
 Proceeds from issuance of 14% Senior Secured Notes
  and Warrants...............................................................         --         322,898              322,898
 Repayments of loans payable to related party................................         --              --              (75,000)
 Payments for deferred financing costs.......................................       (455)         (8,381)              (8,227)
 Other net financing activities..............................................        (12)             --                   --
                                                                                --------       ---------            ---------

   Net cash provided by financing activities.................................     22,500         543,742              992,915
                                                                                --------       ---------            ---------

   Net increase (decrease) in cash and cash equivalents......................       (147)        216,674              267,372
                                                                                --------       ---------            ---------

Cash and cash equivalents at beginning of period.............................        310          50,698                   --
Cash and cash equivalents at end of period...................................   $    163       $ 267,372            $ 267,372
                                                                                ========       =========            =========

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      Three Months ended March 31, 1999 and 2000, and for the period from
            December 15, 1992 (date of inception) to June 30, 2000

                                                                                Six Months        December 15, 1992
                                                                              ended June 30,    (date of inception) to
                                                                   1999           2000              June 30, 2000
                                                                   ----           ----              -------------
                                                                       (in thousands)
Supplemental cash flow disclosure:
 Increase in FCC license, goodwill and intangibles..............  $    --        $    --               $ 51,624
  Liabilities exchanged for convertible note to Parent..........    4,601             --                 81,676
 Accrued expenses transferred to loan balance...................    7,405             --                     --
 Non-cash interest capitalized..................................    8,201         15,499                 44,386
  Accrued system milestone payments.............................   81,167         26,699                 26,699
  Property acquired through capital lease.......................      431             --                    470
  Conversion of debt to equity..................................       --             --                363,815
  Use of deposit for terrestrial repeater contract..............       --          3,422                     --

See accompanying notes to unaudited condensed consolidated financial statements.

              XM SATELILITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Holdings Inc. and subsidiaries, a development stage entity, as of June 30, 2000, and the results of operations for the three and six months ended June 30, 1999 and 2000 and the period from December 15, 1992 (date of inception) through June 30, 2000 and the cash flows for the six months ended June 30, 1999 and 2000 and the period from December 15, 1992 (date of inception) through June 30, 2000. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company included in the Company's filings with the Securities and Exchange Commission.

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

(4)  Restricted Investments

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Restricted investments consist of fixed income securities and are stated at amortized costs plus accrued interest income. The securities included in restricted investments are $125.9 million of US Treasury strips restricted to provide for the first six scheduled interest payments on the Company's 14% Senior Secured Notes due 2010, which are classified as held-to-maturity securities under the provision of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and $48.8 million in money market funds for scheduled milestone payments under the Hughes Electronics Corporation contract.

(5)  Reclassifications

Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

(6)  Commitments and Contingencies

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

 (c)   Technical Services

 Effective January 1, 1998, the Company entered into agreements with Motient and WorldSpace Management Corporation ("WorldSpace MC"), an affiliate of WSI, in which Motient and WorldSpace MC would provide technical support in areas related to the development of a DARS system. Payments for services provided under these agreements are made based on negotiated hourly rates. These agreements may be terminated by the parties on or after the date of the commencement of commercial operation following the launch of the Company's first satellite. There are no minimum services purchase requirements. The Company incurred costs of $84,000 and $65,000 under its agreement with Motient and no costs were incurred under its agreement with WorldSpace MC during the quarter ended June 30, 2000 and 1999, respectively.

 (d)   Technology Licenses

 Effective January 1, 1998, XMSR entered into a technology licensing agreement with Motient and WorldSpace MC by which as compensation for certain licensed technology currently under development to be used in the XM Radio system, XMSR will pay up to $14,300,000 to WorldSpace MC over a ten-year period. As of June 30, 2000, XMSR incurred costs of $6,696,000 payable to WorldSpace MC. Any additional amounts to be incurred under this agreement are dependent upon further development of the technology, which is at XMSR's option. No liability exists to Motient or WorldSpace MC should such developments prove unsuccessful. The Company maintains an accrual of $5,096,000 payable to WorldSpace MC, for quarterly royalty payments to be made. In addition, XMSR agreed to pay 1.2 percent of quarterly net revenues to WorldSpace MC and a royalty of $0.30 per chipset, payable to WorldSpace MC, for equipment manufactured using certain source encoding and decoding signals technology.

 (e)   Satellite Contract

               XM SATELITTE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


 During the first half of 1999, the Company and Hughes Space and Communications, Inc. ("Hughes") amended the satellite contract to construct and launch the Company's satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. The Company expects to incur total payment obligations under this contract of approximately $541,300,000, which includes amounts the Company expects to pay pursuant to the exercise of the option to build the ground spare satellite and certain financing costs and in-orbit incentive payments. On June 27, 2000, the Company exercised this option. As of June 30, 2000, the Company had paid $350,820,000 under the Satellite contract with Hughes and had accrued $2,000,000.

 (f)   Terrestrial Repeater System Contracts

 In August 1999, the Company signed a contract with LCC International, Inc., a related party, calling for payments of approximately $115,000,000 for engineering and site preparation. As of June 30, 2000, the Company has paid $13,956,000 under this contract, and accrued an additional $13,743,000. The Company also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters. Payments under this contract are expected to be approximately $128,000,000. As of June 30, 2000, the Company had paid $12,500,000 under this contract, and accrued an additional $68,000.

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

 (h)   Sony Warrant

 In February 2000, the Company issued a warrant to Sony exercisable for shares of the Company's Class A common stock. The warrant will vest at the time that the Company attains its millionth customer, and the number of shares underlying the warrant will be determined by the percentage of XM Radios that have a Sony brand name

               XM SATELITTE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


 as of the vesting date. If Sony achieves its maximum performance target, it will receive 2% of the total number of shares of the Company's Class A common stock on a fully-diluted basis upon exercise of the warrant. The exercise price of the Sony warrant will equal 105% of fair market value of the Class A common stock on the vesting date, determined based upon the 20-day trailing average.

 (i)   Prior Litigation

 On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against the Company in the United States District Court for the Southern District of New York, alleging that the Company was infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought money damages to the extent the Company manufactured, used or sold any product or method claimed in their patents and injunctive relief. On February 16, 2000, this suit was resolved in accordance with the terms of a joint development agreement between the Company and Sirius Radio and both companies agreed to cross-license their respective property. However, if this agreement is terminated before the value of the license has been determined due to the Company's failure to perform a material covenant or obligation, then this suit could be refiled.

 (j)   Preferred Stock Dividend

 On May 1, 2000, the Company paid its regular quarterly dividend on its 8.25% Series B convertible redeemable preferred stock. The dividend was paid in shares of Class A common stock and 62,318 shares of Class A common stock were issued to the holders of record on April 12, 2000.

(7) Subsequent Events

 (a) Issuance of  Series C Convertible Redeemable Preferred Stock

 On July 7, 2000, the Company reached an agreement for a private offering of 235,000 shares of its Series C convertible redeemable preferred stock for $1,000.00 per share, which closed on August 8, 2000 and yielded net proceeds of approximately $227,000,000. The Series C convertible redeemable preferred stock provides for 8.25% cumulative dividends payable in cash. The Series C convertible redeemable preferred stock is convertible, at the holders' option, into Class A common stock at the conversion price then in effect. Currently, the conversion price is $26.50. The Series C convertible redeemable preferred stock may be redeemed beginning on February 8, 2005 in cash or, at the holder's option, in Class A Common Stock. The Company must redeem the Series C convertible redeemable preferred stock in Class A common stock on February 1, 2012. The Company expects to record a $123.0 million beneficial conversion charge that will reduce earnings available to common stockholders. The issuance of the Series C preferred stock caused the exercise price of the warrants sold in March 2000 to be adjusted to $47.94.

 (b) Preferred Stock Dividend on Series B Convertible Redeemable Preferred Stock

 On July 7, 2000, the Company announced its regular quarterly dividend on its 8.25% Series B convertible redeemable preferred stock, which was paid on August 1, 2000. The dividend was paid in shares of Class A common stock and 57,114 shares of Class A common stock was issued to the holders of record on July 21, 2000. The net loss attributable to common stockholders reflects the accrual and payments of the dividend to the preferred stockholders as of June 30, 2000.

 (c) Application for Change of Control

 On July 14, 2000, the Company filed an application with the FCC to allow the Company to transfer its control from Motient to a diffuse group of owners, none of whom will have controlling interest. This application is pending with the FCC. If the application is granted, Motient would still retain its Board of Directors membership but would no longer have the right to elect a majority of the Company's Board of Directors.

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

   In the first and second quarters of 2000, we completed:

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

   Subsequent to the second quarter of 2000, we completed a private placement of 235,000 shares of our Series C convertible redeemable preferred stock for $1,000.00 per share, which yielded net proceeds of approximately $227,000,000. The Company expects to record a $123.0 million beneficial convertible charge that will reduce earnings available to common stockholders.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared With Three Months Ended June 30, 1999

Research and Development. Research and development expenses decreased to approximately $0.2 million for the three months ended June 30, 2000, compared with approximately $0.6 million for the three months ended June 30, 1999. The decrease in the research and development expenses primarily resulted from the completion of some of our system technology development during the second quarter of 2000.

Professional Fees. Professional fees increased to approximately $5.2 million for the three months ended June 30, 2000, compared with $1.3 million for the three months ended June 30, 1999. The increase primarily reflects additional legal, regulatory and marketing expenses as we engaged more consultants, including incurring $3.2 million for enterprise information technology consultants. We expect the professional fees to trend upward as we continue to evaluate the system alternatives and develop market strategies.

General and Administrative. General and administrative expenses increased to $8.5 million for the three months ended June 30, 2000, compared with $2.1 million for the three months ended June 30, 1999. The increase reflects increased headcount and facilities expenses. We have granted certain key executives stock options and incurred a non-cash compensation charge of approximately $1.6 million in the second quarter of 2000 primarily for performance-based stock options. We will continue to incur quarterly non-cash compensation charges over the vesting period depending on the market value of our Class A common stock at the end of the quarter. We also continued the amortization of goodwill and other intangibles during the second quarter of 2000. We anticipate general and administrative expenses to continue to increase through commercial operations.

Interest Income. Interest income increased to $8.9 million for the three months ended June 30, 2000, compared to the three months ended June 30, 1999, which was insignificant. The increase was the result of higher average balances of cash and cash equivalents during the three months ended June 30, 2000, which exceeded expenditures for satellite and launch vehicle construction, other capital expenditures and operating expenses.

Interest Expense. We capitalized interest costs of $13.3 million and $4.0 million associated with our FCC license and the XM Radio system during the three months ended June 30, 2000 and 1999, respectively. The increase was the result of incurrence of new debt during the first quarter.

Net Loss. The net loss for the three-month periods ended June 30, 2000 and 1999 was $5.1 million and $4.0 million, respectively. The increase in net losses for the three months ended June 30, 2000, compared with the three months ended June 30, 1999, reflects additional general and administration expenses, primarily due to increased headcount and facility expenses in preparation for commercial operations and the amortization of goodwill and intangibles.

Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999

Research and Development. Research and development expenses increased to approximately $4.7 million for the six months ended June 30, 2000, compared with approximately $1.4 million for the six months ended June 30, 1999. The increase in the research and development expenses primarily resulted from the accelerated development of some of our system technology during the first half of 2000.

Professional Fees. Professional fees increased to approximately $10.8 million for the six months ended June 30, 2000, compared with $2.6 million for the six months ended June 30, 1999. The increase primarily reflects additional legal, regulatory and marketing expenses as we engaged more consultants, including incurring $5.6 million for enterprise information technology consultants. We expect the professional fees to trend upward as we continue to evaluate the system alternatives and develop market strategies.

General and Administrative. General and administrative expenses increased to $15.3 million for the six months ended June 30, 2000, compared with $4.5 million for the six months ended June 30, 1999. The increase reflects increased headcount and facilities expenses. We have granted certain key executives stock options and incurred a non-cash compensation charge of approximately $2.3 million in the first half of 2000 primarily for performance-based stock options. We will continue to incur quarterly non-cash compensation charges over the vesting period depending on the market value of our Class A common stock at the end of the quarter. We also continued the amortization of goodwill and other intangibles during the first half of 2000. We anticipate general and administrative expenses to continue to increase through commercial operations.

Interest Income. Interest income increased to $13.0 million for the six months ended June 30, 2000, compared with $0.1 million for the six months ended June 30, 1999. The increase was the result of higher average balances of cash and cash equivalents during the six months ended June 30, 2000, due to the proceeds from the private placement of 14% senior secured notes and warrants and the public offering of Class A common stock and Series B convertible redeemable preferred stock, both in the first half of 2000, which exceeded expenditures for satellite and launch vehicle construction, other capital expenditures and operating expenses.

Interest Expense. We capitalized interest costs of $15.5 million and $8.6 million associated with our FCC license and the XM Radio system during the six months ended June 30, 2000 and 1999, respectively. The increase was the result of incurrence of new debt during the first quarter.

Net Loss. The net loss for the six-month periods ended June 30, 2000 and 1999 was $17.8 million and $8.4 million, respectively. The increase in net losses for the six months ended June 30, 2000, compared with the six months ended June 30 , 1999, reflects an increase in research and development expenses and additional general and administration expenses, primarily due to increased headcount and facility expenses in preparation for commercial operations and the amortization of goodwill and intangibles.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, we had a total of cash and cash equivalents of $267.4 million and working capital of $305.0 million, compared with cash, cash equivalents and short-term investments of $120.2 million and working capital of $94.7 million at December 31, 1999. The increases in the respective balances are due primarily to the proceeds from the issuance of Series B convertible redeemable preferred stock, which yielded net proceeds of $96.5 million, a concurrent follow-on offering of Class A common stock, which yielded net proceeds of $132.1 million, and a private placement of 14% senior secured notes and warrants, which yielded net proceeds of $191.3 million, which in the aggregate, exceeded capital expenditures and operating expenses for the six months ended June 30, 2000.

Funds Required for XM Radio Through Commencement of Commercial Operations

We estimate that we will require approximately $1.1 billion to develop and implement the XM Radio system from inception through the commencement of commercial operations, targeted for the second quarter of 2001. Since inception, we have raised an aggregate of $1.1 billion, net of expenses, interest reserve and repayment of debt. These funds are expected to be sufficient, in the absence of additional financing, to cover funding needs until the commencement of commercial operations.

Sources of Funds

To date, we have raised approximately $1.1 billion of net proceeds, net of expenses, interest reserve and repayment of debt. These funds have been used to acquire our FCC license, make required payments for our system; including the satellites, terrestrial repeater system, and ground networks, and for working capital and operating expenses.

   In the first and second quarter of 2000, we completed:

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

Subsequent to the second quarter of 2000, we closed a private offering of 235,000 shares of our Series C convertible redeemable preferred stock, which yielded net proceeds of approximately $227.0 million. The Company expects to record a $123.0 million beneficial convertible charge that will reduce earnings available to common stockholders. The issuance of the Series C preferred stock caused the exercise price of the warrants sold in March 2000 to be adjusted to $47.94.

Uses of Funds

Of the approximately $1.1 billion of funds to be used through commencement of commercial operations, an estimated $569.4 million are expected to be incurred under contracts presently in place and for our FCC license, which has already been paid for in full. Total capital expenditures from inception to June 30, 2000 totaled $509.0 million.

Satellite Contract. Under our satellite contract, Hughes will deliver two satellites in orbit and complete construction of a ground spare satellite. Hughes will also provide ground equipment and software to be used in the XM Radio system and certain launch and operations support services. We expect that by commencement of commercial operations in the second quarter of 2001, we will have had to pay an aggregate amount of approximately $472.6 million for these items and for Hughes to complete the ground spare satellite. This amount does not include incentive payments, which will depend in part on projected satellite performance at the acceptance date. Such payments could total up to an additional $68.7 million over the useful lives of the satellites. As of June 30, 2000, we had paid approximately $350.8 million under our satellite contract and have recognized an additional $2.0 million in accrued milestone payments.

Launch Insurance. Based on current industry estimates, we expect that launch insurance for both satellites will cost approximately $50.0 million. As of June 30, 2000, we had not incurred any costs with respect to launch insurance.

Terrestrial Repeater System. Based on the current design of the XM Radio system and existing contracts, we estimate that through our expected commencement of operations in the second quarter of 2001 we will incur aggregate costs of approximately $263.3 million for a terrestrial repeater system. We expect these costs to cover the capital cost of the design, development and installation of a system of terrestrial repeaters to cover approximately 70 cities and metropolitan areas. As of June 30, 2000, we had incurred costs with respect to the terrestrial repeater buildout of $24.2 million which we paid. In August 1999, we signed a contract with LCC International, Inc., related party, calling for payments of approximately $115.0 million for engineering and site preparation. As of June 30, 2000, we had paid $13.9 million under this contract and accrued an additional $13.7 million. We also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters. Payments under this contract are expected to be approximately $128.0 million. As of June 30, 2000, we had paid $12.5 million under this contract, and accrued an additional $0.1 million.

Ground Segment. Based on the design of the XM Radio system, available research and existing contracts, we expect to incur aggregate ground segment costs through the expected commencement of operations in the second quarter of 2001 of approximately $65.9 million. We expect these costs will cover the satellite control facilities, programming production studios and various other equipment and facilities. As of June 30, 2000, we had incurred $21.9 million with respect to the ground segment.

FCC License. In October 1997, we received one of two satellite radio licenses issued by the FCC. We have paid approximately $90.0 million for this license, including the initial bid right. There are no further payments required relating to the license.

Operating Expenses and Working Capital Requirements. In addition to the above capital needs, we will require funds for working capital, operating expenses and royalty payments currently estimated to be approximately $138.3 million through targeted commercial launch in the second quarter of 2001. From inception through June 30, 2000, we have incurred total expenses of $72.6 million. Total cash used in operating activities was $36.4 million. The difference between the loss incurred to date and cash used in operations is principally due to $5.5 million beneficial conversion charge, $6.5 million non- cash stock compensation charge and $22.8 million in accounts payable and accrued expenses.

Joint Development Agreement Funding Requirements. We may require additional funds to pay license fees or make contributions towards the development of the technologies used to develop a unified standard for satellite radios under our joint development agreement with Sirius Radio. Each party is obligated to fund one half of the development cost for such technologies. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts of these fees or credits will be determined over time by agreement of the parties or by arbitration. We cannot predict at this time the amount of license fees or contribution payable by us or Sirius Radio or the size of the credits to us and Sirius Radio from the use of the other's technology. This may require significant additional capital.

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

We currently expect to satisfy our funding requirements for the period following commencement of commercial operations by selling debt or equity securities and by obtaining loans or other credit lines from banks or other financial institutions. In addition, we plan to raise funds through vendor financing arrangements associated with our terrestrial repeater project. If we are successful in raising additional financing, we anticipate that a significant portion of the financing will consist of debt. We are actively considering possible financings, and because of our substantial capital needs we may consummate one or more financings at any time.

We may not be able to raise any funds or obtain loans on favorable terms or at all. Our ability to obtain the required financing depends on several factors, including future market conditions; our success or lack of success in developing, implementing and marketing our satellite radio service; our future creditworthiness; and restrictions contained in agreements with our investors or lenders. If we fail to obtain any necessary financing on a timely basis, a number of adverse effects could occur. We could default on our commitments to creditors or others and may have to discontinue operations or seek a purchaser for our business or assets.

Recent Accounting Pronouncement

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"). FIN 44 further defines the accounting consequences of various modifications to the terms of a previously fixed stock option or award under APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 becomes effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. In July 1999, the Company repriced 818,339 options and FIN 44 requires that these options be accounted for as variable from July 1, 2000 until the date the award is exercised, is forfeited, or expires unexercised. For those options that have vested as of July 1, 2000, compensation cost is recognized only to the extent that the exercise price exceeds the stock price on July 1, 2000. For those options that have not vested as of July 1, 2000, the portion of the award's intrinsic value measured at July 1, 2000 is recognized over the remaining vesting period. Additional compensation cost is measured for the full amount of any increases in stock price after the effective date and is recognized over the remaining vesting period. Any adjustment to compensation cost for further changes in the stock price after the award vests is recognized immediately. The effects of implementing FIN 44 may require the Company to recognize additional non-cash compensation commencing in the third quarter of 2000.

Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2000, we do not have any derivative financial instruments and do not intend to use derivatives. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. Our long-term debt includes a fixed interest rate and the fair market value of the debt is sensitive to changes in interest rates. We run the risk that market rates will decline and the required payments will exceed those based on current market rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. Additionally, we believe that our exposure to interest rate risk is not material to our results of operations.

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

Item 2: Changes in Securities and Use of Proceeds

        On August 8, 2000, we completed a private placement of 235,000 shares of Series C convertible redeemable preferred stock, which yielded gross proceeds of $235,000,000, or net proceeds of approximately $227,000,000 after expenses. The Series C preferred stock is convertible, at the holders' option, into Class A common stock at the conversion price then in effect. Currently, the conversion price is $26.50. The Series C convertible redeemable preferred stock may be redeemed beginning on February 8, 2005 in cash or, at the holder's option, in Class A Common Stock. The Company must redeem the Series C convertible redeemable preferred stock in Class A common stock on February 1, 2012. This sale was exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

Item 4: Submission of Matters to a Vote of Security Holders.

        None.


Item 5  Other information.

        Motient Corporation (formerly American Mobile Satellite Corporation) is our controlling stockholder. Motient has certain rights regarding the election of persons to serve on our board of directors and as of the date of this report, holds approximately 55% of the voting power of XM Satellite Radio Holdings, or 46% giving effect to the conversion of all of our outstanding common stock equivalents. Motient cannot relinquish its position as our controlling shareholder, its right to designate a majority of our directors or hold less than 40% of our voting power without obtaining the prior approval of the FCC.

        On July 14, 2000, the Company filed an application with the FCC to allow the Company to transfer its control from Motient to a diffuse group of owners, none of whom will have controlling interest. This application is pending with the FCC. If the application is granted, Motient would still retain its Board of Directors membership but would no longer have the right to elect a majority of the Company's Board of Directors.

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

 4.4 Warrant to purchase shares of XM Satellite Radio Holdings Inc.'s Class A common stock, dated February 9, 2000, issued to Sony Electronics, Inc. (incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000).

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

10.7/\* Amended and Restated Agreement by and between XM Satellite Radio, Inc. and STMicroelectronics Srl, dated September 27, 1999.

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

10.22 Employee Stock Purchase Plan (Incorporated by reference to the Registrant's Registration Statement on Form S-8, File No. 333-42590, filed with the SEC on July 28, 2000).

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

10.24/\ Non-Qualified Stock Option Agreement between Hugh Panero and XM Satellite Radio Holdings Inc., dated July 1, 1998, as amended.

10.25/\      Form of Director Non-Qualified Stock Option Agreement.

10.26/\ Lease between Consortium One Eckington, L.L.C. and XM Satellite Radio Inc., dated September 29, 1999

10.27/\/\    Letter Agreement with Stephen Cook dated January 12, 1999

10.28/\/\/\* Contract for the Design, Development and Purchase of Terrestrial
             Repeater Equipment by and between XM Satellite Radio Inc. and Hughes Electronics Corporation, dated February 14, 2000.

10.29* Joint Development Agreement , dated February 16, 2000, between XM Satellite Radio Inc. and Sirius Satellite Radio Inc. (incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000)

21.1/\/\ Subsidiaries of XM Satellite Radio Holdings Inc.

27.1     Financial Data Schedule.

------------------
/\ Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 333-83619.
/\/\ Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 333-93529.
/\/\/\ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 0-27441.
* Pursuant to the Commission's Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

(b)  Reports on Form 8-K.

     On July 14, 2000, we filed a Current Report on Form 8-K that reported the issuance of a press release announcing our receipt of commitments to purchase $235 million of a new series of preferred stock. The Company filed the press release as an exhibit.

(c)  Exhibits:

     Exhibit 27.1  Financial Data Schedule

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              XM SATELLITE RADIO HOLDINGS INC.
                                   (Registrant)

      August 11, 2000         By: /s/ Heinz Stubblefield
                              ________________________________
                              Heinz Stubblefield
                              Senior Vice President and Chief Financial Officer
                              (principal financial and accounting officer)