Form 10-Q
period 2001-03-31
XM SATELLITE RADIO HOLDINGS INC
filed 2001-05-11
CIK 1091530

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2001


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

                           1500 ECKINGTON PLACE, NE
                           WASHINGTON, DC 20002-2194
                           -------------------------
                   (Address of principal executive offices)
                                  (Zip code)

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

Yes    X          No
---------------------------

                            XM SATELLITE RADIO INC.
                            ----------------------
            (Exact name of registrant as specified in its charter)

                  Commission file number           333-39178

                  DELAWARE                         52-1805102
                  -------------------------------------------
            (State or other jurisdiction of      (I.R.S. Employer
             incorporation or organization)     Identification No.)

                            1500 ECKINGTON PLACE, NE
                            WASHINGTON, DC 20002-2194
                            -------------------------
                   (Address of principal executive offices)
                                  (Zip code)

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

Yes    X          No
---------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)                                      (Outstanding as of  March 31, 2001)
                       XM SATELLITE RADIO HOLDINGS INC.
                       --------------------------------

CLASS A COMMON STOCK, $0.01 PAR VALUE                          44,339,664 SHARES
CLASS B COMMON STOCK, $0.01 PAR VALUE                          13,905,019 SHARES
-------------------------------------

                            XM SATELLITE RADIO INC.
                            -----------------------
COMMON STOCK, $0.10 PAR VALUE                                         125 SHARES
                   (all of which are issued to XM Satellite Radio Holdings Inc.)

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

PART I   - FINANCIAL INFORMATION

                                                                                                              Page
Item 1.  Financial Statements

         XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

         Unaudited Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2000 and 2001 and for the period December 15, 1992 (date of inception) to
         March 31, 2001......................................................................................  1

         Condensed Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001
         (unaudited).........................................................................................  2

         Unaudited Condensed Consolidated Statements of Cash Flows for the three-month periods ended
         March 31, 2000 and 2001 and for the period December 15, 1992 (date of inception)
         to March 31, 2001...................................................................................  3

         Notes to Unaudited Condensed Consolidated Financial Statements......................................  5

         XM SATELLITE RADIO INC. AND SUBSIDIARIES

         Unaudited Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2000 and 2001 and for the period December 15, 1992 (date of inception) to
         March 31, 2001...................................................................................... 10

         Condensed Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001
         (unaudited)......................................................................................... 11

         Unaudited Condensed Consolidated Statements of Cash Flows for the three-month periods ended
         March 31, 2000 and 2001 and for the period December 15, 1992 (date of inception)
         to March 31, 2001................................................................................... 12

         Notes to Unaudited Condensed Consolidated Financial Statements...................................... 14


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............... 19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......................................... 25

PART II - OTHER INFORMATION

                                EXPLANATORY NOTE

This quarterly report is filed jointly by XM Satellite Radio Holdings Inc. ("Holdings") and XM Satellite Radio Inc. ("XM"). XM is a wholly-owned subsidiary of Holdings. Unless the context requires otherwise, the terms "we", "our" and "us" refer to Holdings and its subsidiaries. This report on Form 10-Q contains separate financial statements for each of Holdings and XM. The management's discussion and analysis section has been combined, focusing on the financial condition and results of operations of Holdings but including an explanation of any differences between the companies.

PART I:   FINANCIAL INFORMATION

Item 1:   Financial Statements

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A Development Stage Company)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      Three-Month Periods ended March 31,
              2000 and 2001 and for the period from December 15,
                  1992 (date of inception) to March 31, 2001



                                                                Three Months ended        December 15, 1992
                                                                    March 31,            (date of inception)
                                                                2000          2001        to March 31, 2001
                                                                ----          ----        -----------------
                                                               (in thousands, except share and per share data)
Revenue...................................................    $      --    $      --           $      --
                                                              ---------    ---------           ---------

Operating expenses:
   Research and development...............................        4,519        1,504              20,116
   Professional fees......................................        5,594        5,069              44,206
   General and administrative.............................        6,775       35,551             105,275
                                                              ---------    ---------           ---------

     Total operating expenses.............................       16,888       42,124             169,597
                                                              ---------    ---------           ---------

     Operating loss.......................................      (16,888)     (42,124)           (169,597)
Other income (expense):
    Interest income (expense), net........................        4,148        5,176              26,054
                                                              ---------    ---------           ---------

     Net loss.............................................    $ (12,740)   $ (36,948)          $(143,543)
                                                              =========    =========           =========


Series B preferred stock dividend requirement.............       (1,472)        (941)
Series C preferred stock dividend requirement.............           --       (4,847)
                                                              ---------    ---------


Net loss attributable to common stockholders..............    $ (14,212)   $ (42,736)
                                                              =========    =========

Net loss per share:
   Basic and diluted......................................    $   (0.30)   $   (0.80)
                                                              =========    =========


Weighted average shares used in computing net loss per share:
    Basic and diluted.....................................    47,195,963  53,254,778
                                                              ==========  ==========

See accompanying notes to unaudited condensed consolidated financial statements.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     December 31, 2000 and March 31, 2001

                                                                                         December 31,     March 31,
                                                                                             2000           2001
                                                                                             ----           ----
                                                                                                      (unaudited)
                                                                                               (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents.........................................................        $ 224,903     $311,518
  Restricted investments............................................................           95,277       44,957
  Prepaid and other current assets..................................................            8,815        8,329
                                                                                            ---------     --------

      Total current assets..........................................................          328,995      364,804

Other assets:
  Restricted investments, net of current portion....................................           65,889       94,508
  System under construction.........................................................          805,563      881,095
  Property and equipment, net.......................................................           59,505       67,223
  Goodwill and intangibles, net.....................................................           24,001       23,662
  Other assets, net.................................................................            9,265       13,406
                                                                                            ---------     --------

    Total assets....................................................................       $1,293,218   $1,444,698
                                                                                           ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................................           47,159     $ 44,197
  Accrued expenses..................................................................            4,030        3,748
  Due to related parties............................................................               63           63
  Accrued interest .................................................................           13,397        2,829
  Royalty payable...................................................................            2,565        2,765
                                                                                            ---------     --------

    Total current liabilities.......................................................           67,214       53,602

Senior secured notes................................................................          261,298      261,991
Convertible subordinated notes......................................................               --      125,000
Royalty payable, net of current portion.............................................            2,600        2,400
Capital lease, net of current portion...............................................            1,367        4,546
Other non-current liabilities.........................................................          4,787        5,387
                                                                                            ---------     --------

    Total liabilities...............................................................          337,266      452,926
                                                                                            ---------     --------

Stockholders' equity:
  Series A convertible preferred stock, par value $0.01 (liquidation preference of $102,688,000 at December 31, 2000 and March 31, 2001); 15,000,000
       shares authorized, 10,786,504 shares issued and outstanding at December
       31, 2000 and March 31, 2001.....................................................           108          108
  Series B convertible redeemable preferred stock, par value $0.01 (liquidation preference of $43,364,000 at December 31, 2000 and March 31, 2001); 3,000,000
       shares authorized, 867,289 shares issued and outstanding at December 31, 2000
       and March 31, 2001..............................................................             9            9
  Series C convertible redeemable preferred stock, par value $0.01 (liquidation preference of $244,277,000 and $249,124,000 at December 31, 2000 and
       March 31, 2001, respectively); 250,000 shares authorized, 235,000
       shares issued and outstanding at December 31, 2000 and March 31, 2001...........             2            2
  Class A common stock, par value $0.01; 180,000,000 shares authorized,
       34,073,994 shares and 44,339,664 shares issued and outstanding at December
       31, 2000, and March 31, 2001, respectively......................................           341          443
  Class B common stock, par value $0.01; 30,000,000 shares authorized,
       16,557,262 and 13,905,019 shares issued and outstanding at December 31, 2000
       and March 31, 2001, respectively................................................           166          139
  Class C common stock, par value $0.01; 30,000,000 shares authorized, no shares
       issued and outstanding at December 31, 2000 and March 31, 2001..................            --           --
  Additional paid-in capital...........................................................     1,061,921    1,134,614
  Deficit accumulated during development stage.........................................      (106,595)    (143,543)
                                                                                           ----------   ----------

    Total stockholders' equity.........................................................       955,952      991,772
                                                                                           ----------   ----------

Commitments and contingencies
  Total liabilities and stockholders' equity...........................................    $1,293,218   $1,444,698
                                                                                           ==========   ==========

See accompanying notes to unaudited condensed consolidated financial statements.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Three-Month Periods ended March 31, 2000 and 2001 and for the period from December 15, 1992 (date of inception) to March 31, 2001

                                                                           Three Months ended       December 15, 1992
                                                                                March 31,        (date of inception) to
                                                                           2000           2001        March 31, 2001
                                                                           ----           ----        --------------
                                                                                      (in thousands)
Cash flows from operating activities:
  Net loss...........................................................  $ (12,740)     $ (36,948)         $(143,543)
  Adjustments to reconcile net loss to net
   Cash used in operating activities:
   Depreciation and amortization.....................................        503          2,246              7,182
   Amortization of deferred financing fees...........................         --             --                972
   Non-cash stock compensation.......................................        658            452              7,405
   Non-cash charge for beneficial conversion feature of note
      issued to related party........................................         --             --              5,520
   Changes in operating assets and liabilities:
     Increase (decrease) in prepaid and other current assets.........       (123)           486             (8,329)
     Increase in other assets........................................         --             --             (1,086)
     Increase (decrease) in accounts payable and accrued expenses....      4,527         (7,103)            25,630
     Decrease in accrued interest ...................................        (36)            --                 --
     Increase (decrease) in amounts due to related parties...........         (1)            --                 63
                                                                       ----------     ---------          ---------

     Net cash used in operating activities...........................     (7,212)       (40,867)          (106,186)
                                                                       ----------     ----------         ----------

Cash flows from investing activities:
  Purchase of property and equipment.................................     (4,929)        (2,056)           (57,284)
  Additions to system under construction.............................    (62,422)       (62,648)          (794,957)
  Net purchase/maturity of short-term investments....................     69,472             --                 --
  Purchase/maturity of restricted investments........................   (123,416)        21,210            (85,128)
  Other investing activities.........................................    (18,493)       (21,892)           (55,788)
                                                                       ----------     ----------         ----------

     Net cash used in investing activities...........................   (139,788)       (65,386)          (993,157)
                                                                       ----------     ----------         ----------

Cash flows from financing activities:
  Proceeds from sale of common stock and capital contribution........    132,594         72,316            329,132
  Proceeds from issuance of Series B convertible redeemable
     preferred stock.................................................     96,499             --             96,472
  Proceeds from issuance of convertible notes payable to related
     party...........................................................         --             --            157,866
  Proceeds from issuance of options..................................         --             --              1,500
  Proceeds from issuance of Series A convertible preferred stock.....         --             --            250,000
  Proceeds from issuance of 14% senior secured notes and warrants....    322,889             --            322,889
  Proceeds from issuance of Series C convertible redeemable
     preferred stock.................................................         --             --            226,822
  Proceeds from issuance of 7.75% convertible subordinated notes.....         --        125,000            125,000
  Repayments of loans payable to related party.......................         --             --            (75,000)
  Payments for deferred financing costs..............................     (7,643)        (4,448)           (23,820)
                                                                       ----------     ----------         ----------

     Net cash provided by financing activities.......................    544,339        192,868          1,410,861
                                                                       ---------      ---------          ---------

     Net increase in cash and cash equivalents.......................    397,339         86,615            311,518

Cash and cash equivalents at beginning of period.....................     50,698        224,903                 --
                                                                       ---------      ---------          ---------

Cash and cash equivalents at end of period...........................  $ 448,037      $ 311,518          $ 311,518
                                                                       =========      =========          =========

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Three-Month Periods ended March 31, 2000 and 2001 and for the period from December 15, 1992 (date of inception) to March 31, 2001

                                                                         Three Months ended       December 15, 1992
                                                                               March 31,        (date of inception) to
                                                                         2000          2001         March 31, 2001
                                                                         ----          ----         --------------
                                                                                        (in thousands)
Supplemental cash flow disclosure:
  Increase in FCC license, goodwill and intangibles..................  $      --      $     --          $ 51,624
  Liabilities exchanged for convertible note to related party........         --            --            81,676
  Completed broadcast facilities ....................................         --         1,663             6,509
  Non-cash capitalized interest......................................      2,247        13,401            81,425
  Cash paid for interest.............................................         --        22,750            45,500
  Accrued system milestone payments..................................     23,854        33,934            33,934
  Property acquired through capital lease............................         --         4,280             6,438
  Conversion of debt to equity.......................................         --            --           353,315
  Use of deposit/escrow for terrestrial repeater contracts...........      3,422        22,390                --

See accompanying notes to unaudited condensed consolidated financial statements.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and Business

XM Satellite Radio Inc. ("XM") was incorporated on December 15, 1992 in the State of Delaware as a wholly owned subsidiary of Motient Corporation ("Motient"), formerly American Mobile Satellite Corporation, for the purpose of procuring a digital audio radio service ("DARS") license. Business activity for the period from December 15, 1992 through December 31, 1996 was insignificant. On May 16, 1997, Motient and WorldSpace, Inc. ("WSI") formed XM Satellite Radio Holdings Inc. ("Holdings") as a holding company for XM in connection with the construction, launch and operation of a domestic communications satellite system for the provision of DARS. Motient and WSI exchanged their respective interests in XM for equivalent interests in Holdings, which had no assets, liabilities or operations prior to the transaction.

(2)  Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of XM Satellite Radio Holdings Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. Holdings' management has devoted its time to the planning and organization of Holdings, obtaining its DARS license, conducting research and development programs, conducting market research, constructing the satellite and terrestrial repeater systems, securing manufacturers for its radios and obtaining retail distribution channels, securing adequate debt and equity capital for anticipated operations and growth and addressing regulatory matters. Holdings has not generated any revenues and planned principal operations have not commenced. Accordingly, Holdings' financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Holdings Inc. and its subsidiaries, a development stage entity, as of March 31, 2001, and the results of operations for the three-month periods ended March 31, 2000 and 2001 and the period from December 15, 1992 (date of inception) through March 31, 2001 and the cash flows for the three-month periods ended March 31, 2000 and 2001 and the period from December 15, 1992 (date of inception) through March 31, 2001. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of Holdings included in Holdings' filings with the Securities and Exchange Commission.

(3)  Net Income (Loss) Per Share

Holdings computes net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Holdings has presented historical basic and diluted net income (loss) per share in accordance with SFAS No. 128. As Holdings had a net loss in each of the periods presented, basic and diluted net income (loss) per share are the same.

(4)  Restricted Investments

Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest income. Holdings classifies restricted investments that will be used for operating commitments within the next twelve months as current assets and those restricted investments that will be used for either the construction of assets or to secure lease commitments as non-current assets. The securities included in restricted investments are $85.1 million of US Treasury strips restricted to provide for the remaining four of the first six scheduled interest payments on XM's 14 percent senior secured notes due 2010, which are classified as held-to-maturity securities under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, $49.4 million in

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

money market funds for scheduled milestone payments under the Hughes Electronics Corporation contract and $4.9 million in certificates of deposit to collateralize letters of credit required by facility leases and other secured credits. The second interest payment on XM's 14 percent senior secured notes of $22.75 million was paid on March 15, 2001.

(5) Systems Under Construction

Holdings is currently developing its DARS system. Costs related to the project are being capitalized to the extent that they have future benefits. As of March 31, 2001, amounts recorded as system under construction relate to costs incurred in obtaining a Federal Communications Commission ("FCC") license and approval as well as the system development. Depreciation and amortization of the system will be calculated using the straight-line method over the following estimated useful lives:

             License..............................   15 years
             Satellite system.....................   15 years
             Terrestrial system...................  5-10 years
             Spacecraft control facilities........  10-15 years
             Broadcast facilities.................   3-7 years
             Computer systems ....................   3-5 years




Amortization of the license will begin on commercial launch. Depreciation of Holdings' satellites will commence upon in-orbit delivery of the individual satellite. Depreciation of Holdings' ground stations will commence upon commercial launch.

(6)  Debt

On March 6, 2001, Holdings closed a public offering of $125.0 million of its
7.75 percent convertible subordinated notes due 2006, which yielded net proceeds of $120.7 million. The subordinated notes are convertible into shares of Holdings' Class A common stock at a conversion price of $12.23 per share.

(7)  Equity

     (a)   Approval for Change of Control

     On July 14, 2000, Holdings filed an application with the FCC to allow Holdings to transfer its control from Motient to a diffuse group of owners, none of whom will have controlling interest. On December 22, 2000, the application was approved by the FCC.

     On January 12, 2001, Motient converted 2,652,243 shares of the Company's Class B common stock into Class A common stock on a one-for one basis. During the three months ended March 31, 2001, Motient sold 2,000,000 shares of Class A common stock. As of March 31, 2001, Motient's voting interest was reduced to 44 percent of the shares outstanding. Motient still retains its Board of Directors membership but does not have the right to elect a majority of Holdings' Board of Directors.

     (b)   Stock Dividends on Series B Convertible Redeemable Preferred Stock

     On February 1, 2001, Holdings paid its regular quarterly dividend on its 8.25% Series B convertible redeemable preferred stock. The dividend was paid in shares of Class A common stock and 56,269 shares of Class A common stock were issued to the holders of record on January 22, 2001. The net loss attributable to common stockholders reflects the accrual and payment of the dividends to the preferred stockholders as of March 31, 2001.

     On April 9, 2001, Holdings announced its regular quarterly dividend on its 8.25% Series B convertible redeemable preferred stock, which was paid on May 1, 2001. The dividend was paid in shares of Class A common

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     stock and 178,099 shares of Class A common stock were issued to the holders of record on April 20, 2001. The net loss attributable to common stockholders reflects the accrual of the dividends to the preferred stockholders as of March 31, 2001.

     (c)  Class A Common Stock Offering

     On March 6, 2001, Holdings completed a follow-on offering of 7,500,000 shares of its Class A common stock, which yielded net proceeds of $72.0 million. The closing of the $125.0 million of the 7.75 percent convertible subordinated notes and the 7,500,000 shares of Class A common stock caused the conversion price of the Series C preferred stock to be adjusted from $26.50 to $22.93 and the exercise price of the warrants sold in March 2000 to be adjusted to $45.27 and the number of warrant shares to be increased to 8.776003 per warrant.


(8)  Reclassifications

Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

(9)  Commitments and Contingencies

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

     (c)   Technical Services

     Effective January 1, 1998, Holdings entered into agreements with Motient and WorldSpace Management Corporation ("WorldSpace MC"), an affiliate of WSI, in which Motient and WorldSpace MC would provide technical support in areas related to the development of a DARS system. Payments for services provided under these agreements are made based on negotiated hourly rates. These agreements may be terminated by the parties on or after the date of the commencement of commercial operation following the launch of Holdings' first satellite. There are no minimum services purchase requirements. Holdings incurred costs of $52,000 and $62,000 under its agreement with Motient and no costs were incurred under its agreement with WorldSpace MC during the quarter ended March 31, 2001 and 2000, respectively. Holdings incurred costs of $1,091,000 under its agreement with Motient and $5,317,000 in costs were incurred under its agreement with WorldSpace MC from December 15, 1992 (date of inception) through March 31, 2001.

     (d)   Technology Licenses

     Effective January 1, 1998, XM entered into a technology licensing agreement with Motient and WorldSpace MC by which as compensation for certain licensed technology then under development to be used in the XM Radio system, XM will pay up to $14,300,000 to WorldSpace MC over a ten-year period. As of March 31, 2001, XM incurred costs of $6,696,000 payable to WorldSpace MC. Any additional amounts to be incurred under this agreement are dependent upon further development of the technology, which is at XM's option. No liability exists to Motient or WorldSpace MC should such further developments prove unsuccessful. XM maintains an accrual of

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     $5,165,000 payable to WorldSpace MC, for quarterly royalty payments to be made. In addition, XM agreed to pay 1.2 percent of quarterly net revenues to WorldSpace MC and a royalty of $0.30 per chipset, payable to WorldSpace MC, for equipment manufactured using certain source encoding and decoding signals technology.

     (e)   Satellite Contract

     During the first half of 1999, Holdings and Boeing Satellite Systems International, Inc ("BSS" - formerly Hughes Space and Communications, Inc.) amended the satellite contract to construct and launch Holdings' satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. Holdings expects to incur total payment obligations under this contract of approximately $541,300,000, which includes amounts Holdings expects to pay pursuant to the exercise of the option to build the ground spare satellite and certain financing costs and in-orbit incentive payments. On June 27, 2000, Holdings exercised the option to build the ground spare. As of March 31, 2001, Holdings had paid $469,656,000 under the satellite contract with BSS and had accrued $356,000. On March 18, 2001, Holdings successfully launched its first satellite, "XM Rock", into its geosynchronous orbit. Depreciation of XM Rock will commence during May 2001. On May 8, 2001, Holdings successfully launched its second satellite, "XM Roll", into its geosynchronous orbit.

     (f)   Terrestrial Repeater System Contracts

     In August 1999, Holdings signed a contract with LCC International, Inc., a related party, calling for payments of approximately $115,000,000 for engineering and site preparation. In January 2001, the contract was amended and the estimated contract value was reduced to $107,500,000. As of March 31, 2001, Holdings has paid $65,467,000 under this contract, and accrued an additional $20,240,000. Holdings has entered into tower construction agreements with various companies, which will provide certain services that LCC International, Inc. was to provide. Holdings also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters. Payments under this contract are expected to be approximately $128,000,000. As of March 31, 2001, Holdings had paid $37,747,000 under this contract and accrued an additional $2,084,000.

     (g)   General Motors Distribution Agreement

     Holdings has signed a long-term distribution agreement with the OnStar division of General Motors providing for the installation of XM radios in General Motors vehicles. During the term of the agreement, which expires 12 years from the commencement date of Holdings' commercial operations, General Motors has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. Holdings will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-General Motors vehicles that are sold for use in the United States. Holdings has significant annual, fixed payment obligations to General Motors for four years following commencement of commercial service. These payments approximate $35,000,000 in the aggregate during this period. Additional annual fixed payment obligations beyond the initial four years of the contract term range from less than $35,000,000 to approximately $130,000,000 through 2009, aggregating approximately $400,000,000. In order to encourage the broad installation of XM radios in General Motors vehicles, Holdings has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to General Motors when the owners of General Motors vehicles with installed XM radios become subscribers for Holdings' service. Holdings must also share with General Motors a percentage of the subscription revenue attributable to General Motors vehicles with installed XM radios, which percentage increases until there are more than 8 million General Motors vehicles with installed XM radios. Holdings will also make available to General Motors bandwidth on XM's systems. The agreement is subject to renegotiations at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio's service. The agreement is subject to renegotiations if, four years after the commencement of Holdings' commercial operations and at two-year intervals thereafter, General Motors does not achieve and maintain specified installation levels of General Motors vehicles capable of receiving Holdings' service, starting with 1,240,000 units after four years, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. General Motors' exclusivity obligations will discontinue if, four years after Holdings commences commercial operations and at two-year intervals thereafter, Holdings fails to achieve

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     and maintain specified minimum market share levels in the satellite digital radio service market.

     (h)   Sony Warrant

     In February 2000, Holdings issued a warrant to Sony exercisable for shares of Holdings' Class A common stock. The warrant will vest at the time that Holdings attains its millionth customer, and the number of shares underlying the warrant will be determined by the percentage of XM Radios that have a Sony brand name as of the vesting date. If Sony achieves its maximum performance target, it will receive 2 percent of the total number of shares of Holdings' Class A common stock on a fully-diluted basis upon exercise of the warrant. The exercise price of the Sony warrant will equal 105 percent of fair market value of the Class A common stock on the vesting date, determined based upon the 20-day trailing average.

     (i)   Joint Development Agreement

     On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against Holdings in the United States District Court for the Southern District of New York, alleging that Holdings was infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought money damages to the extent Holdings manufactured, used or sold any product or method claimed in their patents and injunctive relief. On February 16, 2000, this suit was resolved in accordance with the terms of a joint development agreement between Holdings and Sirius Radio and both companies agreed to cross-license their respective property. Each party is obligated to fund one half of the development cost for a unified standard for satellite radios. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts for these fees or credits will be determined over time by agreement of the parties or by arbitration. The parties have yet to agree on the validity, value, use, importance, and available alternatives of their respective technologies. If the parties fail to reach agreement, the fees or credits may be determined through binding arbitration. However, if this agreement is terminated before the value of the license has been determined due to Holdings' failure to perform a material covenant or obligation, then this suit could be refiled. The companies have agreed to seek arbitration to resolve this issue.

     (j)  Sales, Marketing and Distribution Agreements

     Holdings has entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other companies that may include fixed payments, per-unit subscriber amounts and revenue sharing arrangements. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                          (A Development Stage Company)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Three-Month Periods ended March 31, 2000 and 2001
and for the period from December 15, 1992 (date of inception) to March 31, 2001

                                                                        Three Months ended        December 15, 1992
                                                                             March 31,           (date of  inception)
                                                                         2000         2001         to March 31, 2001
                                                                         ----         ----         -----------------
                                                                                        (in thousands)
Revenue...........................................................      $    --       $   --             $      --
                                                                       ---------    ---------         -------------

Operating expenses:
  Research and development........................................        4,519        1,504                20,116
  Professional fees...............................................        5,559        5,069                44,100
  General and administrative......................................        6,775       35,393               104,850
                                                                       ---------    ---------         -------------

   Total operating expenses.......................................       16,853       41,966               169,066
                                                                       ---------    ---------         -------------

   Operating loss.................................................      (16,853)     (41,966)             (169,066)

Other income (expense):
   Interest income (expense), net.................................        4,143        4,744                32,375
                                                                       ---------    ---------         -------------

   Net loss.......................................................     $(12,710)    $(37,222)         $   (136,691)
                                                                       =========    =========         =============


See accompanying notes to unaudited condensed consolidated financial statements.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     December 31, 2000 and March 31, 2001

                                                                                              December 31,      March 31,
                                                                                                  2000            2001
                                                                                                  ----            ----
                                                                                                               (unaudited)
                                                                                                     (in thousands)
ASSETS
Current assets:
   Cash and cash equivalents..............................................................      $  203,191       $ 286,094
   Restricted investments.................................................................          95,277          44,957
   Prepaid and other current assets.......................................................           8,815           8,360
                                                                                                ----------      ----------

     Total current assets.................................................................         307,283         339,411
Other assets:
   Restricted investments, net of current portion.........................................          65,889          94,508
   System under construction..............................................................         776,706         851,360
   Property and equipment, net............................................................          59,505          67,223
   Goodwill and intangibles, net..........................................................          24,001          23,662
   Other assets, net......................................................................           9,133           9,092
                                                                                                ----------      ----------

     Total assets.........................................................................      $1,242,517      $1,385,256
                                                                                                ==========      ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable.......................................................................      $   47,072        $ 43,173
   Accrued expenses.......................................................................           4,021           3,639
   Accrued interest.......................................................................          13,397           2,121
   Royalty payable........................................................................           2,565           2,765
                                                                                                ----------      ----------
     Total current liabilities............................................................          67,055          51,698

Senior secured notes......................................................................         261,298         261,991
Royalty payable, net of current portion...................................................           2,600           2,400
Capital lease, net of current portion.....................................................           1,367           4,546
Other non-current liabilities.............................................................           4,787           5,387
                                                                                                ----------      ----------

     Total liabilities....................................................................         337,107         326,022
                                                                                                ----------      ----------


Stockholder's equity:
   Common stock, par value $0.10; 3,000 shares authorized, 125 shares issued and
       outstanding........................................................................              --              --
   Additional paid-in capital.............................................................       1,004,879       1,195,925
   Deficit accumulated during development stage...........................................         (99,469)       (136,691)
                                                                                                ----------      ----------

     Total stockholder's equity...........................................................         905,410       1,059,234
                                                                                                ----------      ----------

Commitments and contingencies
     Total liabilities and stockholder's equity...........................................      $1,242,517      $1,385,256
                                                                                                ==========      ==========



See accompanying notes to unaudited condensed consolidated financial statements.

                   XM SATELLITE RADIO INC. AND SUBSIDIARIES
                         (A Development Stage Company)

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Three-Month Periods ended March 31, 2000 and 2001 and for the period from December 15, 1992 (date of inception) to March 31, 2001

                                                                         Three Months ended         December 15, 1992
                                                                              March 31,          (date of inception) to
                                                                        2000            2001         March 31, 2001
                                                                        ----            ----         --------------
                                                                                     (in thousands)
Cash flows from operating activities:
  Net loss...........................................................  $ (12,710)     $ (37,222)         $(136,691)
  Adjustments to reconcile net loss to net
       Cash used in operating activities:
       Depreciation and amortization.................................        503          2,246              7,182
       Non-cash stock compensation...................................        658            452              7,405
       Changes in operating assets and liabilities:
         (Increase) decrease in prepaid and other current assets.....       (152)           455             (8,360)
         Increase in other assets....................................         --             --               (111)
         Decrease in accrued interest...............................        (33)            --                 --
         Increase (decrease) in accounts payable and
            accrued expenses.........................................      4,514         (8,139)            22,227
                                                                       ----------     ----------         ----------

      Net cash used in operating activities..........................     (7,220)       (42,208)          (108,348)
                                                                       ----------     ----------         ----------

Cash flows from investing activities:
   Purchase of property and equipment................................     (4,929)        (2,056)           (57,284)
   Additions to system under construction............................    (62,422)       (62,648)          (794,957)
   Net purchase/maturity of short-term investments...................     69,472             --                 --
   Purchase/maturity of restricted investments.......................   (123,416)        21,210            (85,128)
   Other investing activities........................................    (18,493)       (21,803)           (55,788)
                                                                       ----------     ----------         ----------

    Net cash used in investing activities............................   (139,788)       (65,297)          (993,157)
                                                                       ----------     ----------         ----------

Cash flows from financing activities:
    Proceeds from sale of securities and
     capital contribution from Holdings..............................    292,773        190,589          1,136,391
   Proceeds from issuance of options.................................         --             --                500
   Proceeds from issuance of 14% senior secured notes ...............    259,254             --            259,254
   Proceeds from loans payable to related party......................         --             --                 --
   Payments for deferred financing costs.............................     (7,643)          (181)            (8,546)
   Other net financing activities....................................         --             --                 --
                                                                       ---------      ---------          ---------

    Net cash provided by financing activities........................    544,384        190,408          1,387,599
                                                                       ---------      ---------          ---------

    Net increase in cash and cash equivalents........................    397,376         82,903            286,094

Cash and cash equivalents at beginning of period.....................     49,630        203,191                 --
                                                                       ---------      ---------          ---------

Cash and cash equivalents at end of period...........................  $ 447,006      $ 286,094          $ 286,094
                                                                       =========      =========          =========

                   XM SATELLITE RADIO INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                       UNAUDITED CONDENSED CONSOLIDATED
                           STATEMENTS OF CASH FLOWS
     Three-Month Periods ended March 31, 2000 and 2001 and for the period from December 15, 1992 (date of inception) to March 31, 2001

                                                                           Three Months ended       December 15, 1992
                                                                                March 31,        (date of inception) to
                                                                           2000          2001         March 31, 2001
                                                                           ----          ----         --------------
                                                                                      (in thousands)
Supplemental cash flow disclosure:
  Increase in FCC license, goodwill and intangibles..................    $    --       $    --          $ 51,624
  Completed broadcast facilities.....................................         --         1,663             6,509
  Non-cash capitalized interest......................................      2,247        12,523            51,190
  Cash paid for interest.............................................         --        22,250            45,500
  Accrued system milestone payments..................................     23,854        33,934            33,934
  Property acquired through capital lease............................         --         4,280             6,438
  Use of deposit/escrow for terrestrial repeater contract............      3,422        22,390                --

See accompanying notes to unaudited condensed consolidated financial statements.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Organization and Business

XM Satellite Radio Inc. ("XM") was incorporated on December 15, 1992 in the State of Delaware as a wholly owned subsidiary of Motient Corporation ("Motient"), formerly American Mobile Satellite Corporation, for the purpose of procuring a digital audio radio service ("DARS") license. Business activity for the period from December 15, 1992 through December 31, 1996 was insignificant. On May 16, 1997, Motient and WorldSpace, Inc. ("WSI") formed XM Satellite Radio Holdings Inc. ("Holdings") as a holding company for XM in connection with the construction, launch and operation of a domestic communications satellite system for the provision of DARS. Motient and WSI exchanged their respective interests in XM for equivalent interests in Holdings, which had no assets, liabilities or operations prior to the transaction.

(2)  Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of XM Satellite Radio Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. XM's management has devoted substantially all of its time to the planning and organization of XM, obtaining its DARS license, conducting research and development programs, conducting market research, constructing the satellite and terrestrial repeater systems, securing manufacturers for its radios and obtaining retail distribution channels, securing adequate debt and equity capital for anticipated operations and growth and addressing regulatory matters. XM has not generated any revenues and planned principal operations have not commenced. Accordingly, XM's financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Inc. and its subsidiaries, a development stage entity, as of March 31, 2001, and the results of operations for the three-month periods ended March 31, 2000 and 2001 and the period from December 15, 1992 (date of inception) through March 31, 2001 and the cash flows for the three-month periods ended March 31, 2000 and 2001 and the period from December 15, 1992 (date of inception) through March 31, 2001. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of XM included in XM's filings with the Securities and Exchange Commission.

(3) Restricted Investments

Restricted investments consist of fixed income securities and are stated at amortized costs plus accrued interest income. XM classifies restricted investments that will be used for operating commitments within the next twelve months as current assets and those restricted investments that will be used for either the construction of assets or to secure lease commitments as non-current assets. The securities included in restricted investments are $85.1 million of US Treasury strips restricted to provide for the remaining four of the first six scheduled interest payments on XM's 14 percent senior secured notes due 2010, which are classified as held-to-maturity securities under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, $49.4 million in money market funds for scheduled milestone payments under the Hughes Electronics Corporation contract and $4.9 million in certificates of deposit to collateralize letters of credit required by facility leases and other secured credits. The second interest payment on XM's 14 percent senior secured notes of $22.75 million was paid on March 15, 2001.

(4) Systems Under Construction

XM is currently developing its DARS system. Costs related to the project are being capitalized to the extent that they have future benefits. As of March 31, 2001, amounts recorded as system under construction relate to costs incurred in obtaining a Federal Communications Commission ("FCC") license and approval as well as the system

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


development. Depreciation and amortization of the system will be calculated using the straight-line method over the following estimated useful lives:


           License...............................  15 years
           Satellite system......................  15 years
           Terrestrial system.................... 5-10 years
           Spacecraft control facilities......... 10-15 years
           Broadcast facilities..................  3-7 years
           Computer systems .....................  3-5 years


Amortization of the license will begin on commercial launch. Depreciation of the Company's satellites will commence upon in-orbit delivery of the individual satellite. Depreciation of the Company's ground stations will commence upon commercial launch.

(5) Equity

On March 6, 2001, Holdings completed a follow-on offering of 7,500,000 shares of its Class A common stock and a concurrent offering of $125.0 million of 7.75 percent convertible subordinated notes due 2006. Holdings contributed $190.2 million of the net proceeds to XM. Further, Holdings contributed $0.4 million to XM from the exercise of stock options and shares sold under the employee stock purchase plan.

(6) Reclassifications

Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

(7) Commitments and Contingencies

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

    (c)   Technical Services

    Effective January 1, 1998, Holdings entered into agreements with Motient and WorldSpace Management Corporation ("WorldSpace MC"), an affiliate of WSI, in which Motient and WorldSpace MC would provide technical support in areas related to the development of a DARS system. Payments for services provided under these agreements are made based on negotiated hourly rates. These agreements may be terminated by the parties on or after the date of the commencement of commercial operation following the launch of XM's first satellite. There are no minimum services purchase requirements. XM incurred costs of $52,000 and $63,000 under its agreement with Motient and no costs were incurred under its agreement with WorldSpace MC during the three months ended March 31, 2001 and 2000, respectively. XM incurred costs of $1,091,000 under its agreement

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    with Motient and $5,317,000 in costs were incurred under its agreement with WorldSpace MC from December 15, 1992 (date of inception) through March 31, 2001.


    (d)   Technology Licenses

    Effective January 1, 1998, XM entered into a technology licensing agreement with Motient and WorldSpace MC by which as compensation for certain licensed technology then under development to be used in the XM Radio system, XM will pay up to $14,300,000 to WorldSpace MC over a ten-year period. As of March 31, 2001, XM incurred costs of $6,696,000 payable to WorldSpace MC. Any additional amounts to be incurred under this agreement are dependent upon further development of the technology, which is at XM's option. No liability exists to Motient or WorldSpace MC should such developments prove unsuccessful. XM maintains an accrual of $5,165,000 payable to WorldSpace MC, for quarterly royalty payments to be made. In addition, XM agreed to pay
    1.2 percent of quarterly net revenues to WorldSpace MC and a royalty of $0.30 per chipset, payable to WorldSpace MC, for equipment manufactured using certain source encoding and decoding signals technology.

    (e)   Satellite Contract

    During the first half of 1999, XM and Boeing Satellite Systems International, Inc. ("BSS" - formerly Hughes Space and Communications, Inc.) amended the satellite contract to construct and launch XM's satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. XM expects to incur total payment obligations under this contract of approximately $541,300,000, which includes amounts XM expects to pay pursuant to the exercise of the option to build the ground spare satellite and certain financing costs and in-orbit incentive payments. On June 27, 2000, XM exercised the option to build the ground spare. As of March 31, 2001, XM had paid $469,656,000 under the satellite contract with BSS and had accrued $356,000. On March 18, 2001, XM successfully launched its first satellite, "XM Rock", into its geosynchronous orbit. Depreciation of XM Rock will commence during May 2001. On May 8, 2001, XM successfully launched its second satellite, "XM Roll", into its geosynchronous orbit.


    (f)   Terrestrial Repeater System Contracts

    In August 1999, XM signed a contract with LCC International, Inc., a related party, calling for payments of approximately $115,000,000 for engineering and site preparation. In January 2001, the contract was amended and the estimated contract value was reduced to $107,500,000. As of March 31, 2001, XM has paid $65,467,000 under this contract, and accrued an additional $20,240,000. XM has entered into tower construction agreements with various companies, which will provide certain services that LCC International, Inc. was to provide. XM also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters. Payments under this contract are expected to be approximately $128,000,000. As of March 31, 2001, XM had paid $37,747,000 and accrued an additional $2,084,000 under this contract.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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

    (h)   Sony Warrant

    In February 2000, Holdings issued a warrant to Sony exercisable for shares of Holdings' Class A common stock. The warrant will vest at the time that XM attains its millionth customer, and the number of shares underlying the warrant will be determined by the percentage of XM Radios that have a Sony brand name as of the vesting date. If Sony achieves its maximum performance target, it will receive 2 percent of the total number of shares of Holdings' Class A common stock on a fully-diluted basis upon exercise of the warrant. The exercise price of the Sony warrant will equal 105 percent of fair market value of Holdings' Class A common stock on the vesting date, determined based upon the 20-day trailing average.

    (i)   Joint Development Agreement

    On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against XM in the United States District Court for the Southern District of New York, alleging that XM was infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought money damages to the extent XM manufactured, used or sold any product or method claimed in their patents and injunctive relief. On February 16, 2000, this suit was resolved in accordance with the terms of a joint development agreement between XM and Sirius Radio and both companies agreed to cross-license their respective property. Each party is obligated to fund one half of the development cost for a unified standard for satellite radios. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts for these fees or credits will be determined over time by agreement of the parties or by arbitration. The parties have yet to agree on the validity, value, use, importance, and available alternatives of their respective technologies. If the parties fail to reach agreement, the fees or credits may be determined through binding arbitration. However, if this agreement is terminated before the value of the license has been determined due to XM's failure to perform a material covenant or obligation, then this suit could be refiled. The companies have agreed to seek arbitration to resolve this issue.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    (j)   Sales, Marketing and Distribution Agreements

    The Company has entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other companies that may include fixed payments, per-unit subscriber amounts and revenue sharing agreements. The amounts of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections herein, including statements regarding the development of our business, the markets for our services, our anticipated capital expenditures, and other similar statements are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements use such words as "plans," "expects," "will," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believes," "anticipates," "intends," "may," "should," "continue," "seek," "could" and other similar reasonable expressions. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, the key factors that have a direct bearing on our future results of operations. These are the potential risk of delay in implementing our business plan; possible increased costs of construction and launch of necessary satellites; dependence on Boeing Satellite Systems International, Inc. ("BSS" - formerly Hughes Space and Communications, Inc.), LCC International, Inc. and Hughes Electronics Corporation and consumer electronics manufacturers; the availability of receivers and antennas; risk of launch failure; unproven market for our proposed service; unproven application of existing technology; difficulties in developing with Sirius Radio a unified standard for satellite radio; our need for additional financing, as well as other risks referenced from time to time in filings with the SEC, including XM Satellite Radio Holdings Inc.'s Form 8-K, filed February 22, 2001. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect the occurrence of unanticipated events.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herewith, and with our Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto for the three year period ended December 31, 2000, and for the period from December 15, 1992 (date of inception) to December 31, 2000, included in our Annual Report on Form 10-K.

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

After we begin commercial operations, which we are targeting for the summer of 2001, we anticipate that our revenues will consist primarily of customers' subscription fees and advertising revenues.

In October 1999, Holdings completed an initial public offering which yielded net proceeds of $114.1 million. Concurrent with the closing of its initial public offering, $250.0 million of Holdings' Series A subordinated convertible notes, together with associated accrued interest, converted into shares of Holdings' Series A convertible preferred stock and shares of Holdings' Class A common stock. The net proceeds from these offerings were contributed to XM. Additionally, $103.3 million of convertible notes issued to Motient by Holdings, together with associated accrued interest, converted into shares of Holdings' Class B common stock.

In 2000, Holdings completed a follow-on offering of 4,370,000 shares of its Class A common stock, which yielded net proceeds of $132.1 million. Holdings completed a concurrent offering of 2,000,000 shares of Series B convertible redeemable preferred stock, which yielded net proceeds of $96.5 million. Holdings and XM completed a private placement of 325,000 units, each consisting of $1,000 principal amount of 14% senior secured notes due 2010 of XM and one warrant to purchase 8.024815 shares of Holdings' Class A common stock at $49.50 per share, which yielded net proceeds of $191.1 million excluding $123.0 million for an interest reserve. Holdings completed a private placement of 235,000 shares of its Series C convertible redeemable preferred stock for $1,000.00 per share, which yielded net proceeds of approximately $226.8 million. The issuance of the Series C preferred stock caused the exercise price of the warrants sold in March 2000 to be adjusted to $47.94 and the number of warrants shares to be increased to 8.285948 per warrant.

In the first quarter of 2001

     . Holdings completed a follow-on offering of 7,500,000 shares of its Class A common stock, which yielded net proceeds of $72.0 million;

     . Holdings completed a concurrent offering of $125.0 million of 7.75% convertible subordinated notes due 2006, convertible into shares of Class A common stock at a conversion price of $12.23 per share, which yielded net proceeds of $120.7 million.

The follow-on offering of 7,500,000 shares of Holdings Class A common stock and the concurrent offering of $125.0 million of 7.75% convertible subordinated notes due 2006 caused the exercise price of the warrants sold in March 2000 to be adjusted to $45.27 and the number of warrant shares to be increased to $8.776003 per warrant. In addition, the conversion price of the Series C convertible redeemable preferred stock was adjusted from $26.50 to $22.93.

Through March 31, 2001, the proceeds from these offerings were contributed by Holdings to XM except for $25.4 million, which remains at Holdings.

Results of Operations

Three Months Ended March 31, 2001 Compared With Three Months Ended March 31,
2000

                                                      Holdings & Subsidiaries               XM & Subsidiaries
                                                         Three months ended                Three months ended
                                                              March 31,                         March 31,
                                                      2001               2000             2001            2000
                                                   ----------         ----------       ----------      ----------
                                                                           (in thousands)
Research and development.....................        $   1,504         $   4,519       $    1,504      $   4,519
Professional fees............................            5,069             5,594            5,069          5,559
General and administrative expenses..........           35,551             6,775           35,393          6,775
Interest income..............................            5,176             4,148            4,744          4,143
Interest expense.............................               --                --               --             --
Net loss.....................................          (36,948)          (12,740)         (37,222)       (12,710)

XM Satellite Radio Holdings Inc. and Subsidiaries

Research and Development. Research and development expenses decreased to approximately $1.5 million for the three months ended March 31, 2001, compared with approximately $4.5 million for the three months ended March 31, 2000. The decrease in the research and development expenses primarily resulted from the completion of most activity relating to our system technology development during 2000. We expect the final validation of our chipset by XM radio manufacturers (including Sony, Pioneer, Alpine and Delphi-Delco) to be completed and the production of the chipsets to commence in the second quarter of 2001. We expect research and development to trend downward during the remainder of 2001.

Professional Fees. Professional fees decreased to approximately $5.1 million for the three months ended March 31, 2001, compared with $5.6 million for the three months ended March 31, 2000. These expenses primarily reflect legal, regulatory and marketing expenses as we engage consultants, including incurring $2.6 million and $2.4 million for enterprise information technology consultants during the quarters ended March 31, 2001 and 2000, respectively. The decrease in professional fees primarily resulted from the increase in employee headcount and less use of outside consultants. We, however, expect the professional fees to trend upward as we continue to develop market strategies.

General and Administrative. General and administrative expenses increased to $35.6 million for the three months ended March 31, 2001, compared with $6.8 million for the three months ended March 31, 2000. The increase reflects increased headcount, facilities, and sales and marketing expenses. The remaining portion of the general and administrative expenses consist of other costs such as rent, travel, insurance, depreciation and amortization and supplies. We also recorded stock-based non-cash compensation charges of approximately $0.5 million and $0.7 million during the three months ended March 31, 2001 and 2000, respectively. We expect to continue to recognize quarterly non-cash compensation charges depending on the market value of Holdings' Class A common stock at the end of each quarter. We anticipate general and administrative expenses to continue to increase through commercial launch.

Interest Income. Interest income increased to $5.2 million for the three months ended March 31, 2001, compared with $4.1 million for the three months ended March 31, 2000. The increase was the result of higher average balances of cash and cash equivalents during the three months ended March 31, 2001, as increased by the proceeds from the public offerings in the first quarter of 2001, which exceeded expenditures for the system under construction, other capital expenditures and operating expenses.

Interest Expense. We incurred and capitalized interest costs of $13.4 million and $2.2 million associated with our FCC license and the XM Radio system during the three months ended March 31, 2001 and 2000, respectively.

Net Loss. The net loss for the three-month periods ended March 31, 2001 and 2000 was $36.9 million and $12.7 million, respectively. The increase in net losses for the three months ended March 31, 2001, compared with the three months ended March 31, 2000, reflects additional general and administration expenses, primarily due to increased headcount, facility, and sales and marketing expenses in preparation for commercial launch.

XM Satellite Radio Inc. and Subsidiaries

The results of operations for XM and its subsidiaries were substantially the same as the results for Holdings and its subsidiaries discussed above. The results of XM's operations were also impacted by an increase in interest income to $4.8 million as a result of higher average balances of cash and cash equivalents exceeding the amounts of expenditures for satellite and launch vehicle construction, other capital expenditures and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, we had a total of cash and cash equivalents of $311.5 million, which excludes the $45.0 million of restricted investments, and working capital of $311.2 million, compared with cash and cash equivalents of $224.9 million, which excludes $45.6 million of restricted investments, and working capital of $212.1 million at December 31, 2000. The increases in the respective balances are due primarily to the proceeds from a follow-on offering of 7,500,000 shares of Holdings' Class A common stock, which yielded net proceeds of $72.0 million and a concurrent offering of $125.0 million of 7.75% convertible subordinated notes, which yielded net proceeds of $120.7 million, which in the aggregate, exceeded capital expenditures and operating expenses for the three months ended March 31, 2001.

Funds Required for XM Radio Through Commencement of Commercial Operations

We estimate that we will require approximately $1.1 billion to develop and implement the XM Radio system from inception through the commencement of commercial operations, targeted for the summer of 2001. Since inception, we have raised an aggregate of $1.3 billion, net of expenses, interest reserve and repayment of debt. These funds are expected to be sufficient, in the absence of additional financing, to cover funding needs into 2002.

Sources of Funds

To date, we have raised, principally through Holdings, approximately $1.3 billion of net proceeds, net of expenses, interest reserve and repayment of debt. These funds have been used to acquire our FCC license, make required payments for our system, including the satellites, terrestrial repeater system, and ground networks, and for working capital and operating expenses.

     In the first quarter of 2001:

     . Holdings completed a follow-on offering of 7,500,000 shares of its Class A common stock, which yielded net proceeds of $72.0 million;

     . Holdings completed a concurrent offering of $125.0 million of 7.75% convertible subordinated notes due 2006, convertible into shares of Class A common stock at a conversion price of $12.23 per share, which yielded net proceeds of $120.7 million;

     . Holdings contributed all of the net proceeds from these offerings to XM, except for $2.5 million.

Uses of Funds

Of the approximately $1.1 billion of funds to be used through commencement of commercial launch, we have paid $852.2 million in capital expenditures and incurred $169.6 million in operating expenses.

Satellite Contract. Under our satellite contract, Boeing Satellite Systems International, Inc. ("BSS" - formerly Hughes Space and Communications, Inc.) will deliver two satellites in orbit and complete construction of a ground spare satellite. BSS will also provide ground equipment and software to be used in the XM Radio system and certain launch and operations support services. We expect that by commencement of commercial operations in the summer of 2001, we will have had to pay an aggregate amount of approximately $472.6 million for these items and for BSS to complete the ground spare satellite. This amount does not include incentive payments, which will depend in part on projected satellite performance at the acceptance date. Such payments could total up to an additional $68.7 million over the useful lives of the satellites. As of March 31, 2001, we had paid approximately $469.7 million under our satellite contract and have recognized an additional $0.4 million in accrued milestone payments. On March 18, 2001, our first satellite, "XM Rock", was successfully launched into its geosynchronous orbit. On May 8, 2001, our second satellite, "XM Roll", was successfully launched into its geosynchronous orbit.

Launch Insurance. We have arranged for launch insurance for both satellites at a cost of approximately $50.0 million. As of March 31, 2001, we had launched one of our satellites and paid $24.2 million with respect to launch insurance, which has been capitalized to the system under construction.

Terrestrial Repeater System. Based on the current design of the XM Radio system and existing contracts, we estimate that through our expected commencement of operations in the summer of 2001 we will incur aggregate costs of approximately $263.3 million for a terrestrial repeater system. We expect these costs to cover the capital cost of the design, development and installation of a system of terrestrial repeaters to cover approximately 70 cities and metropolitan areas. As of March 31, 2001, we had incurred costs with respect to the terrestrial repeater buildout of $125.5 million. In August 1999, we signed a contract with LCC International, Inc., a related party, calling for payments of approximately $115.0 million for engineering and site preparation. In January 2001, the contract was amended and the estimated contract value was reduced to $107.5 million. As of March 31, 2001, we had paid $65.5 million under this contract and accrued an additional $20.2 million. We also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters. Payments under this contract are expected to be approximately $128.0 million. As of March 31, 2001, we had paid $37.7 million and accrued an additional $2.1 million under this contract.

Ground Segment. Based on the design of the XM Radio system, available research and existing contracts, we expect to incur aggregate ground segment costs through the expected commencement of operations in the summer of 2001 of approximately $65.9 million. We expect these costs will cover the satellite control facilities, programming production studios and various other equipment and facilities. As of March 31, 2001, we had incurred $61.7 million with respect to the ground segment.

FCC License. In October 1997, we received one of two satellite radio licenses issued by the FCC. We have paid approximately $90.0 million for this license, including the initial bid right. There are no further payments required relating to the license.

Operating Expenses and Working Capital Requirements. In addition to the above capital needs, we will require funds for working capital, operating expenses and royalty payments through targeted commercial launch in the summer of 2001. From inception through March 31, 2001, we have incurred total expenses of $169.6 million.

Joint Development Agreement Funding Requirements. We may require additional funds to pay license fees or make contributions towards the development of the technologies used to develop a unified standard for satellite radios under our joint development agreement with Sirius Radio. Each party is obligated to fund one half of the development cost for such technologies. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts of these fees or credits will be determined over time by agreement of the parties or by arbitration. We cannot predict at this time the amount of license fees or contribution payable by us or Sirius Radio or the size of the credits to us and Sirius Radio from the use of the other's technology. This may require significant additional capital.
The companies have agreed to seek arbitration to resolve this issue.

Funds Required Following Commencement of Commercial Launch

We expect to need significant additional funds following commencement of commercial launch to cover our cash requirements before we generate sufficient cash flow from operations to cover our expenses. We estimate that our existing resources, including proceeds of offerings concluded in March 2001, would be sufficient in the absence of additional financing to cover our estimated funding needs into 2002, including $150-$175 million required from commercial launch through the end of 2001 to be used for marketing, system operating expenses and general corporate purposes. After 2001, we anticipate that we will need an additional $250-$300 million through 2002, and we will require additional funding thereafter. These amounts are estimates, and may change, and we may need additional financing in excess of these estimates. Funds will be needed to cover operating expenses, marketing and promotional expenses including an extensive marketing campaign in connection with the launch of our service, distribution expenses, programming costs and any further development of the XM Radio system that we may undertake after operations commence. Marketing and distribution expenses are expected to include joint advertising and joint development with and manufacturing subsidies of certain costs of some of our manufacturers and distribution partners. We cannot estimate the total amount of these operational, promotional, subscriber acquisition, joint development and manufacturing costs and expenses, since they vary depending upon different criteria, but they are expected to be substantial.

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

Recent Accounting Pronouncement

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, An Amendment of SFAS 133. SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after 2000; we adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. We do not engage in hedging activities and have reviewed our contracts and determined that we have no derivative instruments.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2001, we do not have any derivative financial instruments and do not intend to use derivatives. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. Our long-term debt includes fixed interest rates and the fair market value of the debt is sensitive to changes in interest rates. We run the risk that market rates will decline and the required payments will exceed those based on current market rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. Additionally, we believe that our exposure to interest rate risk is not material to our results of operations.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against us in the United States District Court for the Southern District of New York, alleging that we were infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought money damages to the extent we manufactured, used or sold any product or method claimed in their patents and injunctive relief. This suit was dismissed without prejudice in February 2000 in accordance with the terms of a joint development agreement between XM Satellite Radio Inc. and Sirius Radio in which both companies agreed to develop a unified standard for satellite radios and license our respective intellectual property, including the patents that were the subject of the suit, for use in this joint development. Each party is obligated to fund one half of the development cost. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts for these fees or credits will be determined over time by agreement of the parties or by arbitration. The parties have yet to agree on the validity, value, use, importance, and available alternatives of their respective technology. If this agreement is terminated before the value of the licenses has been determined due to our failure to perform a material covenant or obligation, then this suit could be refiled. The companies have agreed to seek arbitration to resolve this issue.

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

4.9 Form of Certificate for Holdings' 8.25% Series C Convertible Redeemable Preferred Stock (incorporated by reference to Holdings' Registration Statement on Form S-1, File No. 333-39176).

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

4.15    Indenture, dated March 6, 2001, between Holdings and United States
        Trust Company of New York (incorporated by reference to Holdings' annual report on Form 10-K for fiscal year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.16 Form of 7.75% convertible subordinated note (incorporated by reference to Holdings' annual report on Form 10-K for the fiscal year ended December 31, 2000, filed with SEC on March 15, 2001).

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

10.10/\* Operational Assistance Agreement, dated as of June 7, 1999, between XM
         Satellite Radio Inc. and Clear Channel Communication, Inc.

10.11/\* Operational Assistance Agreement, dated as of June 7, 1999, between XM
         Satellite Radio Inc. and TCM, LLC.

10.12/\ Agreement, dated as of July 16, 1999, between XM Satellite Radio Holdings Inc. and Gary Parsons.

10.13/\ Employment Agreement, dated as of June 1, 1998, between XM Satellite Radio Holdings Inc. and Hugh Panero.

10.14    Intentionally omitted.

10.15/\  Form of Letter Agreement with Senior Vice Presidents.

10.16    Intentionally omitted.

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

----------------
/\ Incorporated by reference to Holdings' Registration Statement on Form S-1, File No. 333-83619.
* Pursuant to the Commission's Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.


(b)   Reports on Form 8-K:

      On January 16, 2001, Holdings filed a Current Report on Form 8-K that reported the issuance of a press release announcing a satellite launch delay. Holdings filed the press release as an exhibit.

      On February 22, 2001, Holdings filed a Current Report on Form 8-K that contained audited, consolidated financial statements for the fiscal year ended December 31, 2000. Holdings also filed certain other information that it deemed of importance to its stockholders.

      On March 1, 2001, Holdings filed a Current Report on Form 8-K that contained certain exhibits in connection with its offerings of Class A common stock and convertible subordinated notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               XM SATELLITE RADIO HOLDINGS INC.
                                        (Registrant)

          May 11, 2001         By: /s/ Heinz Stubblefield

                               -----------------------------------
                               Heinz Stubblefield
                               Senior Vice President and Chief Financial Officer
                                (principal financial and accounting officer)



                               XM SATELLITE RADIO INC.
                                        (Registrant)

          May 11, 2001         By: /s/ Heinz Stubblefield

                               -----------------------------------
                               Heinz Stubblefield
                               Senior Vice President and Chief Financial Officer
                                (principal financial and accounting officer)