Form 10-Q
period 2001-06-30
XM SATELLITE RADIO HOLDINGS INC
filed 2001-08-13
CIK 1091530

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2001


                        XM SATELLITE RADIO HOLDINGS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Commission file number 000-27441

                     DELAWARE                          54-1878819
             --------------------------------------------------------
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)           Identification No.)

                            1500 ECKINGTON PLACE, NE
                            WASHINGTON, DC 20002-2194
                           ---------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                  202-380-4000
                           ---------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X       NO
-----------------------

                             XM SATELLITE RADIO INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Commission file number 333-39178

                     DELAWARE                          52-1805102
             --------------------------------------------------------
             (State or other jurisdiction of        (I.R.S. Employer
              incorporation or organization)       Identification No.)

                            1500 ECKINGTON PLACE, NE
                            WASHINGTON, DC 20002-2194
                           ---------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                  202-380-4000
                           ---------------------------
              (Registrant's telephone number, including area code)

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

(Class)
(Outstanding as of  June 30, 2001)

                        XM SATELLITE RADIO HOLDINGS INC.
                        --------------------------------

CLASS A COMMON STOCK, $0.01 PAR VALUE                          44,575,384 SHARES
CLASS B COMMON STOCK, $0.01 PAR VALUE                          13,905,019 SHARES
-------------------------------------

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

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX


PART I   - FINANCIAL INFORMATION
                                                                                                            Page
Item 1.  Financial Statements

         XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

         Unaudited Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2000 and 2001 and for the period December 15, 1992 (date of inception) to
         June 30, 2001.......................................................................................  1

         Condensed Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001
         (unaudited).........................................................................................  2

         Unaudited Condensed Consolidated Statements of Cash Flows for the six-month periods ended
         June 30, 2000 and 2001 and for the period December 15, 1992 (date of inception)
         to June 30, 2001....................................................................................  3

         Notes to Unaudited Condensed Consolidated Financial Statements......................................  4

         XM SATELLITE RADIO INC. AND SUBSIDIARIES

         Unaudited Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2000 and 2001 and for the period December 15, 1992 (date of inception) to
         June 30, 2001.......................................................................................  9

         Condensed Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001
         (unaudited)......................................................................................... 10

         Unaudited Condensed Consolidated Statements of Cash Flows for the six-month periods ended
         June 30, 2000 and 2001 and for the period December 15, 1992 (date of inception)
         to June 30, 2001.................................................................................... 11

         Notes to Unaudited Condensed Consolidated Financial Statements...................................... 12


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............... 17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......................................... 24

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

PART I: FINANCIAL INFORMATION

Item 1:     Financial Statements

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A Development Stage Company)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS Three-Month and Six-Month Periods ended June 30, 2000 and 2001 and for the period from December 15, 1992 (date of inception) to June 30, 2001


                                                                Three Months ended         Six Months ended      December 15, 1992
                                                                     June 30,                  June 30,         (date of inception)
                                                                 2000          2001         2000        2001      to June 30, 2001
                                                                 ----          ----         ----        ----      ----------------
                                                                        (in thousands, except share data)
Revenue...................................................    $        --   $       --    $        --   $        --     $       --
                                                              -----------   ----------    -----------   -----------     ----------



Operating expenses:
   Research and development...............................            219         2,771         4,739         4,275         22,887
   Professional fees......................................          5,193         3,660        10,787         8,729         47,866
   General and administrative.............................          8,525        35,663        15,300        71,214        140,938
                                                              -----------   -----------   -----------   -----------     ----------
Total operating expenses..................................         13,937        42,094        30,826        84,218        211,691
                                                              -----------   -----------   -----------   -----------     ----------

     Operating loss.......................................        (13,937)      (42,094)      (30,826)      (84,218)      (211,691)
Other income (expense):
   Interest income (expense), net.........................          8,849         3,616        12,999         8,792         29,670
                                                              -----------   -----------   -----------   -----------     ----------

     Net loss.............................................    $    (5,088)  $   (38,478)  $   (17,827)  $   (75,426)    $ (182,021)
                                                              ===========   ===========   ===========   ===========     ==========

Series B preferred stock dividend requirement.............         (2,171)         (942)       (3,643)       (1,883)
Series C preferred stock dividend requirement ............             --        (4,847)           --        (9,694)
                                                              -----------   -----------   -----------   -----------

Net loss attributable to common stockholders..............    $    (7,259)  $   (44,267)  $   (21,470)  $   (87,003)
                                                              ===========   ===========   ===========   ===========


Net loss per share:
   Basic and diluted......................................    $     (0.15)  $     (0.76)  $     (0.45)  $     (1.49)
                                                              ===========   ===========   ===========   ===========


Weighted average shares used in computing net loss per share:
   Basic and diluted......................................     48,735,802    58,368,072    48,033,191    58,269,976
                                                              ===========   ===========   ===========   ===========



See accompanying notes to unaudited condensed consolidated financial statements.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       December 31, 2000 and June 30, 2001

                                                                                       December 31,     June 30,
                                                                                           2000           2001
                                                                                           ----           ----
                                                                                                       (unaudited)
                                                                                              (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents.........................................................   $  224,903   $    206,525
  Restricted investments............................................................       45,585         44,715
  Prepaid and other current assets..................................................        8,815         17,731
                                                                                       ----------   -----------

      Total current assets..........................................................      279,303        268,971

Other assets:
  Restricted investments, net of current portion....................................      115,581         80,638
  System under construction.........................................................      805,563        417,420
  Property and equipment, net.......................................................       59,505        615,276
  Goodwill and intangibles, net.....................................................       24,001         23,319
  Other assets, net.................................................................        9,265         13,219
                                                                                       ----------   ------------

    Total assets....................................................................   $1,293,218   $  1,418,843
                                                                                       ==========   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................................   $   47,159   $     39,172
  Accrued expenses..................................................................        4,030          4,671
  Due to related parties............................................................           63            110
  Accrued interest .................................................................       13,397         16,725
  Royalty payable...................................................................        2,565          2,965
                                                                                       ----------     ----------

    Total current liabilities.......................................................       67,214         63,643

Senior secured notes................................................................      261,298        262,736
Convertible subordinated notes......................................................           --        125,000
Royalty payable, net of current portion.............................................        2,600          2,200
Capital lease, net of current portion...............................................        1,367          4,158
Other non-current liabilities.......................................................        4,787          5,395
                                                                                       ----------     ----------

    Total liabilities...............................................................      337,266        463,132
                                                                                       ----------     ----------

Stockholders' equity:
  Series A convertible preferred stock, par value $0.01 (liquidation preference of $102,688,000 at December 31, 2000 and June 30, 2001 (unaudited));
       15,000,000 shares  authorized, 10,786,504 shares issued and outstanding at
       December 31, 2000 and June 30, 2001 (unaudited)..............................          108            108
  Series B convertible redeemable preferred stock, par value $0.01 (liquidation preference of $43,364,000 at December 31, 2000 and June 30, 2001 (unaudited));
       3,000,000 shares authorized, 867,289 shares issued and outstanding at
       December 31, 2000 and June 30, 2001 (unaudited)..............................            9              9
  Series C convertible redeemable preferred stock, par value $0.01 (liquidation preference of $244,277,000 and $253,971,000 at December 31, 2000 and June 30,
       2001 (unaudited), respectively); 250,000 shares authorized, 235,000 shares
       issued and outstanding at December 31, 2000 and June 30, 2001 (unaudited)....            2              2
  Class A common stock, par value $0.01; 180,000,000 shares authorized,
       34,073,994 shares and 44,575,384 shares issued and outstanding at December 31,
       2000, and June 30, 2001 (unaudited), respectively............................          341            446
  Class B common stock, par value $0.01; 30,000,000 shares authorized,
    16,557,262 and 13,905,019 shares issued and outstanding at December 31, 2000 and
    June 30, 2001 (unaudited), respectively.........................................          166            139
  Class C common stock, par value $0.01; 30,000,000 shares authorized, no shares
    issued and outstanding at December 31, 2000 and June 30, 2001 (unaudited).......           --             --
  Additional paid-in capital........................................................    1,061,921      1,137,028
  Deficit accumulated during development stage......................................     (106,595)      (182,021)
                                                                                       ----------     ----------

    Total stockholders' equity......................................................      955,952        955,711
                                                                                       ----------     ----------

Commitments and contingencies
  Total liabilities and stockholders' equity........................................   $1,293,218     $1,418,843
                                                                                       ==========     ==========



See accompanying notes to unaudited condensed consolidated financial statements.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A Development Stage Company)

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six-Month Periods ended June 30, 2000 and 2001 and for the period from
             December 15, 1992 (date of inception) to June 30, 2001



                                                                           Six Months ended        December 15, 1992
                                                                                June 30,         (date of inception) to
                                                                        2000            2001          June 30, 2001
                                                                        ----            ----          -------------
                                                                                      (in thousands)
Cash flows from operating activities:
  Net loss...........................................................  $ (17,827)     $ (75,426)        $ (182,021)
  Adjustments to reconcile net loss to net
   Cash used in operating activities:
   Depreciation and amortization.....................................      1,014          8,268             13,204
   Amortization of deferred financing fees...........................         --             --                972
   Non-cash stock compensation.......................................      2,258          2,443              9,396
   Non-cash charge for beneficial conversion feature of note issued
    to related party.................................................         --             --              5,520
   Changes in operating assets and liabilities:
     Increase in prepaid and other current assets....................       (313)        (8,916)           (17,731)
     Increase in other assets........................................         --             --             (1,105)
     Increase (decrease) in accounts payable and accrued expenses....      8,554         (4,149)            28,584
     Increase in accrued interest ...................................         --          1,092              1,092
     Increase in amounts due to related parties......................         21             47                110
                                                                       ----------     ----------        -----------

     Net cash used in operating activities...........................     (6,293)       (76,641)          (141,979)
                                                                       ----------     ----------        -----------

Cash flows from investing activities:
  Purchase of property and equipment.................................    (18,814)        (8,520)           (57,753)
  Additions to system under construction.............................   (191,319)      (113,236)          (877,976)
  Net purchase/maturity of short-term investments....................     69,471             --                 --
  Purchase/maturity of restricted investments........................   (125,863)        19,796            (86,542)
  Other investing activities.........................................    (54,250)       (32,901)           (40,342)
                                                                       ----------     ----------        -----------

     Net cash used in investing activities...........................   (320,775)      (134,861)        (1,062,613)
                                                                       ----------     ----------        -----------

Cash flows from financing activities:
  Proceeds from sale of common stock and capital contribution........    229,225         72,742            329,555
  Proceeds from issuance of Series B convertible redeemable
     preferred stock.................................................         --             --             96,472
  Proceeds from issuance of convertible notes payable to
     related party...................................................         --             --            157,866
  Proceeds from issuance of options..................................         --             --              1,500
  Proceeds from issuance of Series A convertible preferred stock.....         --             --            250,000
  Proceeds from issuance of 14% senior secured notes and warrants....    322,898             --            322,889
  Proceeds from issuance of Series C convertible redeemable preferred
      stock..........................................................         --             --            226,822
  Proceeds from issuance of 7.75% convertible subordinated notes.....         --        125,000            125,000
  Repayments of loans payable to related party.......................         --             --            (75,000)
  Payments for deferred financing costs..............................     (8,381)        (4,618)           (23,987)
                                                                       ----------     ----------        -----------

     Net cash provided by financing activities.......................    543,742        193,124          1,411,117
                                                                       ----------     ----------        -----------

     Net increase (decrease) in cash and cash equivalents............    216,674        (18,378)           206,525

Cash and cash equivalents at beginning of period.....................     50,698        224,903                 --
                                                                       ----------     ----------        -----------

Cash and cash equivalents at end of period...........................  $ 267,372      $ 206,525         $  206,525
                                                                       ==========     ==========        ===========

Supplemental cash flow disclosure:
  Increase in FCC license, goodwill and intangibles..................  $      --      $     --          $ 51,624
  Liabilities exchanged for convertible note to related party........         --            --            81,676
  Non-cash capitalized interest......................................     15,499        27,556            95,686
  Accrued system milestone payments..................................     26,699        26,887            26,887
  Property acquired through capital lease............................         --         4,331             6,489
  Conversion of debt to equity.......................................         --            --           353,315
  Use of deposit/escrow for terrestrial repeater contracts...........      3,422        48,827                --
  Cash paid for interest.............................................         --        22,750            45,500



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

(2)  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of XM Satellite Radio Holdings Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. Holdings' management has devoted its time to the planning and organization of Holdings, obtaining its DARS license, conducting research and development programs, conducting market research, constructing the satellite and terrestrial repeater systems, securing manufacturers for its radios and obtaining retail distribution channels, securing content, securing adequate debt and equity capital for anticipated operations and growth and addressing regulatory matters. Holdings' satellites, "Rock" and "Roll", were successfully launched into their geosynchronous orbits on March 18, 2001 and May 8, 2001, respectively. Holdings accepted in-orbit delivery of the satellites from Boeing Satellite Systems International, Inc. ("BSS" - formerly Hughes Space and Communications, Inc.) on May 15, 2001 for "Rock" and June 28, 2001 for "Roll". However, Holdings has not generated any revenues and planned principal operations have not commenced. Accordingly, Holdings' financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7, ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Holdings Inc. and its subsidiaries, a development stage entity, as of June 30, 2001, and the results of operations for the three-month and six-month periods ended June 30, 2000 and 2001 and the period from December 15, 1992 (date of inception) through June 30, 2001 and the cash flows for the six-month periods ended June 30, 2000 and 2001 and the period from December 15, 1992 (date of inception) through June 30, 2001. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of Holdings included in Holdings' filings with the Securities and Exchange Commission.

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

(4)  RESTRICTED INVESTMENTS

Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest income. Holdings classifies restricted investments that will be used for the operating commitments within the next

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


twelve months as current assets and those restricted investments that will be used for either the construction of assets or to secure lease commitments as non-current assets. The securities included in restricted investments are $86.5 million of US Treasury strips restricted to provide for the remaining four of the first six scheduled interest payments on XM's 14 percent senior secured notes due 2010, which are classified as held-to-maturity securities under the provisions of SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, $34.9 million in money market funds for scheduled milestone payments under the Hughes Electronics Corporation contract and $4.0 million in certificates of deposit to collateralize letters of credit required by facility leases and other secured credits.

(5) SYSTEMS UNDER CONSTRUCTION

Holdings is currently developing its XM Radio system. Costs related to the project are being capitalized to the extent that they have future benefits. During the six months ended June 30, 2001, Holdings placed satellites "Rock" and "Roll" into service as well as many of its broadcast facilities and transferred $556,528,000 from systems under construction to property and equipment. As of June 30, 2001, amounts recorded as system under construction relate to costs incurred in obtaining a Federal Communications Commission ("FCC") license and approval as well as the system development. Depreciation and amortization of the system will be calculated using the straight-line method over the following estimated useful lives:

           License...............................................17.5 years
           Satellite system......................................17.5 years
           Terrestrial system....................................5-10 years
           Spacecraft control facilities.........................10-15 years
           Broadcast facilities..................................3-7 years
           Computer systems .....................................3-5 years


In July 2001, Holdings received notification from BSS that the expected life of the satellites was extended due to the accuracy of the respective launches, which used less fuel than anticipated. Holdings, therefore, changed the useful life estimate for the satellite system and the FCC license from 15 years to 17.5 years.

Amortization of the license will begin on commercial launch. Depreciation of Holdings' satellites, "Rock" and "Roll," commenced in May and June 2001, respectively. Depreciation of Holdings' ground stations will commence upon commercial launch.

(6) DEBT

On March 6, 2001, Holdings closed a public offering of $125.0 million of its
7.75 percent convertible subordinated notes due 2006, which yielded net proceeds of $120.7 million. The subordinated notes are convertible into shares of Holdings' Class A common stock at a conversion price of $12.23 per share.

Subsequent to the end of the second quarter 2001, as of August 10, 2001, the holders of the convertible subordinated notes converted $45.9 million of notes into 4,194,272 shares of Holdings' Class A common stock.

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

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   On May 14, 2001, Motient signed a definitive merger agreement with Rare Medium Group, Inc. ("RMG") through which Motient proposes to acquire 100% of the ownership of RMG. If the merger transaction is completed, Motient will transfer 9 million shares of Holdings' Class A common stock to the holders of all outstanding shares of preferred stock of RMG, which are held by affiliates of Apollo Management, L.P. This transfer will require Motient to convert shares of Holdings' Class B common stock into shares of Holdings' Class A common stock.

   (b)  STOCK DIVIDENDS ON SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK

   On May 1, 2001, Holdings paid its regular quarterly dividend on its 8.25% Series B convertible redeemable preferred stock. The dividend was paid in shares of Class A common stock and 178,099 shares of Class A common stock were issued to the holders of record on April 20, 2001. The net loss attributable to common stockholders reflects the accrual and payment of the dividends to the preferred stockholders as of June 30, 2001.

   On July 6, 2001, Holdings announced its regular quarterly dividend on its 8.25% Series B convertible redeemable preferred stock, which was paid on August 1, 2001. The dividend was paid in shares of Class A common stock and 63,934 shares of Class A common stock were issued to the holders of record on July 20, 2001. The net loss attributable to common stockholders reflects the accrual of the dividends to the preferred stockholders as of June 30, 2001.

   (c)  CLASS A COMMON STOCK OFFERING

   On March 6, 2001, Holdings completed a follow-on offering of 7,500,000 shares of its Class A common stock, which yielded net proceeds of $72.0 million. The closing of the offerings of $125.0 million of 7.75 percent convertible subordinated notes and 7,500,000 shares of Class A common stock caused the conversion price of the Series C preferred stock to be adjusted from $26.50 to $22.93 and the exercise price of the warrants sold in March 2000 to be adjusted to $45.27 and the number of warrant shares to be increased to
   8.776003 per warrant.


(8)  RECLASSIFICATIONS

Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

(9)  COMMITMENTS AND CONTINGENCIES

   (a)   FCC LICENSE

   The FCC has established certain system development milestones that must be met for Holdings to maintain its license to operate the system. Holdings believes that it is completing the system development as planned and in accordance with the FCC milestones.

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

   (c)   TECHNICAL SERVICES

   Effective January 1, 1998, Holdings entered into agreements with Motient and WorldSpace Management Corporation ("WorldSpace MC"), an affiliate of WSI, in which Motient and WorldSpace MC would provide technical support in areas related to the development of a DARS system. Payments for services provided under these agreements are made based on negotiated hourly rates. These agreements may be terminated by the parties on or after the date of the commencement of commercial operation following the launch of Holdings' first

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   satellite. There are no minimum services purchase requirements. Holdings incurred costs of $98,000 and $84,000 under its agreement with Motient and no costs were incurred under its agreement with WorldSpace MC during the quarters ended June 30, 2001 and 2000, respectively. Holdings incurred costs of $1,137,000 under its agreement with Motient and $5,317,000 in costs were incurred under its agreement with WorldSpace MC from December 15, 1992 (date of inception) through June 30, 2001.

   (d)   TECHNOLOGY LICENSES

   Effective January 1, 1998, XM entered into a technology licensing agreement with Motient and WorldSpace MC by which as compensation for certain licensed technology then under development to be used in the XM Radio system, XM will pay up to $14,300,000 to WorldSpace MC over a ten-year period. As of June 30, 2001, XM incurred costs of $6,696,000 payable to WorldSpace MC. Any additional amounts to be incurred under this agreement are dependent upon further development of the technology, which is at XM's option. No liability exists to Motient or WorldSpace MC should such further developments prove unsuccessful. XM maintains an accrual of $5,251,000 payable to WorldSpace MC, for quarterly royalty payments to be made.

   (e)   SATELLITE CONTRACT

   During the first half of 1999, Holdings and BSS amended the satellite contract to construct and launch Holdings' satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. Holdings expects to incur total payment obligations under this contract of approximately $541,300,000, which includes amounts Holdings expects to pay pursuant to the exercise of the option to build the ground spare satellite and certain financing costs and in-orbit incentive payments. On June 27, 2000, Holdings exercised the option to build the ground spare. As of June 30, 2001, Holdings had paid $470,012,000 under the Satellite contract with BSS and had accrued $212,000.

   (f)   TERRESTRIAL REPEATER SYSTEM CONTRACTS

   In August 1999, Holdings signed a contract with LCC International, Inc., a related party, calling for payments of approximately $115,000,000 for engineering and site preparation for the terrestrial repeater system. In January 2001, the contract was amended and the estimated contract value was reduced to $107,500,000. As of June 30, 2001, Holdings has paid $81,748,000 under this contract, and accrued an additional $17,240,000. Holdings has entered into tower construction agreements with various companies, which will provide certain services that LCC International, Inc. was to provide. Holdings also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters. Payments under this contract are expected to be approximately $128,000,000. As of June 30, 2001, Holdings had paid $64,184,000 under this contract and accrued an additional $2,552,000.

   (g)   GENERAL MOTORS DISTRIBUTION AGREEMENT

   Holdings has signed a long-term distribution agreement with the OnStar division of General Motors providing for the installation of XM radios in General Motors vehicles. During the term of the agreement, which expires 12 years from the commencement date of Holdings' commercial operations, General Motors has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. Holdings will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-General Motors vehicles that are sold for use in the United States. Holdings has significant annual, fixed payment obligations to General Motors for four years following commencement of commercial service. These payments approximate $35,000,000 in the aggregate during this period. Additional annual fixed payment obligations beyond the initial four years of the contract term range from less than $35,000,000 to approximately $130,000,000 through 2009, aggregating approximately $400,000,000. In order to encourage the broad installation of XM radios in General Motors vehicles, Holdings has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to General Motors when the owners of General Motors vehicles with installed XM radios become subscribers for Holdings' service. Holdings must also share with General Motors a percentage of the subscription revenue attributable to General Motors vehicles with installed XM radios, which percentage increases until there are more than 8 million General Motors vehicles with installed XM radios. Holdings will also make available to General Motors bandwidth on XM's systems. The agreement is subject to renegotiation at any time based upon

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio's service. The agreement is subject to renegotiation if, four years after the commencement of Holdings' commercial operations and at two-year intervals thereafter, General Motors does not achieve and maintain specified installation levels of General Motors vehicles capable of receiving Holdings' service, starting with 1,240,000 units after four years, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiation. General Motors' exclusivity obligations will discontinue if, four years after Holdings commences commercial operations and at two-year intervals thereafter, Holdings fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market.

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

   (i)   JOINT DEVELOPMENT AGREEMENT

   On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against Holdings in the United States District Court for the Southern District of New York, alleging that Holdings was infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought money damages to the extent Holdings manufactured, used or sold any product or method claimed in their patents and injunctive relief. On February 16, 2000, this suit was resolved in accordance with the terms of a joint development agreement between Holdings and Sirius Radio and both companies agreed to cross-license their respective property. Each party is obligated to fund one half of the development cost for a unified standard for satellite radios. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts for these fees or credits will be determined over time by agreement of the parties or by arbitration. The parties have yet to agree on the validity, value, use, importance, and available alternatives of their respective technologies. If the parties fail to reach agreement, the fees or credits may be determined through binding arbitration. The companies have agreed to seek arbitration to resolve issues with respect to certain existing technology. If this agreement is terminated before the value of the license has been determined due to Holdings' failure to perform a material covenant or obligation, then this suit could be refiled.

   (j)  PURCHASE OF PROPERTY

   In May 2001, Holdings entered into a definitive agreement to purchase its headquarters for $34.0 million. This transaction is expected to close in the third quarter of 2001.

   (k)  SALES, MARKETING AND DISTRIBUTION AGREEMENTS

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

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                          (A Development Stage Company)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                Three-Month Periods ended June 30, 2000 and 2001
 and for the period from December 15, 1992 (date of inception) to June 30, 2001



                                                                Three Months ended         Six Months ended      December 15, 1992
                                                                     June 30,                  June 30,         (date of inception)
                                                                 2000          2001         2000        2001      to June 30, 2001
                                                                 ----          ----         ----        ----      ----------------
                                                                        (in thousands, except share data)
Revenue...................................................    $      --    $      --    $      --    $      --       $      --
                                                              ---------    ---------    ---------    ---------       ---------

Operating expenses:
   Research and development...............................          219        2,771        4,738        4,275          22,887
   Professional fees......................................        5,155        3,660       10,713        8,729          47,760
   General and administrative.............................        8,462       35,663       15,237       71,056         140,513
                                                              ---------    ---------    ---------    ---------       ---------

     Total operating expenses.............................       13,836       42,094       30,688       84,060         211,160
                                                              ---------    ---------    ---------    ---------       ---------

     Operating loss.......................................      (13,836)     (42,094)     (30,688)     (84,060)       (211,160)
Other income (expense):
    Interest income (expense), net........................        8,840        3,648       12,983        8,392          36,023
                                                              ---------    ---------    ---------    ---------       ---------

     Net loss.............................................    $  (4,996)   $ (38,446)   $ (17,705)   $ (75,668)      $(175,137)
                                                              ==========   ==========   ==========   ==========      ==========



See accompanying notes to unaudited condensed consolidated financial statements.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       December 31, 2000 and June 30, 2001

                                                                                              December 31,      June 30,
                                                                                                  2000            2001
                                                                                                  ----            ----
                                                                                                               (unaudited)
                                                                                                     (in thousands)
ASSETS
Current assets:
   Cash and cash equivalents..............................................................    $  203,191      $  180,862
   Restricted investments.................................................................        45,585          44,715
   Prepaid and other current assets.......................................................         8,815          17,731
                                                                                              ----------      ----------

     Total current assets.................................................................       257,591         243,308
Other assets:
   Restricted investments, net of current portion.........................................       115,581          80,638
   System under construction..............................................................       776,706         396,965
   Property and equipment, net............................................................        59,505         615,276
   Goodwill and intangibles, net..........................................................        24,001          23,319
   Other assets, net......................................................................         9,133           9,118
                                                                                              ----------      ----------

     Total assets.........................................................................    $1,242,517      $1,368,624
                                                                                              ==========      ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable.......................................................................    $   47,072      $   38,763
   Accrued expenses.......................................................................         4,021           4,660
   Accrued interest.......................................................................        13,397          13,496
   Royalty payable........................................................................         2,565           2,965
                                                                                              ----------      ----------
     Total current liabilities............................................................        67,055          59,884

Senior secured notes......................................................................       261,298         262,736
Royalty payable, net of current portion...................................................         2,600           2,200
Capital lease, net of current portion.....................................................         1,367           4,158
Other non-current liabilities.............................................................         4,787           5,395
                                                                                              ----------      ----------

     Total liabilities....................................................................       337,107         334,373
                                                                                              ----------      ----------


Stockholder's equity:
   Common stock, par value $0.10; 3,000 shares authorized, 125 shares issued and
     outstanding..........................................................................            --              --
   Additional paid-in capital.............................................................     1,004,879       1,209,388
   Deficit accumulated during development stage...........................................       (99,469)       (175,137)
                                                                                              ----------      ----------

     Total stockholder's equity...........................................................       905,410       1,034,251
                                                                                              ----------      ----------

Commitments and contingencies
     Total liabilities and stockholder's equity...........................................    $1,242,517      $1,368,624
                                                                                              ==========      ==========



See accompanying notes to unaudited condensed consolidated financial statements.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                          (A Development Stage Company)

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six-Month Periods ended June 30, 2000 and 2001 and for the period from
             December 15, 1992 (date of inception) to June 30, 2001


                                                                            Six Months ended        December 15, 1992
                                                                                June 30,         (date of inception) to
                                                                        2000            2001          June 30, 2001
                                                                        ----            ----          -------------
                                                                                      (in thousands)
Cash flows from operating activities:
  Net loss...........................................................  $ (17,705)     $ (75,668)       $  (175,137)
  Adjustments to reconcile net loss to net
    Cash used in operating activities:
    Depreciation and amortization....................................      1,013          8,268             13,204
    Non-cash stock compensation......................................      2,258          2,443              9,396
    Changes in operating assets and liabilities:
       Increase in prepaid and other current assets..................       (314)        (8,916)           (17,731)
       Increase in other assets......................................        (67)            --               (159)
       Decrease in accrued interest..................................      8,545            894                894
       Increase (decrease) in accounts payable and
          accrued expenses...........................................        (67)        (4,473)            25,674
                                                                       ----------     ----------       ------------

      Net cash used in operating activities..........................     (6,337)       (77,452)          (143,859)
                                                                       ----------     ----------       ------------


Cash flows from investing activities:
   Purchase of property and equipment................................    (18,742)        (8,520)           (57,753)
   Additions to system under construction............................   (191,319)      (113,236)          (877,976)
   Net purchase/maturity of short-term investments...................     69,472             --                 --
   Purchase/maturity of restricted investments.......................   (125,863)        19,796            (86,542)
   Other investing activities........................................    (54,250)       (32,902)           (40,056)
                                                                       ----------     ----------       ------------

    Net cash used in investing activities............................   (320,702)      (134,862)        (1,062,327)
                                                                       ----------     ----------       ------------


Cash flows from financing activities:
   Proceeds from sale of securities and
     capital contribution from Holdings..............................    292,868        190,350          1,136,152
   Proceeds from issuance of options.................................         --             --                500
   Proceeds from issuance of 14% senior secured notes ...............    259,254             --            259,254
   Payments for deferred financing costs.............................     (8,382)          (365)            (8,858)
                                                                       ----------     ----------       ------------

    Net cash provided by financing activities........................    543,740        189,985          1,387,048
                                                                       ----------     ----------       ------------

    Net increase (decrease) in cash and cash equivalents.............    216,701        (22,329)           180,862

Cash and cash equivalents at beginning of period.....................     49,630        203,191                 --
                                                                       ----------     ----------       ------------

Cash and cash equivalents at end of period...........................  $ 266,331      $ 180,862        $   180,862
                                                                       ==========     ==========       ============

Supplemental cash flow disclosure:
  Increase in FCC license, goodwill and intangibles..................  $      --      $      --        $    51,624
  Contribution of fixed assets from Parent...........................         --         11,716             11,716
  Non-cash capitalized interest......................................     15,499         24,242             63,515
  Accrued system milestone payments..................................     26,699         26,887             26,887
  Property acquired through capital lease............................         --          4,331              6,489
  Use of deposit/escrow for terrestrial repeater contracts...........      3,422         48,827                 --
  Cash paid for interest.............................................         --         22,750             45,500



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

(2)  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of XM Satellite Radio Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. XM's management has devoted substantially all of its time to the planning and organization of XM, obtaining its DARS license, conducting research and development programs, conducting market research, constructing the satellite and terrestrial repeater systems, securing manufacturers for its radios and obtaining retail distribution channels, securing content, securing adequate debt and equity capital for anticipated operations and growth and addressing regulatory matters. XM's satellites, "Rock" and "Roll", were successfully launched into their geosynchronous orbits on March 18, 2001 and May 8, 2001, respectively. XM accepted in-orbit delivery of the satellites from Boeing Satellite Systems International, Inc. ("BSS" - formerly Hughes Space and Communications, Inc.) on May 15, 2001 for "Rock" and June 28, 2001 for "Roll". However, XM has not generated any revenues and planned principal operations have not commenced. Accordingly, XM's financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7, ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Inc. and its subsidiaries, a development stage entity, as of June 30, 2001, and the results of operations for the six-month periods ended June 30, 2000 and 2001 and the period from December 15, 1992 (date of inception) through June 30, 2001 and the cash flows for the six-month periods ended June 30, 2000 and 2001 and the period from December 15, 1992 (date of inception) through June 30, 2001. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of XM included in XM's filings with the Securities and Exchange Commission.

(3) RESTRICTED INVESTMENTS

Restricted investments consist of fixed income securities and are stated at amortized costs plus accrued interest income. XM classifies restricted investments that will be used for the operating commitments within the next twelve months as current assets and those restricted investments that will be used for either the construction of assets or to secure lease commitments as non-current assets. The securities included in restricted investments are $86.5 million of US Treasury strips restricted to provide for the remaining four of the first six scheduled interest payments on XM's 14 percent senior secured notes due 2010, which are classified as held-to-maturity securities under the provisions of SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY Securities, $34.9 million in money market funds for scheduled milestone payments under the Hughes Electronics Corporation contract and $4.0 million in certificates of deposit to collateralize letters of credit required by facility leases and other secured credits.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(4) SYSTEMS UNDER CONSTRUCTION

XM is currently developing its satellite system. Costs related to the project are being capitalized to the extent that they have future benefits. During the six months ended June 30, 2001, XM placed satellites "Rock" and "Roll" into service as well as many of its broadcast facilities and transferred $556,528,000 from systems under construction to property and equipment. As of June 30, 2001, amounts recorded as system under construction relate to costs incurred in obtaining a Federal Communications Commission ("FCC") license and approval as well as the system development. Depreciation and amortization of the system will be calculated using the straight-line method over the following estimated useful lives:

             License......................................17.5 years
             Satellite system.............................17.5 years
             Terrestrial system...........................5-10 years
             Spacecraft control facilities................10-15 years
             Broadcast facilities.........................3-7 years
             Computer systems ............................3-5 years

In July 2001, Holdings received notification from BSS that the expected life of the satellites was extended due to the accuracy of the respective launches, which used less fuel than anticipated. Holdings, therefore, changed the useful life estimate for the satellite system and the FCC license from 15 years to 17.5 years.

Amortization of the license will begin on commercial launch. Depreciation of Holdings' satellites, "Rock" and "Roll," commenced in May and June 2001, respectively. Depreciation of the Company's ground stations will commence upon commercial launch.

(5) EQUITY

On March 6, 2001, Holdings completed a follow-on offering of 7,500,000 shares of its Class A common stock and a concurrent offering of $125.0 million of 7.75 percent convertible subordinated notes due 2006. Holdings contributed $189.6 million of the net proceeds to XM. Furthermore, Holdings contributed $0.8 million to XM from the exercise of stock options and shares sold under the employee stock purchase plan. Additionally, Holdings contributed $11.7 million of fixed assets to XM during the second quarter of 2001.

(6) RECLASSIFICATIONS

Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

(7) COMMITMENTS AND CONTINGENCIES

   (a)   FCC LICENSE

   The FCC has established certain system development milestones that must be met for XM to maintain its license to operate the system. XM believes that it is completing the system development as planned and in accordance with the FCC milestones.

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

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   (c)   TECHNICAL SERVICES

   Effective January 1, 1998, Holdings entered into agreements with Motient and WorldSpace Management Corporation ("WorldSpace MC"), an affiliate of WSI, in which Motient and WorldSpace MC would provide technical support in areas related to the development of a DARS system. Payments for services provided under these agreements are made based on negotiated hourly rates. These agreements may be terminated by the parties on or after the date of the commencement of commercial operation following the launch of XM's first satellite. There are no minimum services purchase requirements. XM incurred costs of $98,000 and $84,000 under its agreement with Motient and no costs were incurred under its agreement with WorldSpace MC during the six months ended June 30, 2001 and 2000, respectively. XM incurred costs of $1,137,000 under its agreement with Motient and $5,317,000 in costs were incurred under its agreement with WorldSpace MC from December 15, 1992 (date of inception) through June 30, 2001.

   (d)   TECHNOLOGY LICENSES

   Effective January 1, 1998, XM entered into a technology licensing agreement with Motient and WorldSpace MC by which as compensation for certain licensed technology then under development to be used in the XM Radio system, XM will pay up to $14,300,000 to WorldSpace MC over a ten-year period. As of June 30, 2001, XM incurred costs of $6,696,000 payable to WorldSpace MC. Any additional amounts to be incurred under this agreement are dependent upon further development of the technology, which is at XM's option. No liability exists to Motient or WorldSpace MC should such developments prove unsuccessful. XM maintains an accrual of $5,251,000 payable to WorldSpace MC, for quarterly royalty payments to be made.

   (e)   SATELLITE CONTRACT

   During the first half of 1999, XM and BSS amended the satellite contract to construct and launch XM's satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. XM expects to incur total payment obligations under this contract of approximately $541,300,000, which includes amounts XM expects to pay pursuant to the exercise of the option to build the ground spare satellite and certain financing costs and in-orbit incentive payments. On June 27, 2000, XM exercised the option to build the ground spare. As of June 30, 2001, XM had paid $470,012,000 under the Satellite contract with BSS and had accrued $212,000.

   (f)   TERRESTRIAL REPEATER SYSTEM CONTRACTS

   In August 1999, XM signed a contract with LCC International, Inc., a related party, calling for payments of approximately $115,000,000 for engineering and site preparation for the terrestrial repeater system. In January 2001, the contract was amended and the estimated contract value was reduced to $107,500,000. As of June 30, 2001, XM has paid $81,748,000 under this contract, and accrued an additional $17,240,000. XM has entered into tower construction agreements with various companies, which will provide certain services that LCC International, Inc. was to provide. XM also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters. Payments under this contract are expected to be approximately $128,000,000. As of June 30, 2001, XM had paid $64,184,000 and accrued an additional $2,552,000 under this contract.

   (g)   GENERAL MOTORS DISTRIBUTION AGREEMENT

   XM has signed a long-term distribution agreement with the OnStar division of General Motors providing for the installation of XM radios in General Motors vehicles. During the term of the agreement, which expires 12 years from the commencement date of XM's commercial operations, General Motors has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. XM will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-General Motors vehicles that are sold for use in the United States. XM has significant annual, fixed payment obligations to General Motors for four years following commencement of commercial service. These payments approximate $35,000,000 in the

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   aggregate during this period. Additional annual fixed payment obligations beyond the initial four years of the contract term range from less than $35,000,000 to approximately $130,000,000 through 2009, aggregating approximately $400,000,000. In order to encourage the broad installation of XM radios in General Motors vehicles, XM has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to General Motors when the owners of General Motors vehicles with installed XM radios become subscribers for XM's service. XM must also share with General Motors a percentage of the subscription revenue attributable to General Motors vehicles with installed XM radios, which percentage increases until there are more than 8 million General Motors vehicles with installed XM radios. XM will also make available to General Motors bandwidth on XM's systems. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio's service. The agreement is subject to renegotiation if, four years after the commencement of XM's commercial operations and at two-year intervals thereafter GM does not achieve and maintain specified installation levels of General Motors vehicles capable of receiving XM's service, starting with 1,240,000 units after four years, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiation. General Motors' exclusivity obligations will discontinue if, four years after XM commences commercial operations and at two-year intervals thereafter, XM fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market.

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

   (i)   JOINT DEVELOPMENT AGREEMENT

   On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against XM in the United States District Court for the Southern District of New York, alleging that XM was infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought money damages to the extent XM manufactured, used or sold any product or method claimed in their patents and injunctive relief. On February 16, 2000, this suit was resolved in accordance with the terms of a joint development agreement between XM and Sirius Radio and both companies agreed to cross-license their respective property. Each party is obligated to fund one half of the development cost for a unified standard for satellite radios. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts for these fees or credits will be determined over time by agreement of the parties or by arbitration. The parties have yet to agree on the validity, value, use, importance, and available alternatives of their respective technologies. If the parties fail to reach agreement, the fees or credits may be determined through binding arbitration. The companies have agreed to seek arbitration to resolve issues with respect to certain existing technology. If this agreement is terminated before the value of the license has been determined due to XM's failure to perform a material covenant or obligation, then this suit could be refiled

   (j)   SALES, MARKETING AND DISTRIBUTION AGREEMENTS

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

We are in the development stage. We expect to emerge from the development stage following the commercial launch of our service and generation of significant revenue from that service. Since our inception in December 1992, we have devoted our efforts to establishing and commercializing the XM Radio system. Our activities were fairly limited until 1997, when we pursued and obtained regulatory approval from the FCC to provide satellite radio service. Our principal activities to date have included

     o   designing and developing the XM Radio system;

     o launching of our satellites, "Rock" and "Roll", thereby completing our space constellation

     o   completing our state-of-the-art broadcast studio facilities

     o   completing our ground segment

     o   continuing our terrestrial network build-out

     o negotiating contracts with specialty programmers, radio manufacturers and car manufacturers;

     o   developing technical standards and specifications;

     o   conducting market research;

     o   conducting tests of XM radios on the XM radio system; and

     o   securing financing for working capital and capital expenditures.

We have incurred substantial losses to date and expect to continue to incur significant losses for the foreseeable future as we continue to design, develop and deploy the XM Radio system and for some period following our commencement of commercial operations.

We capitalize all costs related to our satellite contract and our FCC license, including all applicable interest. These capitalized costs will be depreciated over the estimated useful lives of the satellites and ground control stations. Depreciation of our satellites commenced in May and June, 2001. Depreciation of our satellite control facilities and terrestrial repeaters and the amortization of our FCC license will commence upon commercial operations.

After we begin commercial operations, which we are targeting for September, 2001, we anticipate that our revenues will consist primarily of customers' subscription fees and advertising revenues.

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

In the first and second quarter of 2001

     o Holdings completed a follow-on offering of 7,500,000 shares of its Class A common stock, which yielded net proceeds of $72.0 million;

     o Holdings completed a concurrent offering of $125.0 million of 7.75% convertible subordinated notes due 2006, convertible into shares of Class A common stock at a conversion price of $12.23 per share, which yielded net proceeds of $120.7 million.

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

Through June 30, 2001, the proceeds from these offerings were contributed by Holdings to XM except for $25.7 million, which remains at Holdings.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000



                                                     Holdings & Subsidiaries               XM & Subsidiaries
                                                        Three months ended                 Three months ended
                                                             June  30,                           June 30,
                                                      2001               2000              2001            2000
                                                   ----------         ----------        ----------      ----------
                                                                           (in thousands)
Research and development.....................         $  2,771           $   219         $  2,771        $   219
Professional fees............................            3,660             5,193            3,660          5,155
General and administrative expenses..........           35,663             8,525           35,663          8,462
Interest income..............................            4,708             8,849            4,466          8,840
Interest expense.............................           (1,092)               --             (818)            --
Net loss.....................................          (38,478)           (5,088)         (38,446)        (4,996)


XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

RESEARCH AND DEVELOPMENT. Research and development expenses increased to approximately $2.8 million for the three months ended June 30, 2001, compared with approximately $0.2 million for the three months ended June 30, 2000. The increase in the research and development expenses primarily resulted from the activity relating to our system technology development, including chipset design and uplink technology. The final validation of our chipset by XM radio manufacturers (including Sony, Pioneer, Alpine and Delphi-Delco) was completed and the production of the chipsets commenced in the second quarter of 2001. We expect research and development to trend downward during the remainder of 2001.

PROFESSIONAL FEES. Professional fees decreased to approximately $3.7 million for the three months ended June 30, 2001, compared with $5.2 million for the three months ended June 30, 2000. These expenses primarily reflect legal, regulatory and marketing expenses as we engage consultants, including incurring $0.5 million and $3.2 million for enterprise information technology consultants during the quarters ended June 30, 2001 and 2000, respectively. The decrease in professional fees primarily resulted from the increase in employee headcount and resulting reduction in the use of outside consultants. However, we expect the professional fees to trend upward as we continue to develop market strategies.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $35.7 million for the three months ended June 30, 2001, compared with $8.5 million for the three months ended June 30, 2000. The increase reflects increased headcount, facilities, and sales and marketing expenses. The remaining portion of the general and administrative expenses consist of other costs such as rent, travel, insurance, depreciation and amortization and supplies. We also recorded stock-based non-cash compensation charges of approximately $2.0 million and $1.6 million during the three months ended June 30, 2001 and 2000, respectively. We expect to continue to recognize quarterly non-cash compensation charges depending on the market value of Holdings' Class A common stock at the end of each quarter. We anticipate general and administrative expenses to continue to increase through commercial launch.

INTEREST INCOME. Interest income decreased from $4.7 million for the three months ended June 30, 2001, compared with $8.8 million for the three months ended June 30, 2000. The decrease was the result of the expenditures for the system under construction, other capital expenditures and operating expenses exceeding the average balances of cash and cash equivalents during the three months ended June 30, 2001 versus the three months ended June 30, 2000.

INTEREST EXPENSE. We incurred interest costs of $15.3 million and $13.3 million associated with our FCC license and the XM Radio system during the three months ended June 30, 2001 and 2000, respectively. Of these amounts, we capitalized $14.2 million and $13.3 million associated with our FCC license and the XM Radio system and expensed $1.1 million and $0 during the three months ended June 30, 2001 and 2000, respectively, as the interest capitalization threshold was exceeded. We expect interest expense to trend upward for the remainder of 2001.

NET LOSS. The net loss for the three-month periods ended June 30, 2001 and 2000 was $38.5 million and $5.1 million, respectively. The increase in net losses for the three months ended June 30, 2001, compared with the three months ended June 30, 2000, reflects additional general and administration expenses, primarily due to increased headcount, facility, and sales and marketing expenses in preparation for commercial launch.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

The results of operations for XM and its subsidiaries were substantially the same as the results for Holdings and its subsidiaries discussed above.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000


                                                     Holdings & Subsidiaries              XM & Subsidiaries
                                                         Six months ended                  Six months ended
                                                             June  30,                         June 30,
                                                      2001               2000              2001            2000
                                                   ----------         ----------        ----------      ----------
                                                                           (in thousands)
Research and development.....................        $  4,275          $  4,739         $  4,275         $  4,738
Professional fees............................           8,729            10,787            8,729           10,713
General and administrative expenses..........          71,214            15,300           71,056           15,237
Interest income..............................           9,884            12,999            9,210           12,983
Interest expense.............................          (1,092)               --             (818)              --
Net loss.....................................         (75,426)          (17,827)         (75,668)         (17,705)


XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

RESEARCH AND DEVELOPMENT. Research and development expenses decreased from approximately $4.3 million for the six months ended June 30, 2001, compared with approximately $4.7 million for the six months ended June 30, 2000. The decrease in the research and development expenses primarily resulted from the activity relating to our system technology development, including chipset design and uplink technology. The final validation of our chipset by XM radio manufacturers (including Sony, Pioneer, Alpine and Delphi-Delco) was completed and the production of the chipsets commenced in the second quarter of 2001. We expect research and development to trend downward during the remainder of 2001.

PROFESSIONAL FEES. Professional fees decreased to approximately $8.7 million for the six months ended June 30, 2001, compared with $10.8 million for the six months ended June 30, 2000. These expenses primarily reflect legal, regulatory and marketing expenses as we engage consultants, including incurring $3.1 million and $5.6 million for enterprise information technology consultants during the six months ended June 30, 2001 and 2000, respectively. The decrease in professional fees primarily resulted from the increase in employee headcount and resulting reduction in the use of outside consultants. However, we expect the professional fees to trend upward as we continue to develop market strategies.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $71.2 million for the six months ended June 30, 2001, compared with $15.3 million for the six months ended June 30, 2000. The increase reflects increased headcount, facilities, and sales and marketing expenses. The remaining portion of the general and administrative expenses consist of other costs such as rent, travel, insurance, depreciation and amortization and supplies. We also recorded stock-based non-cash compensation charges of approximately $2.4 million and $2.3 million during the six months ended June 30, 2001 and 2000, respectively. We expect to continue to recognize quarterly non-cash compensation charges depending on the market value of Holdings' Class A common stock at the end of each quarter. We anticipate general and administrative expenses to continue to increase through commercial launch.

INTEREST INCOME. Interest income decreased from $9.9 million for the six months ended June 30, 2001, compared with $13.0 million for the six months ended June 30, 2000. The decrease was the result of higher expenditures for the system under construction, other capital expenditures and operating expenses, which exceeded the average balances of cash and cash equivalents during the six months ended June 30, 2001 versus the six months ended June 30, 2000.

INTEREST EXPENSE. We incurred interest costs of $28.7 million and $15.5 million associated with our FCC license and the XM Radio system during the six months ended June 30, 2001 and 2000, respectively. Of these amounts, we capitalized $27.6 million and $15.5 million associated with our FCC license and the XM Radio system and expensed $1.1million and $0 during the six months ended June 30, 2001 and 2000, respectively, as the interest capitalization threshold was exceeded. We expect interest expense to trend upward for the remainder of 2001.

NET LOSS. The net loss for the six-month periods ended June 30, 2001 and 2000 was $75.4 million and $17.8 million, respectively. The increase in net losses for the six months ended June 30, 2001, compared with the six months ended June 30, 2000, reflects additional general and administration expenses, primarily due to increased headcount, facility, and sales and marketing expenses in preparation for commercial launch.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

The results of operations for XM and its subsidiaries were substantially the same as the results for Holdings and its subsidiaries discussed above.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, we had a total of cash and cash equivalents of $206.5 million, which excludes the $45.0 million of restricted investments, and working capital of $205.3 million, compared with cash and cash equivalents of $224.9 million, which excludes $45.6 million of restricted investments, and working capital of $212.1 million at December 31, 2000. The decreases in the respective balances are due primarily to the increasing capital expenditures and operating expenses for the six months ended June 30, 2001.

FUNDS REQUIRED FOR XM RADIO TO DATE

Since inception, we have raised an aggregate of $1.3 billion, net of expenses, interest reserve and repayment of debt. These funds are expected to be sufficient, in the absence of additional financing, to cover funding needs through commencement of commercial operations and into 2002. These funds have been used to acquire our FCC license, make required payments for our system, including the satellites, terrestrial repeater system, and ground networks, and for working capital and operating expenses.

SOURCES OF FUNDS

To date, we have raised, principally through Holdings, approximately $1.3 billion of net proceeds, net of expenses, interest reserve and repayment of debt. These funds have been used to acquire our FCC license, make required payments for our system, including the satellites, terrestrial repeater system, and ground networks, and for working capital and operating expenses.

       In the first and second quarters of 2001:

       o Holdings completed a follow-on offering of 7,500,000 shares of its Class A common stock, which yielded net proceeds of $72.0 million;

       o Holdings completed a concurrent offering of $125.0 million of 7.75% convertible subordinated notes due

           2006, convertible into shares of Class A common stock at a conversion price of $12.23 per share, which yielded net proceeds of $120.7 million;

Through June 30, 2001, the proceeds from these offerings were contributed by Holdings to XM except for $25.7 million, which remains at Holdings.

USES OF FUNDS

To date, we have paid $935.7 million in capital expenditures and incurred $211.7 million in operating expenses.

SATELLITE CONTRACT. Under our satellite contract, Boeing Satellite Systems International, Inc. ("BSS" - formerly Hughes Space and Communications, Inc.) delivered two satellites in orbit and will complete construction of a ground spare satellite. BSS will also provide ground equipment and software to be used in the XM Radio system and certain launch and operations support services. We expect that by commencement of commercial operations in September 2001, we will have had to pay an aggregate amount of approximately $472.6 million for these items and for BSS to complete the ground spare satellite. This amount does not include incentive payments, which will depend in part on projected satellite performance at the acceptance date. Such payments could total up to an additional $68.7 million over the useful lives of the satellites. As of June 30, 2001, we had paid approximately $470.0 million under our satellite contract and have recognized an additional $0.2 million in accrued milestone payments. On March 18, 2001, our first satellite, "XM Rock", was successfully launched into its geosynchronous orbit. On May 8, 2001, our second satellite, "XM Roll", was successfully launched into its geosynchronous orbit. We accepted in-orbit delivery of the satellites from BSS on May 15, 2001 for "Rock" and June 28, 2001 for "Roll".

LAUNCH INSURANCE. As of June 30, 2001, we had launched both of our satellites and paid $44.1 million with respect to launch insurance, which has been capitalized to the system under construction.

TERRESTRIAL REPEATER SYSTEM. Based on the current design of the XM Radio system and existing contracts, we estimate that through our expected commencement of operations in September 2001 we will incur aggregate costs of approximately $263.3 million for a terrestrial repeater system. We expect these costs to cover the capital cost of the design, development and installation of a system of terrestrial repeaters to cover approximately 70 cities and metropolitan areas. In August 1999, we signed a contract with LCC International, Inc., a related party, calling for payments of approximately $115.0 million for engineering and site preparation. In January 2001, the contract was amended and the estimated contract value was reduced to $107.5 million. As of June 30, 2001, we had paid $81.7 million under this contract and accrued an additional $17.2 million. We also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters. Payments under this contract are expected to be approximately $128.0 million. As of June 30, 2001, we had paid $64.2 million and accrued an additional $2.6 million under this contract.

GROUND SEGMENT. Based on the design of the XM Radio system and available research, we expect to incur ongoing ground segment costs through the expected commencement of operations in September 2001. We expect these costs will cover the satellite control facilities, programming production studios and various other equipment and facilities. As of June 30, 2001, we had incurred $88.9 million with respect to the ground segment.

FCC LICENSE. In October 1997, we received one of two satellite radio licenses issued by the FCC. We have paid approximately $90.0 million for this license, including the initial bid right. There are no further payments required relating to the license.

PURCHASE OF THE BUILDING. In May 2001, we entered into a definitive agreement to purchase our headquarters for $34.0 million. This transaction is expected to close in the third quarter of 2001.

OPERATING EXPENSES AND WORKING CAPITAL REQUIREMENTS. In addition to the above capital needs, we will require funds for working capital, operating expenses and royalty payments through targeted commercial launch in September 2001. From inception through June 30, 2001, we have incurred total expenses, net of interest income, of $182.0 million.

JOINT DEVELOPMENT AGREEMENT FUNDING REQUIREMENTS. We may require additional funds to pay license fees or make contributions towards the development of the technologies used to develop a unified standard for satellite radios under our joint development agreement with Sirius Radio. Each party is obligated to fund one half of the development cost for such technologies. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts of these fees or credits will be determined over time by agreement of the parties or by arbitration. The companies have agreed to seek arbitration to resolve issues with respect to certain existing technology. We cannot predict at this time the amount of license fees or contribution payable by us or Sirius Radio or the size of the credits to us and Sirius Radio from the use of the other's technology. This may require significant additional capital.

FUNDS REQUIRED FOLLOWING COMMENCEMENT OF COMMERCIAL OPERATIONS

We expect to need significant additional funds following commencement of commercial operations to cover our cash requirements before we generate sufficient cash flow from operations to cover our expenses. We estimate that our existing resources, including proceeds of offerings concluded in March 2001, would be sufficient in the absence of additional financing to cover our estimated funding needs into 2002, including $150-$175 million required through the end of 2001 to be used for marketing, system operating expenses and general corporate purposes. After 2001, we anticipate that we will need an additional $250-$300 million through 2002, and we will require additional funding thereafter. These amounts are estimates, and may change, and we may need additional financing in excess of these estimates. Funds will be needed to cover operating expenses, marketing and promotional expenses including an extensive marketing campaign in connection with the launch of our service, distribution expenses, programming costs and any further development of the XM Radio system that we may undertake after operations commence. Marketing and distribution expenses are expected to include joint advertising and joint development with and manufacturing subsidies of certain costs of some of our manufacturers and distribution partners. We cannot estimate the total amount of these operational, promotional, subscriber acquisition, joint development and manufacturing costs and expenses, since they vary depending upon different criteria, but they are expected to be substantial.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS 141"), BUSINESS COMBINATIONS, and Statement No. 142 ("SFAS 142"), GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill and other intangibles with indefinite lives, and requires periodic evaluations of impairment of goodwill and other intangible balances. SFAS 142 is effective on January 1, 2002. The Company is currently assessing the impacts of the adoption of these standards and does not believe that SFAS 141 will have an impact on its current operations, but that SFAS 142 will have a material effect on operations in 2002.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2001, we do not have any derivative financial instruments and do not intend to use derivatives. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. Our long-term debt includes fixed interest rates and the fair market value of the debt is sensitive to changes in interest rates. We run the risk that market rates will decline and the required payments will exceed those based on current market rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. Additionally, we believe that our exposure to interest rate risk is not material to our results of operations.

PART II:   OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against us in the United States District Court for the Southern District of New York, alleging that we were infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought money damages to the extent we manufactured, used or sold any product or method claimed in their patents and injunctive relief. This suit was dismissed without prejudice in February 2000 in accordance with the terms of a joint development agreement between XM Satellite Radio Inc. and Sirius Radio in which both companies agreed to develop a unified standard for satellite radios and license our respective intellectual property, including the patents that were the subject of the suit, for use in this joint development. Each party is obligated to fund one half of the development cost. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts for these fees or credits will be determined over time by agreement of the parties or by arbitration. The parties have yet to agree on the validity, value, use, importance, and available alternatives of their respective technology. The companies have agreed to seek arbitration to resolve issues with respect to certain existing technology. If this agreement is terminated before the value of the licenses has been determined due to our failure to perform a material covenant or obligation, then this suit could be refiled.

Item 2. Changes in Securites and Use of Proceeds.

         In May 2001, Holdings issued a warrant to CNBC, Inc. excercisable for up to an aggregate of 90,000 shares of Holdings' Class A common stock. This warrant will vest in equal installments upon the first, second and third anniversaries of our commencement of commercial operations. The exercise price of the warrant is $26.50. The issuance of this warrant to CNBC was exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders was held on May 24, 2001. At the annual meeting, the stockholders voted on the following matters:

----------------------------------------------------- ---------------- --------------- ----------------
                                                            Votes           Votes       Votes Abstained
                                                             For           Against
----------------------------------------------------- ---------------- --------------- ----------------
ELECTION OF TEN DIRECTORS TO BOARD OF DIRECTORS
----------------------------------------------------- ---------------- --------------- ----------------
Gary M. Parsons                                         85,771,718        390,318
----------------------------------------------------- ---------------- --------------- ----------------
Hugh Panero                                             85,327,099        834,937
----------------------------------------------------- ---------------- --------------- ----------------
Nathaniel A. Davis                                      84,931,238       1,230,798
----------------------------------------------------- ---------------- --------------- ----------------
Thomas J. Donohue                                       85,817,308        344,728
----------------------------------------------------- ---------------- --------------- ----------------
Randall T. Mays                                         84,979,493       1,182,543
----------------------------------------------------- ---------------- --------------- ----------------
Pierce J. Roberts, Jr.                                  85,819,684        342,352
----------------------------------------------------- ---------------- --------------- ----------------
Randy S. Segal                                          85,817,094        344,942
----------------------------------------------------- ---------------- --------------- ----------------
Jack Shaw                                               85,817,849        344,187
----------------------------------------------------- ---------------- --------------- ----------------
Rajendra Singh                                          84,934,810       1,227,226
----------------------------------------------------- ---------------- --------------- ----------------
Ronald L. Zarrella                                      84,927,913       1,234,123
----------------------------------------------------- ---------------- --------------- ----------------

----------------------------------------------------- ---------------- --------------- ----------------
To approve an amendment to the XM Satellite Radio       69,842,285       3,929,040         18,370
Holdings Inc. 1998 Shares Award Plan to increase
the number of shares of Class A common stock that
may be issued under the plan from 5,000,000 to
8,000,000 shares

----------------------------------------------------- ---------------- --------------- ----------------

----------------------------------------------------- ---------------- --------------- ----------------
To approve an amendment to the XM Satellite Radio       73,411,875        367,095          10,725
Holdings Inc. Employee Stock Purchase Plan to
increase the number of shares of Class A common
stock that may be issued under the plan from
300,000 to 600,000 shares

----------------------------------------------------- ---------------- --------------- ----------------

----------------------------------------------------- ---------------- --------------- ----------------
To ratify the Board of Directors' appointment of        85,923,321        230,555           8,160
KPMG LLP as the independent public accountants of
XM Satellite Radio Holdings Inc. for the 2001
fiscal year

----------------------------------------------------- ---------------- --------------- ----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------
3.1^        Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc.

3.2^        Restated Bylaws of XM Satellite Radio Holdings Inc.

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

4.17        Warrant to purchase shares of Holdings' Class A common stock, dated May 2001, issued to CNBC, Inc.

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

10.3^       Note Purchase Agreement, dated June 7, 1999, by and between XM Satellite Radio Holdings Inc., XM
            Satellite Radio Inc., Clear Channel Communications, Inc., DIRECTV Enterprises, Inc., General Motors
            Corporation, Telcom-XM Investors, L.L.C., Columbia XM Radio Partners, LLC, Madison Dearborn Capital
            Partners III, L.P., Madison Dearborn Special Equity III, L.P., and Special Advisors Fund I, LLC
            (including form of Series A subordinated convertible note of XM Satellite Radio Holdings Inc. attached as Exhibit A thereto).

10.4^*      Technology Licensing Agreement by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc.,
            WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1,
            1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999.

10.5^*      Technical Services Agreement between XM Satellite Radio Holdings Inc. and American Mobile Satellite
            Corporation, dated as of January 1, 1998, as amended by Amendment No. 1 to Technical Services Agreement, dated June 7, 1998.


10.6^*      Satellite Purchase Contract for In-Orbit Delivery, by and between XM Satellite Radio Inc. and Hughes
            Space and Communications International Inc., dated July 21, 1999.

10.7^*      Amended and Restated Agreement by and between XM Satellite Radio Inc. and STMicroelectronics Srl, dated
            September 27, 1999.

10.8^*      Distribution Agreement, dated June 7, 1999, between OnStar, a division of General Motors Corporation, and
            XM Satellite Radio Inc.

10.9^*      Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and DIRECTV,
            INC.

10.10^*     Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear
            Channel Communication, Inc.

10.11^*     Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and TCM, LLC.

10.12       Intentionally omitted.

10.13       Intentionally omitted.

10.14       Intentionally omitted.

10.15^      Form of Letter Agreement with Senior Vice Presidents.

10.16       Intentionally omitted.

10.17^      Form of Indemnification Agreement between XM Satellite Radio Holdings Inc. and each of its directors and executive officers.

10.18       1998 Shares Award Plan (incorporated by reference to Holdings' Registration Statement on Form S-8, File
            No. 333-65020).

10.19^      Form of Employee Non-Qualified Stock Option Agreement.

10.20^*     Firm Fixed Price Contract #001 between XM Satellite Radio Inc. and the Fraunhofer Gesellschaft zur
            Foderung Der angewandten Forschung e.V., dated July 16, 1999.

10.21^*     Contract for Engineering and Construction of Terrestrial Repeater Network System by and between XM
            Satellite Radio Inc. and LCC International, Inc., dated August 18, 1999.

10.22       Employee Stock Purchase Plan (incorporated by reference to Holdings' Registration Statement on Form S-8,
            File No. 333-65020).

10.23^      Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated
            July 16, 1999.

10.24^      Non-Qualified Stock Option Agreement between Hugh Panero and XM Satellite Radio Holdings Inc., dated
            July 1, 1998, as amended.

10.25^      Form of Director Non-Qualified Stock Option Agreement.

10.26^      Lease between Consortium One Eckington, L.L.C. and XM Satellite Radio Inc., dated September 29, 1999.


10.27       Intentionally omitted.

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

10.30       XM Satellite Radio Holdings Inc. Talent Option Plan (incorporated by reference to Holdings' Registration
            Statement on Form S-8, File No. 333-65022).

10.31       Employment Agreement, dated as of June 1, 2001, between XM Satellite Radio Holdings Inc. and Hugh Panero.

10.32       Form of Employment Agreement, dated as of July 1, 2001, between XM Satellite Radio Holdings Inc. and
            Gary Parsons.


----------------
^ Incorporated by reference to Holdings' Registration Statement on Form S-1, File No. 333-83619.
* Pursuant to the Commission's Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.


(b)     Reports on Form 8-K:

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              XM SATELLITE RADIO HOLDINGS INC.
                                     (Registrant)

     August 13, 2001          By: /s/ Heinz Stubblefield
                              -----------------------------------
                               Heinz Stubblefield
                              Senior Vice President and Chief Financial Officer
                              (principal financial and accounting officer)



                              XM SATELLITE RADIO INC.
                                     (Registrant)

     August 13, 2001          By: /s/ Heinz Stubblefield
                              -----------------------------------
                               Heinz Stubblefield
                              Senior Vice President and Chief Financial Officer
                              (principal financial and accounting officer)