Form 10-K405
period 2001-12-31
XM SATELLITE RADIO HOLDINGS INC
filed 2002-03-19
CIK 1091530

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2001

                        XM SATELLITE RADIO HOLDINGS INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                     Commission file number      000-27441

                      DELAWARE                       54-1878819
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

           Securities registered pursuant to Section 12(g) of the Act:
                      Class A Common Stock, par value $.01
                 per share 8.25% Series B Convertible Redeemable
                    Preferred Stock, par value $.01 per share
                               (Title of Classes)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
---------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the registrant's Class A common stock as of March 15, 2002, is $786,676,660.

                             XM SATELLITE RADIO INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                 Commission file number               333-39178

                  DELAWARE                            52-1805102
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

                            1500 ECKINGTON PLACE NE,
                            WASHINGTON, DC 20002-2194
                            -------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                  202-380-4000
                                  ------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act
                                 Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No
---------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock held by non-affiliates of the registrant as of March 15, 2002 is $0.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)                                       (Outstanding as of March 15, 2002)
                        XM SATELLITE RADIO HOLDINGS INC.
                        --------------------------------

CLASS A COMMON STOCK, $0.01 PAR VALUE                          75,290,724 SHARES

                             XM SATELLITE RADIO INC.
                             -----------------------

COMMON STOCK, $0.10 PAR VALUE                                125 SHARES
                                                  (all of which are issued to XM
                                                  Satellite Radio Holdings Inc.)



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Annual Meeting of Stockholders of XM Satellite Radio Holdings Inc. to be held on May 23, 2002, to be filed within 120 days after the end of XM Satellite Radio Holdings Inc.'s fiscal year, are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
PART I
              Item 1.  Business .......................................................................     1
              Item 2.  Property .......................................................................    19
              Item 3.  Legal Proceedings ..............................................................    19
              Item 4.  Submission of Matters to a Vote of Security Holders ............................    19

PART II
              Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters .........    20
              Item 6.  Selected Consolidated Financial Data ...........................................    21
              Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
                       Operations .....................................................................    23
              Item 7A. Quantitative and Qualitative Disclosures about Market Risk .....................    33
              Item 8.  Financial Statements and Supplementary Data ....................................    34
              Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
                       Disclosure .....................................................................    34
PART III
              Item 10. Directors and Executive Officers of the Registrant .............................    35
              Item 11. Executive Compensation .........................................................    35
              Item 12. Security Ownership of Certain Beneficial Owners and Management .................    35
              Item 13. Certain Relationships and Related Transactions .................................    35

PART IV
              Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on
                       Form 8-K .......................................................................    36
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ............................................................   F-1

     Except for any historical information, the matters we discuss in this Form 10-K contain forward-looking statements. Any statements in this Form 10-K that are not statements of historical fact, are intended to be, and are, "forward-looking statements" under the safe harbor provided by Section 27(a) of the Securities Act of 1933. Without limitation, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. The important factors we discuss below and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other factors identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Form 10-K.

                                EXPLANATORY NOTE

     This annual report is filed jointly by XM Satellite Radio Holdings Inc. ("Holdings") and XM Satellite Radio Inc. ("XM"). XM is a wholly-owned subsidiary of Holdings. Unless the context requires otherwise, the terms "we," "our" and "us" refer to Holdings and its subsidiaries. This report on Form 10-K contains separate financial statements for each of Holdings and XM. The management's discussion and analysis section has been combined, focusing on the financial condition and results of operations of Holdings but including an explanation of any significant differences between the companies.

                                     PART I

ITEM 1. BUSINESS

Overview

     We seek to become a premier nationwide provider of audio entertainment and information programming for reception by vehicle, home and portable radios. Through our two high-power satellites "Rock" and "Roll," our XM Radio service offers 100 channels of music, news, talk, sports and children's programming developed by us or third parties for a monthly subscription price of $9.99. We believe XM Radio appeals to consumers because of our clear sound quality from digital signal radios, extensive variety of programming and nationwide coverage. We will build a subscriber base for XM Radio through multiple distribution channels, including an exclusive distribution arrangement with General Motors, other automotive manufacturers, car audio dealers and national electronics retailers. We launched commercial service in Dallas/Ft. Worth and San Diego on September 25, 2001. We continued our rollout through the southeastern and southwestern U.S. during October and we became the first nationwide satellite radio service on November 12, 2001.

     We transmit the XM Radio signal throughout the continental United States from "Rock" and "Roll." We have a network of terrestrial repeaters, which are ground-based electronics equipment that receive and re-transmit the satellite signals to augment our satellite signal coverage. Mass production of chipsets and XM radios has commenced to meet expected demand. XM radios are now available under the Sony, Pioneer and Alpine brand names at national consumer electronics retailers, such as Circuit City, Best Buy, participating Radio Shack dealers and franchisees, Sears and others.

     We offer our consumers a unique listening experience by providing 100 channels of programming, coast-to-coast coverage and clear sound with our digital signals. Our 100 channels include diverse programming tailored to appeal to a large audience, including urban and rural listeners of virtually all ages, and to specific groups that our research has shown are most likely to subscribe to our service. We have original music and talk channels created by XM Originals, our in-house programming unit, and channels created by well-known providers of brand name programming, including MTV, VH1, ESPN Radio, Radio Disney, CNN, CNBC, USA Today, Fox News, BET, E!, Radio One, Clear Channel, and Hispanic Broadcasting Corporation. We have a team of programming professionals with a successful record of introducing new radio formats and building local and national listenership.

     In addition to our subscription fee, we generate revenues from sales of limited advertising time on a number of channels. XM Radio offers a new national radio platform for advertisers that solves many of the problems associated with buying radio advertising nationally on a spot or syndicated basis. Through affinity and niche programming, we offer advertisers an effective way to aggregate geographically disparate groups of listeners in their targeted demographic markets.

     Market data show strong demand for radio service. Over 75% of the entire United States population age 12 and older listens to the radio daily, and over 95% listens to the radio weekly. However, many radio listeners have access to only a limited number of radio stations and listening formats offered by traditional AM/FM radio. We expect XM Radio to be attractive to underserved radio listeners who want expanded radio choices. Market studies conducted for us project that as many as 49 million people may subscribe to satellite radio by 2012. We believe, based on our own recent surveys and work with focus groups, that there is a significant market for XM Radio.

     We have raised $1.5 billion of equity and debt net proceeds to date from investors and strategic partners; we are funded into the fourth quarter of 2002; our strategic and financial investors include General Motors, Hughes Electronics Corporation, Clear Channel Communications, DIRECTV, Telcom Ventures, Columbia Capital, Madison Dearborn Partners, American Honda and AEA Investors. We hold one of only two licenses issued by the Federal Communications Commission to provide satellite digital audio radio service in the United States.

Market Opportunity

     We believe that there is a significant market for our satellite radio service. Market studies show strong demand for radio service, as evidenced by radio listening trends, data relating to sales and distribution of radios and the general growth in radio advertising. In addition, we note that in many markets audio programming choices are limited to mass appeal formats. We believe our national subscription service complements traditional local radio. Moreover, the success of subscription entertainment services in other media such as cable television and satellite television further indicate potential for significant consumer demand for satellite radio services.

   Radio Listening

     On average, adults listen to the radio 3.1 hours a day, with the amount of radio listening fairly evenly distributed across gender and age groups. The percentage of people listening to radio is also high. Market data show that over 75% of the entire United States population age 12 and older listen to the radio daily, and over 95% listen on a weekly basis (Radio Marketing Guide and Factbook for Advertisers, Radio Advertising Bureau, 2000-2001).

   Radio Sales and Distribution

     A large number of radios are sold in the United States on an annual basis. In 1999, radio manufacturers sold over 29 million car radios, including 17 million original equipment automobile radios and 11 million aftermarket automobile radios, as well as 1.2 million aftermarket automobile CD changers. Original equipment radios are installed in new cars; aftermarket radios are installed in the automobile after purchase. Based on these statistics, each additional one million subscribers would represent less than 3.5% of the new original equipment manufacturer and aftermarket car radios brought to market annually and would generate incremental subscription revenues, at $9.99 per month, of approximately $120 million.

   Radio Advertising

     The continued popularity of radio is also reflected in the growth of radio advertising. The Radio Advertising Bureau estimates that radio advertising revenue in 2000 climbed to $19 billion, an increase of 12% over 1999. Although radio advertising has fallen with the economic downturn since September 11, 2001, there have been recent indications of renewed growth of radio advertising.

   Current Limitations on Programming Choice

     Many consumers have access to a limited number of stations and programming formats offered by traditional AM/FM radio. Our service is expected to be attractive to underserved radio listeners who want expanded radio choices.

     Limited Number of Radio Stations. The number of radio stations available to many consumers in their local market is limited in comparison to the 100 channels we offer on a nationwide basis. In 2000, there were only 49 AM/FM radio stations as listed by Arbitron broadcasting in New York City, the largest radio market in the United States, many of which are of the same five formats. In fact, many metropolitan areas outside the largest 50 markets, such as Jacksonville, FL, Louisville, KY, and Oklahoma City, OK, have 30 or fewer AM/FM radio stations as listed by Arbitron (American Radio, Winter 2001 Ratings Report, Duncan's American Radio, 2001).

     We estimate that our coast-to-coast service reaches over 108 million listeners age 12 and over who are beyond the range of the largest 50 markets as measured by Arbitron. Of these listeners, 45 million live beyond the largest 286 markets (2001 Market Rankings, The Arbitron Company). In addition, there are 22 million people age 12 and above who receive five or fewer stations (The Satellite Report 1999, C. E. Unterberg, Towbin).

     Limited Programming Formats. We believe that there is significant demand for a satellite radio service that expands the current programming choices available to these potential listeners. Over 48% of all commercial radio stations use one of only three general programming formats--country, news/talk/sports, and adult contemporary (Veronis, Suhler & Associates Communications Industry Forecast 2001). Over 71% of all commercial radio stations use one of only five general formats--the same three, plus oldies and religion. The small number of available programming choices means that artists representing niche music formats likely receive little or no airtime in many markets. Radio stations prefer featuring artists they believe appeal to the broadest market. However, according to the Recording Industry Association of America, recorded music sales of niche music formats such as classical, jazz, movie and Broadway soundtracks, new age, children's programming and others comprised up to 21% of total recorded music sales in 2000 (2000 Consumer Profile).

   Demand for Subscription Services and Products

     Penetration data relating to cable, satellite television, and premium movie channels suggest that consumers are willing to pay for services that dramatically expand programming choice or enhance quality. There are more than
13.7 million digital cable subscribers and 18.5 million satellite television subscribers as of 2001. As of December 2001, 69% of TV households subscribe to basic cable television, and 17.5% of TV households subscribe to satellite television (National Cable Television Association website and skyreport.com website).

   Demand for Satellite Radio Services

     Several studies have been conducted demonstrating the demand for satellite radio service.

     In June 1999, we commissioned Strategic Marketing And Research Techniques (SMART), a leading market research company and Dr. Frank M. Bass, a leading authority on the diffusion of new products and inventor of the Bass curve, to estimate the demand for satellite radio based on survey data and historical information. SMART surveyed 1,800 people ages 16 and over. The study concluded that as many as 49 million people may subscribe to satellite radio by 2012, assuming a $9.99 monthly subscription fee and a radio price point of $150-$399 depending upon the type of car or home unit chosen. The study also anticipates that satellite radio will grow even faster than DBS.

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

   Initial Demand for XM Radio Service

     Initial consumer response to our service has been positive. During the initial 60-day period following our national launch, we exceeded 30,000 subscribers, which represents a faster adoption rate than for any other consumer audio product introduced over the past 20 years, such as CD players and DVD players. Furthermore, based on a random telephone survey of a limited number of our initial subscribers, the vast majority rated our overall service and sound quality "excellent," and nearly all indicated that XM was a "good" or "excellent" value. We have also found a broad initial appeal of our service across age groups, with people in their twenties, thirties, forties and fifties each representing comparable percentages of XM subscribers.

The XM Radio Service

     We have designed the XM Radio service to address the tastes of each of our targeted market segments through a combination of niche and broad appeal programming. We believe that our distinctive approach to programming, combined with digital quality sound and virtually seamless signal coverage throughout the continental United States, will make our service appealing to customers and position us to become the leading provider of the next generation of radio.

   We Are Differentiating XM Radio from Traditional AM/FM Radio

     Local radio stations, even those which are part of national networks, focus on maximizing listener share within local markets. This limits the types of programming they can profitably provide to mass appeal formats. In contrast, our nationwide reach and ability to provide 100 channels in each radio market allows us to aggregate listeners from markets across the country, expanding the types of programming we can provide. The following chart indicates differences between XM Radio and traditional AM/FM radio.

---------------------------------------------------------------------------------------------------------------

                                                XM Radio                          Traditional AM/FM Radio
More convenience                        Virtually seamless signal coverage      Local area coverage

--------------------------------------------------------------------------------------------------------------
                                      in the United States
More Choice                           100 channels with an extensive          Limited formats in many markets
                                      variety of programming
Improved audio quality                Digital quality sound                   Analog AM/FM quality sound
Fewer commercials                     Average 6 minutes per hour; over        Average 13-17 minutes per hour
                                      30 music channels commercial-free
More information about music          Text display with title/name of         No visual display
                                      song/artist

--------------------------------------------------------------------------------------------------------------

     We are further differentiating XM Radio from traditional AM/FM radio in the following ways.

     Provide music formats unavailable in many markets. XM Radio offers many music formats that are popular but currently unavailable in many markets. More than 48% of all commercial radio stations in markets measured by Arbitron use one of only three programming formats: country; adult contemporary; or news/talk/sports. Even major markets do not always offer a full complement of formats. We offer many types of music with significant popularity, as measured by recorded music sales and concert revenues, that are unavailable in many traditional AM/FM radio markets. Such music includes classical recordings and popular blues and rap music that have retail appeal but are not commonly played on traditional AM/FM radio. We have channels devoted to popular musical styles that are not currently heard in many small and medium sized markets, such as heavy metal, modern electronic dance, disco and blues.

     Superserve popular music formats. We offer more specific programming choices than traditional AM/FM radio generally offers for even the most popular listening formats. For example, on traditional AM/FM radio oldies music is often generalized on a single format. We segment this category by offering several dedicated, era-specific formats. We also offer seven channels dedicated to urban formats and five distinct country music formats.

     Use more extensive playlists. Traditional AM/FM radio stations frequently use limited playlists that focus on artists and specific music that target the largest audience. With our large channel capacity and focus on specific formats, we strive to provide more variety to attract listeners dissatisfied with repetitive and/or limited playlist selection offered by traditional radio. For instance, instead of a single oldies station, we have channels devoted to the music of each decade from the 1940's to the 1990's. In the rock genre, we have a channel dedicated to "deep tracks" not currently heard on rock radio stations.

     Deliver a wide range of ethnic and informational programming. We provide a variety of formats that target specific ethnic and special interest groups who are rarely served by traditional AM/FM radio. We believe by using our national platform to aggregate geographically disparate groups through affinity programming, we will provide advertisers a valuable way to market products and services to these groups by advertising on our affinity channels.

     Develop promotional opportunities with record companies, recording artists and radio personalities. Because of our nationwide coverage and resulting economies of scale, we are able to deliver a variety of national promotions and events that would not be cost effective or efficient on a market-by-market basis through traditional AM/FM radio distribution. Also, we hire and develop high profile talk and disc jockey talent capable of becoming the next generation of national radio stars with an influence on radio similar to the impact that the new breed of cable TV talk hosts has had on the television industry.

     Respond quickly when major music and cultural events occur. XM Radio programmers strive to respond quickly to changing musical tastes, seasonal music and emerging popular cultural events, such as Britney Spears, Elton John/Billy Joel and U2 tours, by providing listeners with extensive coverage utilizing our large channel capacity.

     Take advantage of digital's higher quality signal. There are several music formats that have strong demand but have been relegated to AM stations with weaker signals due to lack of available FM frequencies. By having specific channels dedicated to classic country, the 1940s and gospel, for example, we provide superior sound quality to formats that are traditionally found only on AM stations.

     Focus on special demands of mobile listeners. A significant percentage of radio listeners, such as truckers, routinely travel through two or more radio markets on a frequent basis. We believe these listeners will be attracted to a radio service with national coast-to-coast coverage. We are seeking to specifically identify and target the listening demands of this audience and have arrangements to include the programs of popular trucking radio personalities (for example, Bill Mack, Dale "the Truckin' Bozo" Sommers and Dave Nemo) on "Open Road," our channel dedicated to truckers. We have also arranged to have XM radios installed in trucks manufactured by leading trucking companies.

     Availability of commercial-free and limited-advertising channels. We believe that a significant portion of the listening market will pay to subscribe to a radio service that provided commercial-free channels and channels with reduced advertising, as demonstrated by the appeal of limited periods of non-stop music used by some traditional AM/FM stations. Therefore, we target this audience with over 30 commercial-free music channels covering popular music formats. In addition, our limited-advertising channels carry less than half the advertising spots of typical AM/FM stations.

     Use cross-promotion capability to market XM Radio. We dedicate a percentage of our advertising inventory across our channels to promote specific programming and brand loyalty. AM/FM radio stations traditionally promote on a single channel basis to build awareness.

Key Elements of Our Business

     We have developed a business strategy to become a premier nationwide provider of audio entertainment and information programming in the vehicle, home and portable markets. Our strategy includes the following elements:

Programming

     We offer 101 channels, including 71 music channels, 29 news, talk and information channels, and one preview channel. We believe that the quality and diversity of our programming will be a key driver of consumer interest in our service. To that end, we have developed a unique programming strategy that offers consumers

..    Original music and information channels created by XM Originals, our in-house programming unit;

..    Channels created by well-known providers of brand name programming; and

..    The availability of commercial-free and advertiser-supported channels.

     The following is a list of channels included in our current service offering.

          Channel Name                Channel Description
Preview   XM Preview                  XM Preview

Decades   The 40s                     Forties/Swing
          The 50s                     Fifties
          The 60s                     Sixties
          The 70s                     Seventies
          The 80s                     Eighties
          The 90s                     Nineties

Country   America                     Classic Country
          WSIX                        Nashville Country
          X Country                   Progressive Country
          Hank's Place                Traditional Country
          Bluegrass Junction          Bluegrass/Folk
          Highway 15                  Nonstop Country

Hits      20 on 20                    Top 20 Hits
          KISS                        LA Rock
          MIX                         Pop Mix
          The Heart                   Love Songs
          Lite                        Soft Rock
          MTV Radio                   Rock/Pop
          VH1 Radio                   Rock/Pop
          Cinemagic                   Movie Soundtracks
          On Broadway                 Showtunes
          U-Pop                       Euro Chart Hits
          Special X                   Special Topics
          The Torch                   Christian Rock
          The Fish                    Christian Pop
          On the Rocks                Cocktail Mix
          Ethel                       Alternative Hits

Rock      Deep Tracks                 Deep Album Rock
          Boneyard                    Hard Rock
          XM Liquid Metal             Heavy Rock
          XMU                         New Rock
          Fred                        Classic Alternative
          XM Cafe                     Modern/Soft alt.
          Top Tracks                  Classic Rock Hits
          The Loft                    Acoustic/Folk
          XM Music Lab                Progressive/Fusion
          Unsigned!                   Emerging Acts

Urban     Soul Street                Classic Soul
          The Flow                   Urban Top 40
          BET Uptown                 Uptown Urban
          Spirit                     Gospel
          The Groove                 Old School R&B
          The Rhyme                  Classic Rap
          RAW                        Uncut Hip Hop

Jazz      Real Jazz                  Traditional Jazz
& Blues   Watercolors                Contemporary Jazz

          Beyond Jazz                Modern Jazz
          Frank's Place              Great Vocals/Stds.
          Bluesville                 Blues
          Luna                       Latin Jazz

Dance     The Move                   Modern Electronic
          BPM                        Latest Hot Music
          Club 82                    Urban Mixes
          Chrome                     Disco

Latin     Aguila                     Spanish Top 40
          Caricia                    Spanish Pop Hits
          Vibra                      Rock in Spanish
          Tejano                     Tejano
          Caliente                   Caribbean

World     World Zone                 World Music
          The Joint                  Reggae
          Ngoma                      Music from Africa
          Audio Visions              New Age
          Radio Taj                  Hindi - Indian
          C-Wave                     Chinese Programming

Classical XM Classics                Traditional Classical
          Fine Tuning                Pop Classical
          Vox!                       Opera
          XM Pops                    Classical Hits

Kids      Radio Disney               Children
          XM Kids                    Children

News      XM News                    Top Story News
          USA Today                  News
          Fox News                   News
          CNN Headline News          News
          The Weather Channel        24 Hr. Weather Network
          CNBC                       Business News
          CNN fn                     Financial News
          Bloomberg                  News and Business
          CNET Radio                 Tech News
          BBC World Service          World Affairs
          C-SPAN Radio               US Gov't/Public Affairs
          CNN en Espanol             News in Spanish

Sports    ESPN Radio                 Talk/Play-by-Play
          CNN/Sports Illustrated     Sports News
          Fox Sports Radio           Sports News Talk
          The Sporting News          Sports Talk
          NASCAR Radio               Automotive/Racing

Comedy    XM Comedy                  Comedy
          Laugh USA                  Family Comedy
          Extreme XM                 Comedy

Variety   Discovery Radio            Health/General Science
          E! Entertainment Radio     Entertainment News
          ABC News & Talk            News and Talk
          Ask!                       Experts Talk
          Buzz XM                    Hot Talk Stars
          BabbleOn                   Young and Sassy Talk
          Open Road                  Trucker's Channel
          The Power                  African American Topics
          FamilyTalk                 Christian Talk

    Summary

          1         Preview
         71         Music
         29         Talk

        101         TOTAL

     XM Originals. Through a programming unit in XM Radio called "XM Originals," we have created a significant number of original channel formats with content focusing on popular music such as oldies, rock and country, and on new and innovative formats, including jazz, blues, reggae and pop classical. These formats include artists with strong music sales and concert revenue who do not get significant airplay on traditional AM/FM radio stations. We are branding individual channels to create a specific station personality and image using compelling on-air talent and other techniques to attract listeners in our target market segments, including shows from Quincy Jones, Wynton Marsalis and others. We have hired a team of programming professionals with a proven track record of introducing new radio formats and building local and national listenership.

     Brand Name Programming Partners. We complement our original programming with a variety of unique and diverse content provided to us by brand name programming providers. We have contracts representing at least 38 channels with well-known specialty and niche programmers that provide brand name content for XM Radio. These companies include:

     -- Bloomberg News Radio                -- Hispanic Broadcasting Corporation
     -- USA Today                           -- Clear Channel Communications
     -- CNNfn                               -- Radio One
     -- CNN en Espanol                      -- Salem Communications
     -- C-SPAN Radio                        -- The Sporting News
     -- Black Entertainment Television      -- BBC World Service
     -- MTV Networks                        -- NASCAR
     -- Weather Channel                     -- Associated Press
     -- Radio Disney                        -- BBC Concerts
     -- ESPN Radio                          -- Fox Sports Radio
     -- CNBC
     -- Fox News
     -- CNET
     -- Sesame Workshop
     -- Discovery Radio
     -- Country Music Hall of Fame

     Availability of Commercial-Free and Limited-Advertising Channels. We provide a number of commercial-free music channels covering popular music formats. In addition, our limited-advertising channels carry less than half the advertising of a typical AM/FM radio station. We expect the diversity of our programming line-up will appeal to a large audience, including urban and rural listeners of all ages, ethnicities, economic groups and specialty interests. We tailor our programming and marketing to appeal to specific groups within those audiences that research has shown are most likely to subscribe to our satellite radio service. We are concentrating our programming efforts on listeners who are most receptive to innovative entertainment services, so-called early adopters, and new car buyers. According to our research, adults 16-34 years old will compose a high percentage of our early adopters; we will therefore focus a significant portion of our programming and marketing efforts to appeal to them. In addition, we provide programming and will implement marketing specifically to appeal to other market segments such as baby boomers who are 35-53 years old, seniors who are 54 years old and older, African-Americans, Asian-Americans and Hispanics.

     Future Content Arrangements. Under our agreement with Sirius Radio, all new arrangements with providers of programming or content, including celebrity talent, must be non-exclusive and may not reward any provider for not providing content to the other party.

Marketing

     Our marketing strategy is designed to build awareness and demand among potential subscribers in our target markets and the advertising community.

   Extensive Advertising and Media Campaign Supporting Commercial Launch

     In September 2001, we launched commercial service in the Dallas/Fort Worth and San Diego metropolitan markets supported by a launch advertising and retail marketing campaign. We continued our rollout through the southeastern and southwestern U.S. during October and our service became nationwide in November 2001. We began our full national media campaign in November to support our nationwide launch of commercial services. The timing of our full nationwide launch in November enabled us to capitalize on the Christmas selling season, which is the highest selling period of the year for car stereo equipment. We will continue to support our distribution channels by building awareness of XM Radio through national and local advertising.

   Subscriber Development and Expansion

     We promote XM Radio as the leader in the new satellite radio category, offering appealing features compared to traditional radio. TBWA/Chiat Day (Los Angeles), our advertising agency of record, produced our first series of advertising spots. Our commercial launch was supported by a comprehensive advertising program including television, radio, print, outdoor and direct marketing. Promotional activities that we have employed or are currently considering include television, radio and print advertising and distributing sample programming and marketing materials at retail outlets, concert venues, NASCAR events and on the Internet to generate consumer interest. For instance, we have an agreement with Clear Channel Entertainment (formerly SFX) to be the exclusive satellite radio advertiser at live concerts and sporting events presented by, and live entertainment venues managed by, Clear Channel Entertainment.

     XM Radio promotes subscriber acquisition activities with both original equipment and aftermarket radio manufacturers. This may include

..    promotional campaigns directed towards automobile manufacturers and dealers;

..    incentive programs for retailer sales forces;

..    in-store promotional campaigns, including displays located in electronics, music and other retail stores, rental car agencies and automobile dealerships; and

..    jointly funded local advertising campaigns with retailers.

Distribution

     We work closely with radio and automotive manufacturers and retail distributors to promote rapid market penetration. We market our satellite radio service through several distribution channels including national electronics retailers, car audio dealers, mass retailers and automotive manufacturers.

     Exclusive Distribution Agreement with General Motors. We have an agreement with the OnStar division of General Motors whereby, for a 12-year period, General Motors will exclusively distribute and market the XM Radio service and install XM radios in General Motors vehicles beginning in 2001. General Motors sold 4.9 million automobiles in 2001, which represented more than 28% of the United States automobile market. Under the agreement, we have substantial payment obligations to General Motors, including among others, certain guaranteed, annual, fixed payment obligations. While we have discussed with General Motors certain installation projections, General Motors is not required to meet any minimum targets for installing XM radios in General Motors vehicles. In addition, certain of the payments to be made by us under this agreement will not be directly related to the number of XM radios installed in General Motors vehicles. General Motors made XM radios available as an option in Cadillac Sevilles and Devilles in the fall of 2001, and announced that it will expand to over 20 additional models during 2002.

     Other Automobile and Truck Manufacturers. We are currently in discussions with other car manufacturers regarding additional distribution agreements. We also plan to meet with automobile dealers to educate them about XM Radio and develop sales and promotional campaigns to promote XM radios to new car buyers.

     In addition, we have relationships with Freightliner Corporation and Pana-Pacific and XM radios are available in Freightliner and Peterbilt trucks and Winnebago RVs.

     Distribution through Radio Manufacturers. We have contracts with Delphi-Delco, Motorola, Pioneer, Alpine, Mitsubishi Electric, Clarion, Blaupunkt, Fujitsu Ten, Hyundai Autonet, Bontec, Visteon, Panasonic and Sanyo for the development, manufacture and distribution of XM radios for use in cars and a contract with Sony Electronics to design, manufacture and market XM radios for the portable, home, aftermarket and original equipment manufacture car stereo markets. One of these manufacturers, Delco Electronics Corporation, a subsidiary of Delphi Automotive Systems, is the leading original equipment manufacturer of radios for the automobile industry. Delphi-Delco is also the leading manufacturer of car radios sold in General Motors vehicles and has signed a contract to build our radios for General Motors. Sony is the leader in sales of portable CD players by a large margin and one of the top three sellers of shelf systems. Sony has agreed to assist with marketing XM radios and has agreed to incentive arrangements that condition its compensation on use of XM radios manufactured by Sony or containing Sony hardware. Motorola is a leading supplier of integrated electronics systems to automobile manufacturers. Mitsubishi Electric Automotive America, together with its parent corporation, Mitsubishi Electric Corp., is the largest Japanese manufacturer of factory-installed car radios in the United States. Clarion is a leader in the car audio and mobile electronics industry. Pioneer Electronics Corporation, Alpine Electronics and Sony, which each manufacture XM Radios for the car audio aftermarket, together sold over 43% of aftermarket car radios sold in the United States in 2001 (NPD Intelect, 2001). We also have a contract with SHARP to manufacture and distribute XM radios for home and portable use. To facilitate attractive pricing for retail radio and automobile consumers, we have financial arrangements with certain radio manufacturers that include our subsidizing of certain radio component parts. We are pursuing additional agreements for the manufacture and distribution of XM radios.

     These leading radio manufacturers have strong retail and dealer distribution networks in the United States. We expect to have access to the distribution channels and direct sales relationships of these distributors, including national electronics retailers, car audio dealers and mass retailers.

     Retail Electronics Distributors. XM radios and the XM Radio service are marketed and distributed through major consumer electronics retail channels, including Circuit City, Best Buy, participating Radio Shack dealers and franchisees, Sears and others. We developed in-store merchandising materials and trained the sales forces of several major retailers.

     Rural Market Distribution. We market our satellite radio service in rural counties, using distribution channels similar to satellite television, to penetrate rural households not served by traditional electronic retailers.

     Future Interoperability Distribution Arrangements. We have signed an agreement with Sirius Radio to develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both our and Sirius Radio's services. Both companies expect to work with their automobile and radio manufacturing partners to integrate the new standard. Future agreements with automakers and radio manufactures will specify the unified satellite radio standard. Furthermore, future agreements with retail and automotive distribution partners and content providers will be on a non-exclusive basis and may not reward any distribution partner for not distributing the satellite radio system of the other party.

Advertising

     As with other subscription-based entertainment media such as cable television, we generate revenue by charging a monthly subscription fee and selling limited advertising time. We earn all of the revenue from advertising on our own programming and a portion of the revenues from advertising on third party programming. XM Radio offers a new national radio platform for advertisers that solves many of the problems associated with buying radio advertising nationally on a spot or syndicated basis.

     Advertiser Development and Acquisition. Our ability to aggregate various local niche market segments into national audiences will be attractive to national advertisers and agencies. We have held extensive meetings with media directors, planners and buyers at advertising and media buying agencies to develop advertiser awareness of the benefits of satellite radio. We have advertising sales offices in five major media markets to sell directly to advertising agencies and media buying groups and have engaged Premiere Radio Networks, an affiliate of Clear

Channel Communications, to be our advertising sales representative. We will also work with ratings agencies in our advertising-supported business. Arbitron, which produces radio listenership reports, has agreed to work with us to develop other ratings methodologies for satellite radio.

     Charter Advertising Agreements. We have contracts with several advertisers, advertising agencies and media buying companies offering charter advertising packages at reduced rates for a limited time. Among the advertisers and agencies we have sold advertising packages to are AT&T, Procter & Gamble, Allstate, Sears, Goodyear, Bayer, Radio Shack and J. Walter Thompson.

The XM Radio System

     Our system provides satellite radio to the continental United States and coastal waters using radio frequencies allocated by the FCC for satellite radio. These radio frequencies are within a range of frequencies called the S-Band. The XM Radio system is capable of providing high quality satellite services to XM radios in automobiles, trucks, recreation vehicles and pleasure craft, as well as to fixed or portable XM radios in the home, office or other fixed locations. The XM Radio system uses a network consisting of two high-power satellites, an uplink facility, and in major markets supplements the satellites with ground-based repeaters to provide digital audio service to XM radios.

   Space Segment

     Satellite Construction. Boeing Satellite Systems, formerly Hughes Space and Communications, has built, launched and delivered in-orbit two BSS 702 high-power satellites ("Rock" and "Roll") for the XM Radio system. The satellites were launched on March 18, 2001 and May 8, 2001, respectively, and are transmitting the XM signal. Boeing is also building one ground spare satellite, to be available in the event of a failure of any satellite or to accommodate our satellite system growth. Boeing also provides us with operations support services, equipment and software.

     The BSS 702 is the highest powered commercial communications satellite currently available. Both of our satellites contain communications payloads provided by Alcatel. The communications payload electronics are designed to make best use of technologies that have already been developed or used in previous satellite programs. The design includes significant redundancy and protective measures to prevent loss of service.

     In September 2001, Boeing advised us of a progressive degradation problem with the solar array output power of 702 class satellites, including both XM Rock and XM Roll. At the present time, the output power of our solar arrays and the broadcast signal strength are above minimum acceptable levels and are expected to remain that way at least through 2005, permitting full operation of the XM system (based on patterns projected by Boeing) through that time. We have advised our insurance carriers of this situation. Since the issue is common to 702 class satellites, the manufacturer is watching closely the progression of the problem, including data from a satellite in orbit approximately 18 months longer than XM Rock and XM Roll. With this 18-month advance visibility of performance levels, our insurance arrangements, one spare satellite already purchased (which is being modified to address the solar array anomaly) and availability of additional satellites, we believe that we will be able to launch additional satellites prior to the time the solar array problem might cause the broadcast signal strength to fall below acceptable levels. Our management will continue to monitor this situation carefully.

     Satellite Transmission. Our two satellites are deployed at 85 West Longitude and 115 West Longitude. At their designated orbital location, the satellites receive audio signals from our programming center and retransmit the signals across the continental United States. The satellites are 30(degree) apart in longitude in order to enhance the probability of clear line-of-sight communication between the satellites and XM mobile radios.

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

     Our satellites transmit audio programming within a 12.5 MHz range of S-Band radio frequencies that has been allocated by the FCC for our exclusive use. Megahertz is a unit of measurement of frequency. This 12.5 MHz bandwidth is subdivided to carry the transmission of six signals, two signals to be transmitted from each of our two satellites and two signals to be transmitted by the terrestrial repeater network. The audio programming for XM Radio is carried on two satellite signals, and the remaining two satellite signals and the terrestrial repeater signals repeat the audio programming to enhance overall signal reception. The transmission of higher quality sound requires the use of more kilobits per second than the transmission of lesser quality sound. We are using our allocated bandwidth in such a way as to provide 100 channels of programming, with our music channels having a higher bandwidth allocation so as to provide high-quality digital sound.

     Insurance. We bear the risk of loss for each of the satellites, and we have obtained insurance to cover that risk. We have launch and in-orbit insurance policies from global space insurance underwriters. These policies indemnify us for a total, constructive total or partial loss of either of the satellites that occurs during a period ending five years after launch. Coverage exceeds all hardware, insurance and launch service costs related to the in-orbit replacement of a lost satellite. However, our insurance will not protect us from the adverse effect on our business operations due to the loss of a satellite. Our policies contain standard commercial satellite insurance provisions, including standard coverage exclusions. We do not expect a final determination regarding insurance recovery for the solar array anomaly relating to XM Rock and XM Roll while the impact of the situation is being assessed.

   Ground Segment

     Satellite Control. Each of our satellites is monitored by a telemetry, tracking and control station, and both satellites are controlled by a satellite control station. Each of the stations has a backup station. We have a contract with Telesat Canada, Inc., an experienced satellite operator, to perform the telemetry, tracking and control functions.

     Programming and Business Center. Programming from both our studios and external sources is sent to our programming center, which packages and retransmits signals to our satellites through the uplink station. Financial services and certain administrative support are carried on at our business center. Communications traffic between the various XM Radio facilities is controlled by the network monitoring center. The network monitoring center monitors satellite signals and the terrestrial repeater network to ensure that the XM Radio system is operating properly. We have designed and installed fault detection systems to detect various system failures before they cause significant damage.

     Terrestrial Repeaters. Our terrestrial repeater system supplements the coverage of our satellites. In some areas, satellite signals may be subject to blockages from tall buildings and other obstructions. Due to the satellites' longitudinal separation, in most circumstances where reception is obscured from one satellite, XM Radio will still be available from the other satellite. In some urban areas with a high concentration of tall buildings, however, line-of-sight obstructions to both satellites may be more frequent. In such areas, we have installed and may continue to install terrestrial repeaters to facilitate signal reception. Terrestrial repeaters are ground-based electronics equipment installed on rooftops or existing tower structures, where they receive the satellite signals, amplify them and retransmit them at a significantly higher signal strength than is possible directly from the satellites.

     LCC International, a wireless service site planner, designed our terrestrial repeater network. Hughes Electronics Corporation manufactured the terrestrial repeaters. We have installed terrestrial repeaters in approximately 60 markets. In light of the coverage provided by our high-power satellites "Rock" and "Roll," we have installed fewer repeaters than originally planned, and have a significant number of repeaters available for future installation as replacements or to improve signal reception based on performance. Our repeater network in the largest urban markets includes in excess of 100 repeaters, while for smaller cities with fewer tall buildings we have as few as one to three repeaters. Our placement of terrestrial repeaters was guided by a radio frequency analysis technique which, employing technology similar to that used in certain cellular telephone systems, analyzes the satellite footprint to discover areas likely to have impaired reception of XM Radio.

     The high power levels and proprietary signal design of the terrestrial signals may allow XM radios to receive signals when a terrestrial repeater is not in view, including within buildings and other structures which can be penetrated by the terrestrial repeater signal. In some indoor locations that cannot receive the repeater signal, users will need to use a small externally mounted antenna that will receive the signal from one of the two satellites.

     XM Radios. We transmit XM Radio throughout the continental United States to vehicle, portable, home and plug and play radios. Our radios are capable of receiving both XM Radio and traditional AM/FM stations. Six manufacturers, including Pioneer, Alpine and Sony, introduced 24 different models of XM-ready radios at the January 2001 Consumer Electronics Show (CES) in Las Vegas, Nevada. XM radios are available under the Sony, Pioneer and Alpine brand names at national consumer electronics retailers, such as Circuit City, Best Buy, participating Radio Shack dealers and franchisees, Sears and others. The Sony plug and play device is designed to augment the existing radio in the car which provides AM/FM stations.

     ST Microelectronics is manufacturing the chipsets used to decode the XM Radio signal. Delphi-Delco Electronics, Sony, Pioneer and Alpine, among others, are manufacturing XM Radios to meet consumer and automotive demand.

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

     As part of the agreement, each company has licensed to the other its intellectual property relating to its system; the value of this license will be considered part of each company's contribution toward the joint development. The parties have agreed to seek arbitration with respect to certain existing technology. In addition, each company has agreed to license its non-core technology, including non-essential features of its system, to the other at commercially reasonable rates. In connection with this agreement, the patent litigation against XM Radio was resolved.

     We anticipate that it will take several years to develop radios capable of receiving both services. Currently, consumers are able to purchase radios capable of receiving only one service.

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

Competition

     We face competition for both listeners and advertising dollars. In addition to pre-recorded music purchased or playing in cars, homes and using portable players, we compete most directly with the following providers of radio or other audio services:

   Sirius Satellite Radio

     Our direct competitor in satellite radio service is Sirius Radio, the only other FCC licensee for satellite radio service in the United States. Since October 1997, Sirius Radio's common stock has traded on the Nasdaq National Market. Sirius Satellite Radio began commercial operations in February 2002 in the four initial markets of Phoenix, Houston, Denver and Jackson, Mississippi. Sirius offers its service for a monthly charge of $12.95, featuring 100 channels.

   Traditional AM/FM Radio

     Our competition also includes traditional AM/FM radio. Unlike XM Radio, traditional AM/FM radio already has a well established market for its services and generally offers free broadcast reception paid for by commercial advertising rather than by a subscription fee. Also, many radio stations offer information programming of a local nature, such as traffic and weather reports, which XM Radio initially will be unable to offer as effectively as local radio, or at all. The AM/FM radio broadcasting industry is highly competitive. Radio stations compete for listeners and advertising revenues directly with other radio stations within their markets on the basis of a variety of factors, including

..    program content;

..    on-air talent;

..    transmitter power;

..    source frequency;

..    audience characteristics;

..    local program acceptance; and

..    the number and characteristics of other radio stations in the market.

     Currently, traditional AM/FM radio stations broadcast by means of analog signals, not digital transmission. We believe, however, that in the future traditional AM/FM radio broadcasters may be able to transmit digitally into the bandwidth occupied by current AM/FM stations.

   Internet Radio

     A growing number of Internet radio broadcasts provide listeners with radio programming from around the country and the world. Although we believe that the current sound quality of Internet radio is below standard and may vary depending on factors such as network traffic, which can distort or interrupt the broadcast, we expect that improvements from higher bandwidths, faster modems and wider programming selection may make Internet radio a more significant competitor in the future.

     There are a number of Internet-based audio formats in existence or in development which could compete directly with XM Radio. For example, Internet users with the appropriate hardware and software can download sound files for free or for a nominal charge and play them from their personal computers or from specialized portable players or compact disk players. Availability of music in the public MP3 audio standard has been growing in recent years with sound files available on the websites of online music retailers, artists and record labels and through numerous file sharing software programs. These MP3 files, many of which are posted or available in violation of existing copyrights, can be played instantly, burned to a compact disk or stored in various portable players available to consumers. Prominent members of the music and computer industry have supported an initiative known as the Secure Digital Music Initiative to become a standard for fee-based electronic distribution of copyrighted sound recordings. The Copyright Arbitration Panel recently announced royalty fees for internet radio. Although presently available formats have drawbacks such as hardware requirements and download bandwidth constraints, which we believe would make XM Radio a more attractive option to consumers, Internet-based audio formats may become increasingly competitive as quality improves and costs are reduced.

   Direct Broadcast Satellite and Cable Audio

     A number of companies provide specialized audio service through either direct broadcast satellite or cable audio systems. These services are targeted to fixed locations, mostly in-home. The radio service offered by direct broadcast satellite and cable audio is often included as part of a package of digital services with video service, and video customers therefore generally do not pay an additional monthly charge for the audio service.

Regulatory Matters

     XM Radio and Sirius Radio received licenses from the FCC in October 1997 to construct and operate satellite radio service systems. The FCC has allocated 25 MHz for the new service in a range of radio frequencies known as the S-Band.

     As the owner of one of two FCC licenses to operate a commercial satellite radio service in the United States, we will continue to be subject to regulatory oversight by the FCC. Our development, implementation and eventual operation of our system will be subject to significant regulation by the FCC under authority granted under the

Communications Act and related federal law. Non-compliance by us with FCC rules and regulations could result in fines, additional license conditions, license revocation or other detrimental FCC actions. Any of these FCC actions may harm our business. There is no guarantee that the rules and regulations of the FCC will continue to support our business plan.

     One of the two losing bidders in the satellite radio license auction filed a petition to deny our application for an FCC license, but the petition was denied. The losing bidder has asked the FCC to review this decision. The losing bidder has also asked a federal court of appeals to mandate that the FCC review this decision. On November 30, 2001, the FCC denied the losing bidder's application for review and upheld the FCC's previous decision denying its petition to deny. The losing bidder has appealed the decision to the United States Court of Appeals for the District of Columbia Circuit. The losing bidder has argued that WorldSpace had effectively taken control of us without FCC approval and that WorldSpace has circumvented the FCC's application cut-off procedures. WorldSpace is no longer a stockholder in us. We have opposed this appeal and have denied the allegations contained in the challenge. The FCC's order granting our license remains in effect during the pendency of the appeal. In December 2000, the FCC approved a transfer of control of our FCC license from Motient Corporation to a diffuse group of owners, none of whom will have a controlling interest in us. The FCC has conditioned this approval on the outcome of the application for review. Although we believe that the award of the license to us will continue to be upheld, we cannot predict the ultimate outcome of this challenge. If this challenge is successful, the FCC could take a range of actions, any of which could harm our ability to proceed with our satellite radio service.

     Our license, which is held by a subsidiary wholly owned by XM, has a term of eight years from commencement of XM's operations and may be renewed. The FCC requires the satellite radio licensees, including us, to adhere to certain milestones in the development of their systems, including a requirement that the licensees begin full operation by October 2003. Our FCC license requires us to meet the following milestones:

Deadline          Milestone                                            Status
--------          ---------                                            ------
October 1998      Complete contracting for first satellite             Completed March 1998
October 1999      Complete contracting for second satellite            Completed March 1998
October 2001      Begin in-orbit operation of at least one satellite   Completed Summer 2001
October 2003      Begin full operation of the XM Radio system          Completed September 2001

     We have certified to the FCC that we have met all of our milestones.

     The FCC has indicated that it may in the future impose public service obligations, such as channel set-asides for educational programming, on satellite radio licensees.

     The FCC's rules require interoperability with all licensed satellite radio systems that are operational or under construction. The FCC conditioned our license on certification by us that our final receiver design is interoperable with the final receiver design of the other licensee, Sirius Radio, which plans to use a different transmission technology than we plan to use. Because of uncertainty regarding the design of Sirius Radio's systems, we may face difficulties initially in meeting this interoperability requirement. We have signed an agreement with Sirius Radio to develop a unified standard for satellite radios, but we anticipate that it will take several years to develop the technologies necessary for radios that will be capable of receiving both our service and Sirius Radio's service. Together with Sirius Radio, we have informed the FCC of the progress that has been made to date in meeting the interoperability requirement. We may need to obtain an extension of time or modification of the interoperability requirement from the FCC. Furthermore, complying with the interoperability requirement could make the radios more difficult and costly to manufacture.

     The FCC is currently conducting a rulemaking proceeding to establish rules for terrestrial repeater transmitters, which we plan to deploy to fill in gaps in satellite coverage. The FCC has proposed to permit us to deploy these facilities. Specifically, the FCC has proposed a form of blanket licensing for terrestrial repeaters and service rules which would prohibit satellite radio licensees from using terrestrial repeating transmitters to originate local programming or transmit signals other than those received from the satellite radio satellites. Various parties, including the National Association of Broadcasters, Wireless Communications Service (WCS) licensees, Multipoint Distribution Service (MDS) licensees, and Instructional Television Fixed Service
(ITFS) licensees have asked the FCC to:

..    limit the number of repeaters operating at greater than 2 kW EIRP that may be deployed;

..    limit the power level of the repeaters operating at greater than 2 kW EIRP that are deployed;

..    delay consideration of terrestrial repeater rules until XM Radio and Sirius
     Radio provide additional information regarding planned terrestrial repeaters;

..    require individual licensing of each terrestrial repeater; and

..    impose a waiting period on the use of repeaters in order to determine if signal reception problems can be resolved through other means.

     Our plans to deploy terrestrial repeaters in our system may be impacted, possibly materially, by whatever rules the FCC issues in this regard. We have made a proposal to the FCC to set a 40 kW EIRP limit or, alternatively, a limit of 18 kW EIRP calculated by averaging power over 360 degrees, on the power of terrestrial repeaters. We have also proposed to coordinate with WCS licensees in certain cases prior to operating terrestrial repeaters above 2 kW EIRP. The coordination may include our providing of filters in certain instances to limit the interference WCS licensees claim will result from our operation of repeaters operating above 2 kW EIRP.

     On November 1, 2001, the FCC issued a further request for comments on various proposals for permanent rules for the operation of terrestrial repeaters. We have opposed some of these proposals. Some of the FCC's proposals and proposals made by other parties, if adopted by the FCC, could impact our ability to operate terrestrial repeaters, including requiring us to reduce the power of some of our current repeaters, and subject us to monetary liability to compensate other FCC licensees that claim they receive interference from our repeaters.

     We are currently operating terrestrial repeaters pursuant to Special Temporary Authority ("STA") granted by the FCC in September 2001. This STA authorizes us to operate our terrestrial repeaters for commercial service on a non-interference basis. Because the STA was conditioned on a non-interference basis, we are required to either reduce power or cease operating a repeater upon receipt of a written complaint of interference. One party who opposed XM Radio's request for STA has filed an application for review of the decision granting us an STA asking the FCC to reverse the decision and deny XM Radio's STA request. This Application for Review is pending. This STA expired on March 18, 2002. On March 11, 2002, we applied for an extension of this STA. Pursuant to the FCC's rules, we can continue to operate our terrestrial repeaters pursuant to the STA pending a final determination on our extension request.

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

     We are required to coordinate the XM Radio system with systems operating in the same frequency bands in adjacent countries. Canada and Mexico are the countries whose radio systems are most likely to be affected by satellite radio. The United States government, which conducts the coordination process, has resolved the issue with both the Canadian and Mexican governments.

     We operate the communication uplinks between our own earth station and our satellites in a band of radio frequencies that are used for several other services. The FCC has granted us a license for this earth station which expires in March 2011. The other services operating in this band are known under FCC rules as fixed services, broadcast auxiliary services, electronic news gathering services, and mobile satellite services for uplink station networks. Although we are optimistic that we will succeed in coordinating domestic uplink station networks, we may not be able to coordinate use of this spectrum in a timely manner, or at all.

     We also need to protect our system from out-of-band emissions from licensees operating in adjacent frequency bands. Wireless Communication Service licensees operating in frequency bands adjacent to the satellite radio's S-

Band allocation must comply with certain out-of-band emission limits imposed by the FCC to protect satellite radio systems. These limits, however, are less stringent than those we proposed. In February 2002, the FCC initiated a rulemaking proceeding regarding rules for future licensees in the 2385-2390 MHz band, which will be able to provide both fixed and mobile services. We have proposed that the FCC apply the same out-of-band emissions limits on these licensees that are applied to Wireless Communication Services licensees. In addition, in April 1998, the FCC proposed to establish rules for radio frequency ("RF") lighting devices that operate in an adjacent radio frequency band. We opposed the proposal on the grounds that the proliferation of this new kind of lighting and its proposed emission limits, particularly if used for street lighting, may interfere with XM Radio. Jointly with Sirius Radio, we have proposed to the FCC an emission limit for these RF lighting devices that we believe will protect DARS receivers from interference. In addition, we have proposed that the FCC require existing RF lighting devices that exceed our proposed limit to cease operations. A manufacturer of RF lights has conducted tests which it claims demonstrate that RF lights do not cause interference to our receivers. While our proposal is pending, these RF lighting devices may continue to be produced and used, which could adversely affect our signal quality. The FCC may not adopt our proposal, a decision which could adversely affect our signal quality. In addition, in May 2000, the FCC proposed to amend its rules to allow for the operation of devices incorporating ultra-wideband
(UWB) technology on an unlicensed basis. The FCC has proposed to impose less stringent emissions limits for UWB devices operating above 2 GHz, where XM operates, than for such devices operating below 2 GHz. We have opposed this proposal on the basis that the operation of these devices may interfere with XM Radio. In February 2002, the FCC decided to allow for the operation of these devices, but has not yet released its decision to the public. It is our understanding that the FCC has restricted intentional emissions from most UWB devices to above 3 GHz, outside of XM Radio's licensed frequency band. In addition, we understand that the FCC has adopted more stringent out-of-band emissions limits for certain UWB devices to protect our system than the FCC had originally proposed, but that the emissions limits adopted are less stringent than XM Radio proposed. In addition, the FCC has stated that it intends to review these standards for UWB devices and may allow for the operation of additional types of UWB devices in the future. Interference from other devices that operate on an unlicensed basis may also adversely affect our signal. In May 2001, the FCC issued a notice of proposed rulemaking seeking to facilitate the development of new unlicensed wireless devices operating in a frequency band adjacent to XM Radio. XM Radio has opposed this proposal on the basis that the operation of these devices pursuant to the FCC's current emissions limits may interfere with XM Radio's operations. In addition, in October 2001, the FCC initiated a rulemaking proceeding reviewing its rules for unlicensed devices. XM Radio has proposed in this proceeding that the FCC adopt out-of-band emissions limits for certain unlicensed devices sufficient to protect our system. XM Radio has proposed that the FCC apply these emissions limits to products sold 18 months after a final rule is published. Some manufacturers of unlicensed devices have opposed these limits on the grounds that they are too stringent and that it will be costly for them to meet these limits.

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

Intellectual Property

   System Technology

     We have contracted with several technology companies to implement portions of the XM Radio system. These technology companies include Boeing Satellite Systems and Alcatel (satellites); Delphi-Delco, Sony, Pioneer, Alpine, Audiovox and Clarion, among others, (car and home radios); ST Microelectronics (chipsets); Fraunhofer Institute (various technologies) LCC International (design of repeater network); and Hughes Electronics (design and manufacture of terrestrial repeaters). We will not acquire any intellectual property rights in the satellites. We have joint ownership of or a license to use the technology developed by the radio and chipset manufacturers. We also license various other technologies used in our system. We own the design of our system, including aspects of the technology used in communicating from the satellites, the design of the repeater network and certain aspects of the design of, and features that may be used in, our radios.

     Our system design, our repeater system design and the specifications we supplied to our radio and chipset manufacturers incorporate or may in the future incorporate some intellectual property licensed to us on a non-exclusive basis by WorldSpace Management. WorldSpace Management has used this technology in its own non-United States satellite radio system. We also have the right to sublicense the licensed technology to any third party, including chipset manufacturers, terrestrial repeater manufacturers and receiver manufacturers in connection with the XM Radio system. Under our agreement with WorldSpace Management we must pay one time, annual or percentage royalty fees or reimburse WorldSpace Management for various costs for various elements of the licensed technology that we decide to use in the XM Radio system. We have incurred costs of $5.4 million to WorldSpace Management under this agreement through December 31, 2001. We will not be required to pay royalties to WorldSpace Management for licensed technology that we do not use in our system.

     We anticipate the Fraunhofer Institute will continue to provide various development services for us in connection with the design of our system. Motient Corporation has granted us a royalty-free license with respect to certain ground segment communications technology and antenna technology.

     Motient and WorldSpace Management have also granted us royalty-free, non-exclusive and irrevocable licenses to use and sublicense all improvements to their technology. The technology licenses from Motient and WorldSpace Management renew automatically on an annual basis unless terminated for a breach which has not been or cannot be remedied.

     We believe that the intellectual property rights we have licensed under our technology license were independently developed or duly licensed by Motient or WorldSpace International, as the case may be. We cannot assure you, however, that third parties will not bring suit against us for patent or other infringement of intellectual property rights.

     We have signed an agreement with Sirius Radio to develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both our and Sirius Radio's services. The technology relating to this unified standard will be jointly developed, funded and owned by the two companies. As part of the agreement, each company has licensed to the other its intellectual property relating to the unified standard and to its system; the value of this license will be considered part of its contribution toward the joint project. In addition, each company has agreed to license its non-core technology, including non-essential features of its system, to the other at commercially reasonable rates. Each party will be entitled to license fees or a credit towards its obligation to fund one half of the development cost of the technologies used to develop a unified standard for satellite radios. The amount of the fees or credit will be based upon the validity, value, use, importance and available alternatives of the technology each contributes. In our discussions we have yet to agree on the validity, value, use, importance and available alternatives of our respective technologies. If we fail to reach agreement, the fees or credits may be determined through binding arbitration. The companies have agreed to seek arbitration to resolve this issue with respect to certain existing technology. We cannot predict at this time the amount of license fees, if any, payable by or to XM or Sirius Radio or the size of the credits to XM and Sirius Radio from the use of their technology. This may require additional capital, which could be significant.

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

     If this litigation were recommenced, we believe based on the design of our system, our knowledge of the differences between our system and the claims of the Sirius Radio patents and on advice we have previously received from our patent counsel, that a court would find that we have not and will not infringe any Sirius Radio patents. However, the litigation could harm us, even if we were successful. It would divert our management's attention and might make it more difficult for us to raise financing or enter into other agreements with third parties. In addition, even if we prevailed, the Sirius Radio litigation might prevent us from moving forward with the development of the XM Radio system in a timely manner. The Sirius Radio patents involved in the litigation relate to certain aspects of signal and reception methodologies that may be employed by a satellite radio system. If this suit were refiled and we lost all or part of this litigation, we could become liable to Sirius Radio for money damages and subject to an injunction preventing us from using certain technology in the XM Radio system. Any such injunction could force us to engineer technology which would not be subject to the injunction, license or develop alternative technology, or seek a license from, and pay royalties to, Sirius Radio. If any of these strategies becomes necessary, it could be costly and time-consuming and would likely delay any implementation of our system. If we could not accomplish any strategy, or could not do so in a timely manner at an acceptable cost, our business would be harmed.

   Copyrights to Programming

     We must negotiate and enter into music programming royalty arrangements with performing rights societies such as the American Society of Composers, Authors and Publishers (with whom we recently reached agreement), Broadcast Music, Inc., and SESAC, Inc. These organizations collect royalties and distribute them to songwriters and music publishers and negotiate fees with copyright users based on a percentage of revenues. Radio broadcasters currently pay a combined total of approximately 4% of their revenues to these performing rights societies. We expect to establish license fees through negotiation or through a rate court proceeding in the U.S. District Court for the Southern District of New York but such royalty arrangements may be more costly than anticipated.

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

   The XM Trademark

     We believe that XM Radio will be seen as the complement to AM and FM radio. We have an application pending in the United States Patent and Trademark Office for the registration of the trademark "XM" in connection with the transmission services offered by our company and expect that our brand name and logo will be prominently displayed on the surface of XM radios together with the radio manufacturer's brand name. This will identify the equipment as being XM Radio-compatible and build awareness of XM Radio. We intend to maintain our trademark and the anticipated registration. We are not aware of any material claims of infringement or other challenges to our right to use the "XM" trademark in the United States.

Personnel

     As of December 31, 2001, we had 448 employees. In addition, we rely upon a number of consultants and other advisors. The extent and timing of any increase in staffing will depend on the availability of qualified personnel and other developments in our business. None of our employees is represented by a labor union, and we believe that our relationship with our employees is good.

ITEM 2. PROPERTY

     In August 2001, we purchased our approximately 150,000 square feet of executive offices, studio and production facilities located at 1500 Eckington Place, N.E., Washington, D.C. 20002. We have also entered into license or lease agreements with regard to our terrestrial repeater system throughout the United States.

ITEM 3. LEGAL PROCEEDINGS

     Except for the FCC proceeding described under the caption
"Business--Regulatory Matters," we are not a party to any material litigation or other proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                           PRICE RANGE OF COMMON STOCK

     Holdings' Class A common stock has been quoted on the Nasdaq National Market under the symbol "XMSR" since its initial public offering on October 5, 1999. The following table presents, for the period indicated, the high and low sales prices per share of the Class A common stock as reported on the Nasdaq National Market.

     1999:                                              High        Low
                                                      --------    -------
     Fourth Quarter (beginning October 5, 1999) ....   $44.750    $11.625

     2000:
     First Quarter .................................   $50.000    $27.000
     Second Quarter ................................   $39.250    $18.125
     Third Quarter .................................   $46.938    $30.125
     Fourth Quarter ................................   $43.750    $12.063

     2001:
     First Quarter .................................   $21.063     $9.000
     Second Quarter ................................   $17.500     $3.870
     Third Quarter .................................   $17.200     $4.020
     Fourth Quarter ................................   $20.680     $4.300

     2002:
     First Quarter (through March 15, 2002) ........   $19.200    $10.700

     On March 15, 2002, the last reported sale price of Holdings' Class A common stock on the Nasdaq National Market was $15.04. As of March 15, 2002, there were 473 holders of record of Holdings' Class A common stock.

                                 DIVIDEND POLICY

     Holdings has not declared or paid any dividends on its common stock since its date of inception. Currently, Holdings' 8.25% Series B Convertible Redeemable preferred stock restricts Holdings from paying dividends on its common stock unless full cumulative dividends have been paid or set aside for payment on all shares of the Series B preferred stock. The terms of Holdings' 8.25% Series C Convertible Redeemable preferred stock contain similar restrictions. In accordance with its terms, Holdings has paid dividends on the Series B preferred stock in common stock. The Series C preferred stock provides for cumulative dividends payable in cash. As no dividends have been declared on the Series C preferred stock, the value of the cumulative dividends has increased the liquidation preference. The indenture governing XM's senior secured notes restricts XM from paying dividends to Holdings which, in turn, will significantly limit the ability of Holdings to pay dividends. Holdings does not intend to pay cash dividends on its common stock in the foreseeable future. Holdings anticipates that it will retain any earnings for use in its operations and the expansion of its business.

                     RECENT SALES OF UNREGISTERED SECURITIES

     None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

XM Satellite Radio Holdings Inc. and Subsidiaries

     In considering the following selected consolidated financial data, you should also read our consolidated financial statements and notes and the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statements of operations data for the five-year period ended December 31, 2001 and the consolidated balance sheets data as of December 31, 1997, 1998, 1999, 2000 and 2001 are derived from our consolidated financial statements. These statements have been audited by KPMG LLP, independent certified public accountants. KPMG's report contains a paragraph stating that we are dependent upon additional debt or equity financing and that this factor raises substantial doubt about our ability to continue as a going concern. The selected consolidated financial data do not include any adjustments that might result from the outcome of that uncertainty. With the commencement of operations during the fourth quarter of 2001, we have recognized revenue and emerged from the development stage.

                                                                                      Years Ended December 31,
                                                                            ------------------------------------------
                                                                  1997          1998          1999           2000          2001
                                                               ----------    ----------    -----------    ----------   -----------
                                                                      (In thousands, except subscriber and share amounts)
Consolidated Statements of Operations Data:
Subscriber revenue ........................................    $       --    $       --    $        --    $        --   $       246
Ad sales revenue ..........................................            --            --             --             --           294
   Less: Agency commissions ...............................            --            --             --             --           (43)
Other revenue .............................................            --            --             --             --            36
                                                               ----------    ----------    -----------    -----------   -----------
     Total revenue. .......................................    $       --    $       --    $        --    $        --   $       533
                                                               ==========    ==========    ===========    ===========   ===========
Operating expenses:
   Broadcasting operations:
     Content/programming ..................................            --          (664)        (1,014)        (6,878)      (27,924)
     System operations ....................................            --        (1,145)        (2,877)       (23,227)      (67,571)
     Customer care and billing operations .................            --            --             --           (856)       (6,034)
   Sales and marketing ....................................            --        (1,523)        (3,352)       (16,078)      (99,789)
   General and administrative .............................        (1,110)       (5,327)       (14,496)       (16,624)      (24,595)
   Research and development. ..............................            --        (7,477)        (7,440)       (12,701)      (14,255)
   Depreciation and amortization ..........................            --           (57)        (1,512)        (3,115)      (41,971)
                                                               ----------    ----------     ----------    -----------   -----------
     Total operating expenses .............................        (1,110)      (16,193)       (30,691)       (79,479)     (282,139)
                                                               ----------    ----------     ----------    -----------   ----------
Operating loss ............................................        (1,110)      (16,193)       (30,691)       (79,479)     (281,606)
                                                               ----------    ----------     ----------    -----------   -----------

Interest income (expense), net ............................          (549)           26         (6,205)        27,606        (2,933)
Other income (expense), net ...............................            --            --             --             --           160
                                                               ----------    ----------     ----------    -----------   -----------
Net loss ..................................................        (1,659)      (16,167)       (36,896)       (51,873)     (284,379)
                                                               ----------    ----------     ----------    -----------   -----------
Series B preferred stock dividend requirement .............            --            --             --         (5,935)       (3,766)
Series C preferred stock dividend requirement .............            --            --             --         (9,277)      (19,387)
Series B preferred stock incentivized conversion charge ...            --            --             --        (11,211)           --
Series C preferred stock beneficial conversion charge .....            --            --             --       (123,042)           --
                                                               ----------    ----------     ----------    -----------   -----------
Net loss applicable to common stockholders ................    $   (1,659)   $  (16,167)   $   (36,896)   $  (201,338)  $  (307,532)
                                                               ==========    ==========    ===========    ===========   ===========
Net loss per share--basic and diluted .....................    $    (0.26)   $    (2.42)   $     (2.40)   $     (4.15)  $     (5.13)
                                                               ==========    ==========    ===========    ===========   ===========
Weighted average shares used in computing net loss per
   share--basic and diluted ...............................     6,368,166     6,689,250     15,344,102     48,508,042    59,920,196
Other Data:
   EBITDA(1) ..............................................    $   (1,110)   $  (16,136)   $   (29,181)   $   (76,110)  $  (239,184)
   XM Subscriptions (end of period)(2) ....................            --            --             --             --        27,733

                                                                                           December 31,
                                                                             -----------------------------------
                                                                  1997          1998          1999           2000          2001
                                                               ----------    ----------    -----------    ----------   -----------
                                                                                        (In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments .........    $        1    $      310    $   120,170    $  224,903    $   210,852
Restricted investments ....................................            --            --             --       161,166         72,759
System under construction .................................        91,932       169,029        362,358       815,016         55,056
Property and equipment, net ...............................            --         1,146          2,551        50,052      1,066,191
Total assets ..............................................        91,933       170,485        515,189     1,293,218      1,456,203
Total long-term debt, net of current portion ..............        82,504       140,332            212       262,665        411,520
Total liabilities .........................................        82,949       177,668         30,172       337,266        529,552
Stockholders' equity (deficit) ............................         8,984        (7,183)       485,017       955,952        926,651

(1) EBITDA means earnings (loss) before interest income and expense, other income, taxes, depreciation (including amounts related to research and development) and amortization. We have included EBITDA data because it is a commonly used measure. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (loss) as a measure of performance or to cash flows as a measure of liquidity.
(2) We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those that are currently in promotional periods.

XM Satellite Radio Inc. and Subsidiaries

     In considering the following selected consolidated financial data, you should also read XM's consolidated financial statements and notes and the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statements of operations data for the five-year period ended December 31, 2001 and the consolidated balance sheets data as of December 31, 1997, 1998, 1999, 2000 and 2001 are derived from XM's consolidated financial statements. These statements have been audited by KPMG LLP, independent certified public accountants. KPMG's report contains a paragraph stating that XM is dependent upon additional debt or equity financing and that this factor raises substantial doubt about XM's ability to continue as a going concern. The selected consolidated financial data do not include any adjustments that might result from the outcome of that uncertainty.

                                                                            Years Ended December 31,
                                                                       ----------------------------------
                                                                 1997      1998       1999        2000      2001
                                                               -------  ---------   --------    -------  ---------
                                                                 (In thousands, except share data)
Consolidated Statements of Operations Data:
Subscriber revenue ........................................    $    --   $     --   $     --    $    --  $     246
Ad sales revenue ..........................................         --         --         --         --        294
   Less: Agency commissions ...............................         --         --         --         --        (43)
Other revenue .............................................         --         --         --         --         36
                                                               -------   --------   --------    -------  ---------
     Total Revenue. .......................................    $    --   $     --   $     --    $    --  $     533
                                                               =======   ========   ========    =======  =========
Operating expenses:
   Broadcasting operations:
     Content/programming ..................................         --       (664)    (1,014)    (6,878)   (27,924)
     System operations ....................................         --     (1,145)    (2,877)   (23,227)   (67,571)
     Customer care and billing operations .................         --         --         --       (856)    (6,034)
   Sales and marketing ....................................         --     (1,523)    (3,352)   (16,078)   (99,789)
   General and administrative .............................     (1,110)    (5,327)   (14,475)   (16,272)   (25,782)
   Research and development. ..............................         --     (7,477)    (7,440)   (12,701)   (14,255)
   Depreciation and amortization ..........................         --        (57)    (1,512)    (3,115)   (41,491)
                                                               -------   --------   --------     ------  ---------
     Total operating expenses .............................     (1,110)   (16,193)   (30,670)   (79,127)  (282,846)
                                                               -------   --------   --------     ------  ---------
Operating loss ............................................     (1,110)   (16,193)   (30,670)   (79,127)  (282,313)
                                                               -------   --------   --------     ------  ---------
Interest income (expense), net ............................        (85)        26        490     27,200     (1,055)
Other income (expense), net ...............................         --         --         --         --       (607)
                                                               -------   --------   --------  -- ------  ---------
Net loss ..................................................    $(1,195)  $(16,167)  $(30,180) $ (51,927) $(283,975)
                                                               =======   ========   ========  =========  =========
Other Data:
   EBITDA(1) ..............................................    $(1,110) $ (16,136)  $(29,160) $ (75,758) $(240,371)
   XM Subscriptions (end of period)(2) ....................         --         --         --         --     27,733

                                                                                  December 31,
                                                                          --------------------------
                                                               1997        1998       1999        2000        2001
                                                              -------    --------  ---------   ----------  ----------
                                                                                (In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments...........  $      1   $    310  $ 119,102   $  203,191  $   72,664
Restricted investments .....................................        --         --         --      161,166      70,734
System under construction ..................................    90,031    155,334    333,500      786,159      18,597
Property and equipment, net ................................        --      1,146      2,551       50,052   1,031,810
Total assets ...............................................    90,032    156,397    485,134    1,242,517   1,241,362
Total long-term debt, net of current portion ...............        --         87        212      262,665     268,934
Total liabilities ..........................................        --     28,941     30,030      337,107     385,908
Stockholder's equity .......................................    90,032    127,456    455,104      905,410     855,454

(1) EBITDA means earnings (loss) before interest income and expense, other income, taxes, depreciation (including amounts related to research and development) and amortization. We have included EBITDA data because it is a commonly used measure. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (loss) as a measure of performance or to cash flows as a measure of liquidity.

(2) We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those that are currently in promotional periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition and consolidated results of operations. This discussion should be read together with our consolidated financial statements and related notes beginning on page F-1 of this report.

Introduction

     This annual report on Form 10-K is filed jointly by XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. XM is a wholly-owned subsidiary of Holdings. Accordingly, the management's discussion and analysis section of this report focuses on the financial condition and results of operations of Holdings but contains an explanation of any significant differences, if applicable, between the two companies.

Overview

     XM Satellite Radio Inc. was incorporated in Delaware in 1992 as a wholly-owned subsidiary of Motient Corporation. XM Satellite Radio Holdings Inc. became a holding company for XM Satellite Radio Inc. in early 1997.

     We emerged from the development stage in the fourth quarter of 2001 following the commercial launch of our service on a nationwide basis on November 12, 2001. We commenced commercial service of XM Radio in San Diego and Dallas/Ft. Worth on September 25, 2001, expanded across the southern half of the United States in mid-October and launched nationwide on November 12, 2001. As of December 31, 2001, we had 27,733 subscribers. Accordingly, we revised the presentation of our Statements of Operations to reflect those of a commercial enterprise. Prior to that point, we were a development stage company with no significant revenue-generating operations.

     Since our inception in December 1992, we have devoted our efforts to establishing and commercializing the XM Radio system. Our activities were fairly limited until 1997, when we pursued and obtained regulatory approval from the FCC to provide satellite radio service (which we refer to as the DARS license). Prior to our commercial launch, our principal activities included:

..    designing and developing the XM Radio system, including launching our satellites, "Rock" and "Roll," to complete our space constellation, completing our state-of-the-art broadcast studio facilities, completing our ground segment, implementing our terrestrial network build-out, and validating XM radios on the XM radio system;

..    executing contracts with specialty programmers, retail distributors, radio manufacturers and car manufacturers;

..    receiving temporary FCC authority to operate our national repeater network;
     and

..    securing financing for working capital and capital expenditures.

     To finance the establishment and commercialization of our system and fund the substantial losses incurred to date, we have raised net proceeds of $1.5 billion through December 31, 2001 from issuances of equity and debt to investors and strategic partners, as further described under the heading "Liquidity and Capital Resources -- Funds Raised to Date."

     Although our system is substantially completed, we expect to incur significant operating losses for the next few years as we seek to increase the number of subscribers and develop a stream of cash flow sufficient to cover operating costs. We also have significant outstanding contracts and commercial commitments that need to be paid over the next several years, including payments for work previously performed in constructing our system and to fund marketing and distribution costs and repayment of long-term debt, as further described below under the heading "Liquidity and Capital Resources--Contractual Obligations and Commercial Commitments." Our ability to become profitable ultimately depends upon our substantially increasing the number of our subscribers as well as a number of other factors, as identified below under the heading "Liquidity and Capital Resources--Funds Required in 2002 and Beyond."

Results of Operations

   Year Ended December 31, 2001 Compared With Year Ended December 31, 2000

   XM Satellite Radio Holdings Inc. and Subsidiaries

     Revenue. Our revenue consists primarily of customers' subscription fees and advertising revenue. Revenue from subscribers consists of our monthly $9.99 subscription fee, which is recognized as the service is provided, and a non-refundable activation fee, which is recognized on a pro-rata basis over an estimated term for the subscriber relationship (which estimate we expect to be further refined over the next few years as additional historical data becomes available). Our subscriber arrangements are cancelable, without penalty. Payments received from customers receiving our service under promotional offers are not included as revenue until the promotional period has elapsed, as these customers are not obligated to continue receiving our service beyond the promotional period. Advertising revenue consists of sales of spot announcements to national advertisers that are recognized in the period in which the spot announcement is broadcast. Agency commissions are presented as a reduction to revenue in the Consolidated Statement of Operations, which is consistent with industry practice.

     We recognized revenue of $533,000 from the date of launch through December 31, 2001. Total revenue included $246,000 in subscriber revenue and $295,000 in advertising revenue less sales commissions of $43,000. We expect revenue to increase during 2002 as we add subscribers and attract additional advertisers.

     Broadcasting Operations. Broadcasting operations expense was $101.5 million in 2001, compared with $31.0 million in 2000, an increase of $70.5 million or 227%. Broadcasting operations expense consists of content/programming expense, system operations and customer care and billing operations.

         Content/Programming - Content/programming expense was $27.9 million in 2001, compared with $6.9 million in 2000, an increase of $21.0 million or 304%. This increase was the result of the cost of content and headcount, third party programming fees, and estimates of royalties owed to performing rights organizations. We expect content/programming expense to increase during 2002 as we operate the XM Radio system for a full year and as revenue increases.

         System Operations - System operations expense was $67.6 million in 2001, compared with $23.2 million in 2000, an increase of $44.4 million or 191%. This increase primarily resulted from the operation of our satellites and terrestrial repeater network and a charge of $26.3 million related to terrestrial repeater sites no longer required. We expect this expense to increase during 2002, exclusive of the $26.3 million charge, as our system operations continue to stabilize and we operate the system over the course of a full year.

         Customer Care and Billing Operations - Customer care and billing operations expense was $6.0 million, compared with $856,000 in 2000, an increase of $5.1 million or 567%. This increase resulted from our commencement of commercial operations. Included in 2001 expense are $4.9 million of set-up and pre-operating costs. We expect customer care and billing operations expense to increase during 2002, exclusive of the $4.9 million in set-up and pre-operating costs, as we add subscribers.

     Sales and Marketing. Sales and marketing expense was $99.8 million in 2001, compared with $16.1 million in 2000, an increase of $83.7 million or 520%. Sales and marketing expense increased as a result of our commencement of commercial operations and includes expenses related to our distribution partners, subscriber acquisition costs, personnel, advertising creation and media costs and significant pre-operations costs. We expect sales and marketing expense to increase during 2002 as we add subscribers.

     General and Administrative. General and administrative expense was $24.6 million in 2001, compared with $16.6 million in 2000, an increase of $8.0 million or 48%. The increase reflects additional headcount, facilities and the commencement of commercial operations. We anticipate general and administrative expense to remain relatively stable during 2002.

     Research and Development. Research and development expense was $14.3 million (including depreciation of $0.5 million) in 2001, compared with $12.7 million (including depreciation of $0.3 million) in 2000, an increase of $1.6 million or 13%. The increase in research and development expense primarily resulted from increased activity relating to our system technology development, including chipset design and uplink technology, in 2001. We expect research and development expense to increase during 2002 as we work toward developing our second generation chipset technology.

     Depreciation and Amortization. Depreciation and amortization expense was $42.0 million in 2001, compared with $3.1 million in 2000, an increase of $38.9 million or 1,255%. The increase in depreciation and amortization expense primarily resulted from our taking delivery of major components of our system during 2001, including our two satellites and terrestrial repeater network. We expect depreciation and amortization expense to increase during 2002 to reflect a full year's depreciation of our satellites and other components of our system. However, we will cease to amortize goodwill, our DARS license, and other intangibles in accordance with new accounting standards, as further described under the heading "Recent Accounting Pronouncements."

     Interest Income. Interest income was $15.2 million in 2001, compared with $27.6 million in 2000, a decrease of $12.4 million or 45%. The decrease was the result of lower average balances of cash and cash equivalents in 2001 as well as lower yields on our investments due to market conditions.

     Interest Expense. We incurred interest costs of $63.3 million, including a $6.5 million charge due to the incentivized conversion of Holdings' 7.75% convertible notes, and $39.1 million in 2001 and 2000, respectively. We capitalized interest costs of $45.2 million and $39.1 million associated with our DARS license and the XM Radio system and expensed $18.1 million and $0 in 2001 and 2000, respectively, as the interest capitalization threshold was exceeded.

     Net Loss. Net loss for 2001 was $284.4 million, compared with $51.9 million in 2000, an increase of $232.5 million or 448%. The increase primarily reflects increases in broadcasting operations expense, sales and marketing expense, depreciation and amortization expense and general and administrative expense in connection with our commencement of commercial operations.

   XM Satellite Radio Inc. and Subsidiaries

     The results of operations for XM and its subsidiaries were substantially the same as the results for Holdings and its subsidiaries discussed above except that in 2001, XM incurred additional rent expense of $1.3 million, $0.5 million less depreciation and amortization expense, $1.1 million less interest income, $3.0 million less interest expense and $0.8 million less other income. The rent, depreciation and other income differences are principally related to XM's rental of its corporate headquarters from Holdings due to Holdings' ownership of the building since August 2001. The interest income and expense differences were principally related to the components of cash and debt held at each company.

   Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   XM Satellite Radio Holdings Inc. and Subsidiaries

     Revenue. We had no revenue during 2000 and 1999 because we had not yet commenced commercial operations.

     Broadcasting Operations. Broadcasting operations expense was $31.0 million in 2000, compared with $3.9 million in 1999, an increase of $27.1 million or 695%. This increase reflects preparation for commercial operations, including increased expense for headcount, facilities and services.

     Sales and Marketing. Sales and marketing expense was $16.1 million in 2000, compared with $3.4 million in 1999, an increase of $12.7 million or 374%. This increase reflects preparation for commercial operations, including increased expense for headcount, facilities and services.

     General and Administrative. General and administrative expense was $16.6 million in 2000, compared with $14.5 million in 1999, an increase of $2.1 million or 14%. The increase reflects increased expense for headcount, facilities and services.

     Research and Development. Research and development expense was $12.7 million (including depreciation of $0.3 million) in 2000, compared with $7.4 million in 1999, an increase of $5.3 million or 72%. The increase in research and development expense primarily resulted from increased activity relating to our system technology development, including chipset design and uplink technology, in 2000.

     Depreciation and Amortization. Depreciation and amortization expense was $3.1 million, compared with approximately $1.5 million in 1999, an increase of $1.6 million or 107%. During 2000, we commenced the amortization of our goodwill and intangibles.

     Interest Income. Interest income was $27.6 million in 2000, compared with $2.9 million in 1999, an increase of $24.7 million or 852%. The increase was the result of higher average balances of cash and cash equivalents in 2000 due to the proceeds from the private placement of 14% senior secured notes and warrants, the public offerings of Class A common stock and Series B convertible redeemable preferred stock and the private placement of Series C convertible redeemable preferred stock, all in the first nine months of 2000, which exceeded expenditures for satellite and launch vehicle construction, other capital expenditures and operating expenses.

     Interest Expense. We incurred interest costs of $39.1 million and $24.4 million in 2000 and 1999, respectively. We capitalized interest costs of $39.1 million and $15.3 million associated with our DARS license and the XM Radio system and expensed $0 and $9.1 million in 2000 and 1999, respectively. The increase in interest costs was the result of the incurrence of new debt during the first quarter of 2000, which exceeded the reduction in interest due to the conversion of all debt into equity in the fourth quarter of 1999. Further, the interest capitalization threshold was exceeded in 1999.

     Net Loss. Net loss for 2000 was $51.9 million, compared with $36.9 million for 1999, an increase of $15.0 million or 41%. The increase in net loss reflects increases in research and development and additional general and administrative expense, primarily due to increased expense for headcount, facilities and services in preparation for commercial operations and the amortization of goodwill and intangibles.

   XM Satellite Radio Inc. and Subsidiaries

     The results of operations for XM and its subsidiaries were substantially the same as the results for Holdings and its subsidiaries discussed above except that in 1999, XM recognized $2.4 million less interest income due to the timing of capital contributions from Holdings and substantially less interest expense as Holdings' $5.5 million charge to interest for the beneficial conversion feature of the new Motient note and Holdings' exceeding its capitalization threshold by $3.6 million were not allocated to XM.

Liquidity and Capital Resources

     At December 31, 2001, we had a total of cash, cash equivalents and short-term investments of $210.9 million, which excludes $72.8 million of restricted investments, and working capital of $157.0 million, compared with cash, cash equivalents and short-term investments of $224.9 million, which excludes $161.2 million of restricted investments, and working capital of $212.1 million at December 31, 2000. The decreases in the respective balances are due primarily to the increasing capital expenditures and operating expenses for the year ended December 31, 2001, which were partially offset by funds raised from financing activities in the amount of $382.0 million.

     For the year ended December 31, 2001 we had an operating loss of $281.6 million compared to $79.5 million for the year ended December 31, 2000. At December 31, 2001, we had total assets of approximately $1.5 billion and total liabilities of $529.6 million, compared with total assets of $1.3 billion and total liabilities of $337.3 million at December 31, 2000. At December 31, 2001, we had $411.5 million of long-term debt outstanding (net of current portion), compared with $262.7 million at December 31, 2000.

   Non-Cash Stock-Based Expense

     We incurred non-cash compensation charges of approximately $4.9 million and $2.7 million in 2001 and 2000, respectively. These charges relate to stock options granted to employees and non-employees and warrants granted to Sony and CNBC. Additional compensation charges may result depending upon the market value of our Class A common stock at each balance sheet date.

   Funds Raised to Date

     Since inception, we have raised an aggregate of $1.5 billion net of expenses, interest reserve and repayment of debt. These funds are expected to be sufficient, in the absence of additional financing, to cover funding needs into the fourth quarter of 2002 based on our current business plan and as further described under the heading "Funds Required in 2002 and Beyond." These funds have been used to acquire our DARS license, make required payments for our system, including the satellites, terrestrial repeater system, and ground networks, and for working capital and operating expenses.

     Sources of Funds. Prior to our initial public offering, we raised approximately $167.0 million through the issuance of equity to, and receipt of loans from, Motient Corporation and a former stockholder from 1997 through January 1999. In July 1999, we issued $250.0 million of Series A subordinated convertible notes to six strategic and financial investors--General Motors, $50.0 million; Clear Channel Communications, $75.0 million; DIRECTV, $50.0 million; and Columbia Capital, Telcom Ventures, L.L.C. and Madison Dearborn Partners, $75.0 million in the aggregate. Using part of the proceeds from the issuance of the Series A subordinated convertible notes, we paid a former stockholder $75.0 million in July 1999 to redeem an outstanding loan. In October 1999, we completed our initial public offering, which yielded net proceeds of $114.1 million. In January 2000, we completed a follow-on offering of our Class A common stock, which yielded net proceeds of $132.1 million, and an offering of our Series B convertible redeemable preferred stock, which yielded net proceeds of $96.5 million. In March 2000, we completed a private placement of units consisting of $1,000 principal amount of XM's 14% senior secured notes due 2010 and a warrant to purchase 8.024815 shares of our Class A common stock at $49.50 per share, which yielded net proceeds of $191.5 million excluding $123.0 million for an interest reserve. In August 2000, we completed a private placement of our Series C convertible redeemable preferred stock, which yielded net proceeds of $226.8 million.

     During the fiscal year ended December 31, 2001:

     . We completed a follow-on offering of 7,500,000 shares of Class A common stock, which yielded net proceeds of $72.0 million, and a concurrent offering of 7.75% convertible subordinated notes due 2006, convertible into shares of our Class A common stock at $12.23 per share, which yielded net proceeds of $120.7 million;

     . We closed a $66.0 million financing package with subsidiaries of The Boeing Company, which includes a $35.0 million loan and deferral of $31.0 million of obligations to Boeing, our satellite manufacturer;

     . We entered into a loan and security agreement with a lender that provided $29.0 million to purchase our corporate headquarters and incurred $0.5 million in financing costs;

     . We completed a follow-on offering of 11,500,000 shares of our Class A common stock, yielding net proceeds of $126.5 million;

     . These issuances caused the conversion price of the Series C preferred stock to be adjusted to $22.17 and the exercise price of the warrants sold in March 2000 to be adjusted to $45.27 and number of warrant shares to be increased to 8.776003 per warrant.

     Uses of Funds. Of the approximately $1.5 billion of funds raised to date, as of December 31, 2001, we have paid $1.0 billion in capital expenditures, including approximately $90.0 million for our DARS license which has been paid for in full, and incurred $409.6 million in operating expenses.

     Satellite Contract. Under our satellite contract, Boeing Satellite Systems International, Inc. has delivered two satellites in orbit and is to complete construction of a ground spare satellite. Boeing Satellite has also provided ground equipment and software used in the XM Radio system and certain launch and operations support services. The contract also provides for in-orbit incentives to be earned depending on the performance of the in-orbit satellites over their useful lives. Such payments could total up to an additional $70.2 million over the useful lives of the satellites. We have deferred $31.0 million of payments under this contract to December 2006 at an interest rate of 8 percent. As of December 31, 2001, we had paid approximately $470.4 million under our satellite contract and have recognized an additional $741,000 in accrued milestone payments.

     Launch Insurance. As of December 31, 2001, we had launched both of our satellites and paid $44.1 million with respect to launch insurance, which has been capitalized to in-service satellites.

     Terrestrial Repeater System. As of December 31, 2001, we incurred aggregate costs of approximately $243.5 million for a terrestrial repeater system. These costs covered the capital cost of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas. In August 1999, we signed a contract with LCC International, Inc., a related party, for engineering and site preparation. As of December 31, 2001, we had paid $109.9 million under this contract and accrued an additional $15.4 million. We have also engaged other companies to perform site preparation services. We also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters. Payments under this contract are expected to be approximately $128.0 million. As of December 31, 2001, we had paid $95.8 million under this contract and accrued an additional $7.7 million.

     Ground Segment. As of December 31, 2001, we incurred aggregate ground segment costs of approximately $110.9 million. These costs were related to the satellite control facilities, programming production studios and various other equipment and facilities.

     DARS License. In October 1997, we received one of two satellite radio licenses issued by the FCC. We have paid approximately $90.0 million for this license, including the initial bid right. There are no further payments required relating to the license.

     Purchase of Building. In August 2001, we acquired our corporate headquarters building for $34.0 million.

     Operating Expenses. From inception through December 31, 2001, we have incurred total operating expenses of $409.6 million.

     Joint Development Agreement Funding Requirements. We may require additional funds to pay license fees or make contributions toward the development of the technologies used to develop a unified standard for satellite radios under our joint development agreement with Sirius Radio. Each party is obligated to fund one half of the development cost for such technologies. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. In our discussions we have yet to agree on the validity, value, use, importance and available alternatives of our respective technologies. If we fail to reach agreement, the fees or credits may be determined through binding arbitration. We cannot predict at this time the amount of license fees or contribution payable by us or Sirius Radio or the size of the credits to us and Sirius Radio from the use of the other's technology. This may require significant additional capital.

   Funds Required in 2002 and Beyond

     Although we commenced nationwide commercial operations in November 2001, we expect to need significant additional funds to cover our cash requirements before we generate sufficient cash flow from operations to cover our expenses. We estimate that our existing resources would be sufficient in the absence of additional financing to cover our estimated funding needs into the fourth quarter of 2002. We estimate that we will need an additional $40 million to $65 million through the end of 2002, and we will require additional funding thereafter. These estimates may change, and we may need additional financing in excess of these estimates. Funds will be needed to cover broadcasting operations, sales and marketing, general corporate purposes and further development of the XM Radio system. Sales and marketing expenses are expected to include joint advertising and joint development with, and manufacturing subsidies of certain costs of, some of our manufacturers and distribution partners. We cannot estimate the total amount of these operational, promotional, subscriber acquisition, joint development and manufacturing costs and expenses, however, since they vary depending upon different criteria, but they are expected to be substantial. In addition, our ability to generate revenues and ultimately to become profitable will depend upon several factors, including whether we can attract and retain enough subscribers and advertisers; whether our system continues to operate at an acceptable level; whether we compete successfully; and whether the FCC grants us all additional necessary authorizations in a timely manner.

     We currently expect to satisfy our continuing funding requirements by selling debt or equity securities and by obtaining loans or other credit lines from banks or other financial institutions. If we are successful in raising additional financing, we anticipate that a significant portion of the financing will consist of debt. We are actively considering possible financings, and because of our substantial capital needs we may consummate one or more financings at any time.

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

     Our need for additional funds may also be affected by future developments. In September 2001, we were advised by Boeing Satellite of a progressive degradation problem with the solar array output power of 702 class satellites, including XM "Rock" and XM "Roll." At the present time, the output power of the solar arrays and the broadcast signal strength are above minimum acceptable levels and are expected to remain that way at least through 2005, permitting full operation of the XM System (based on patterns projected by Boeing Satellite). We have advised our insurance carriers of the situation and believe that should we experience a total or partial loss, we would have adequate insurance coverage, although there is no assurance that would be the case. Since the issue is common to 702 class satellites, the manufacturer is closely watching the progression of the problem, including data from a satellite in orbit approximately 18 months longer than XM "Rock" and XM "Roll." With this 18-month advance visibility of performance levels, insurance arrangements in place, a spare satellite under construction that is being modified to address the solar array anomaly and availability of additional satellites, we believe that we will be able to launch additional satellites prior to the time the solar power problem might cause the broadcast signal strength to fall below acceptable levels. Our management will continue to monitor this situation carefully over the next few years.

   Contractual Obligations and Commercial Commitments

     We are obligated to make significant payments under a variety of contracts and other commercial arrangements, including the following:

     Marketing and Distribution Arrangements. We have entered into various joint
     ---------------------------------------
sales, marketing and distribution agreements. Under the terms of these agreements, we are obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. We have subsidized the manufacture of certain component parts of XM radios in order to provide attractive pricing to our customers. The subsidies are charged to expense when the radios are manufactured or shipped from the factory. Consequently, the expense is most often recognized in advance of when revenue, if any, is realized. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the years ended December 31, 1999, 2000 and 2001 we incurred expenses of $0, $0 and $19.5 million, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and revenue increase.

     Programming Agreements. We have also entered into various programming
     ----------------------
agreements. Under the terms of these agreements, we are obligated to provide payments and commissions to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. The amount of these costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the years ended December 31, 1999, 2000, 2001, we incurred expenses of $0, $0 and $7.2 million, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and revenue increase.

     General Motors Distribution Agreement. We have significant payment
     -------------------------------------
obligations under our distribution agreement with General Motors. We will pay an aggregate of approximately $35 million through 2004. After that, through 2009, we will have additional fixed annual payments ranging from less than $35 million to approximately $130 million, aggregating approximately $400 million. In order to encourage the broad installation of XM radios, we have agreed to subsidize a portion of the cost of XM radios and to make incentive payments to General Motors when the owners of General Motors vehicles with installed XM radios become subscribers for the XM Radio service. We must also share with General Motors a percentage of the subscription revenue attributable to General Motors vehicles with installed XM radios. This percentage increases until there are more than eight million General Motors vehicles with installed XM radios. This agreement is subject to renegotiation if General Motors does not achieve and maintain specified installation levels, starting with 1.24 million units after four years and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to our share of the satellite digital radio market. There can be no assurances as to the outcome of any such renegotiations. General Motors' exclusivity obligations will discontinue if, four years after we commence commercial operations and at two-year intervals thereafter, we fail to achieve and maintain specified minimum market share levels in the satellite digital radio service market. Prior to 2001, we had not incurred any costs under the contract and in 2001 we incurred $1.3 million.

     Long-term debt. In March 2000, XM issued $325.0 million aggregate principal
     --------------
amount of 14% senior secured notes due 2010. In connection with this financing, an interest reserve of $123.0 million was established to cover the first six interest payments, of which three have been made. Principal on the senior secured notes is payable at maturity, while interest is payable semi-annually. In March 2001, we issued $125.0 million aggregate principal amount of 7.75% convertible subordinated notes due 2006. In July and August 2001, holders of convertible subordinated notes exchanged $45.9 million of notes for 4,194,272 shares of our Class A common stock. Principal on the convertible subordinated notes is payable at maturity, while interest is payable semi-annually. In August 2001, we borrowed $29.0 million to finance the purchase of our headquarters facility. This loan is for a term of five years and bears interest at a rate based on the London Interbank Offer Rate plus an indicated spread. We make monthly payments of principal and interest on this loan. In December 2001, we borrowed $35.0 million from a subsidiary of The Boeing Company. This loan is for a term of five years and bears interest at a rate based on the London Interbank Offer Rate plus an indicated spread. Principal is payable at maturity, while interest is payable quarterly.

     Lease obligations. We have noncancelable operating leases for office space
     -----------------
and terrestrial repeater sites and noncancelable capital leases for equipment that expire over the next ten years. As discussed below, in December 2001, we determined that the planned number of terrestrial repeater sites could be reduced due to the relative signal strength provided by our satellites. We recognized a charge of $26.3 million with respect to terrestrial repeater sites no longer required. This charge includes a lease termination accrual of $8.6 million for 646 terrestrial repeater site leases, which would reduce the future minimum lease payments.

                                                               Payments Due By Period
                                                               ----------------------
                                                                   (in thousands)

         Contractual Obligations               2002   2003 and 2004         2005   2006 and Beyond        Total
         -----------------------               ----   -------------         ----   ---------------        -----
GM Distribution Agreement ..............  $   3,000     $    29,400    $  33,500        $  372,400   $  438,300
Long-term debt .........................        380             874          492           466,220      467,966
Capital Lease Obligations ..............      1,530           4,487          141                --        6,158
Operating Lease Obligations ............     20,471          42,389       17,351            16,126       96,337
                                          ---------     -----------    ---------        ----------   ----------
     Total .............................  $  25,381     $    77,150    $  51,484        $  854,746   $1,008,761
                                          =========     ===========    =========        ==========   ==========

     The above amounts do not include interest, which in some cases is variable in amount.

     The long-term debt payments due in 2006 and beyond include the maturity of our $79.1 million of 7.75% convertible subordinated notes, our $29.0 million loan to finance the purchase of our headquarters facility and our $35.0 million borrowing from Boeing, all of which come due in 2006, and the maturity of XM's $325.0 million of 14% senior secured notes, which come due in 2010.

Related Party Transactions

     We developed strategic relationships with certain companies that were instrumental in the construction and development of our system. In connection with our granting to them of large supply contracts, some of these strategic companies have become large investors in us and have been granted rights to designate directors or observers to our board of directors. The negotiation of these supply contracts and investments primarily occurred at or prior to the time these companies became related parties, except in the case of Motient Corporation, which was our founder.

     We are a party to a long-term distribution agreement with the OnStar division of General Motors that provides for the installation of XM radios in General Motors vehicles, as more fully described above under the heading "Liquidity and Capital Resources--Contractual Obligations and Commercial Commitments." In connection with the development of our terrestrial repeater network, we are a party to a contract with Hughes Electronics Corporation and a contract with LCC International, as further described under the heading "Liquidity and Capital Resources--Funds Raised to Date." DIRECTV has provided consulting services in connection with the development of our customer care center and billing operations. We have agreements with Clear Channel Communications, DIRECTV, Telcom Ventures and American Honda to make available use of our bandwidth. We have a sponsorship agreement with Clear Channel Entertainment to advertise our service at Clear Channel Entertainment concerts and venues. Premiere Radio Networks, a subsidiary of Clear Channel Communications, is our advertising sales representative. Motient Corporation has provided technical and administrative support for our operations. General Motors is one of our largest shareholders and Chester A. Huber, Jr., the president of OnStar, is a member of our board of directors. Hughes Electronics is our largest shareholder and is a subsidiary of General Motors. Jack Shaw, a member of our board of directors, is Chief Executive Officer of Hughes Electronics Corporation. Dr. Rajendra Singh, a member of our board of directors and a member of the board of directors of LCC International, controls the largest shareholder of LCC International. DIRECTV, a subsidiary of Hughes Electronics, is a holder of our Series C preferred stock. Randall Mays, a member of our board of directors, is executive vice president and chief financial officer of Clear Channel Communications. Our chairman, Gary Parsons, is also the chairman of Motient, a significant early investor and formerly our controlling stockholder.

     We have incurred the following costs in transactions with the related parties described above (in thousands):

                                          Year      GM    Hughes       DIRECTV      LCC    Clear Channel     Motient
                                          ----      --    ------       -------      ---    -------------     -------
Terrestrial repeater network ............ 1999      --     3,500            --    6,578               --          --
     engineering and manufacturing        2000      --    11,858            --   58,731               --          --
                                          2001      --    88,116            --   59,958               --          --

Terrestrial repeater site leases ........ 1999      --        --            --       --               --          --
                                          2000      --        --            --       --                5          --
                                          2001      --        --            --       --               36          --

Customer care and billing ............... 1999      --        --            --       --               --          --
     operations                           2000      --        --         1,008       --               --          --
                                          2001      --        --           623       --               --          --

Sales and marketing ..................... 1999      --        --            --       --               --          --
                                          2000      --        --            --       --            3,175          --
                                          2001   1,264        --            --       --            4,351          --

General and administrative .............. 1999      --        --            --       --               --         224

                    2000      --        --      --       --       3      252
                    2001      --        --      --       --      --      193

Critical Accounting Policies

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require that we make estimates and assumptions. Our significant accounting policies are described in Note 1 to our consolidated financial statements. In accordance with recent Securities and Exchange Commission guidance, we have identified the following policies as possibly involving a higher degree of judgment and complexity.

..    Revenue Recognition - Revenue from subscribers consists of our monthly subscription fee, which is recognized as the service is provided, and a non-refundable activation fee, which is recognized on a pro-rata basis over an estimated term of the subscriber relationship, which was based upon market studies and management's judgment. We expect to refine this estimate as more data becomes available. Payments from customers receiving our service under promotional offers are not recognized as revenue until the promotional period has elapsed, as described above under the heading "Results of Operations."

..    Useful Life of Satellites - The expected life of our satellites was extended from 15 years, the initial design life, to 17.5 years based upon updated technical estimates we received from our satellite provider following our satellite launches. We are currently evaluating the possible effect of a progressive degradation problem with the solar array output power of our satellites, as described above under the heading "Liquidity and Capital Resources--Funds Required in 2002 and Beyond." We currently do not have sufficient information regarding the anomaly to make specific conclusions with regard to the performance of our satellites. We continue to monitor the situation and may need to adjust the life of our satellites based upon future information.

..    Accrued Network Optimization Expenses - As a result of the planned reduction of the number of terrestrial repeater sites, we recognized a charge of $26.3 million in 2001. This expense includes $17.7 million of site specific capitalized costs that were written off and a lease termination accrual of $8.6 million for 646 terrestrial repeater site leases. The contractual lease payments for the sites are $35.1 million. The accrual represents an estimate of the costs to terminate existing leases based on management's judgment, advice of lease consultants, and early negotiations with landlords. The accrual also includes the estimated costs to deconstruct the existing sites, which are based upon quotes from contractors. This accrual could vary significantly from the actual amount incurred, which will be primarily based on our ability to negotiate lease termination settlements.

Recent Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 ("SFAS 141"), Business Combinations, and Statement No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill and other intangibles with indefinite lives, and requires periodic evaluations of impairment of goodwill and other intangible balances. SFAS 142 became effective on January 1, 2002. We are currently assessing the impacts of the adoption of these standards and believe that SFAS 141 will not have an impact on our current operations, but that SFAS 142 will have a material effect on operations in 2002. As of the date of adoption of SFAS No. 142, we expect to have unamortized goodwill in the amount of $11.5 million and unamortized identifiable intangible assets in the amount of $155.2 million, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill and identifiable intangible assets was $1.2 million, $1.4 million and $3.6 million for the years ended December 31, 1999, 2000, and 2001, respectively.

     In August 2001, the FASB issued Statement No. 144, ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB

Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and 25 Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. We are currently assessing the impact of the adoption of this standard and do not believe that SFAS 144 will have a material effect on operations in 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2001, we do not have any derivative financial instruments and do not intend to use derivatives. We do not hold or issue any free-standing derivatives. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. Our long-term debt includes fixed interest rates and the fair market value of the debt is sensitive to changes in interest rates. We run the risk that market rates will decline and the required payments will exceed those based on current market rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. The mortgage on our corporate headquarters has a variable interest rate that may not exceed a ceiling rate of 14% or a floor rate of 8%. A change of one percentage point in the interest rate applicable to this $29.0 million of variable rate debt at December 31, 2001 would result in a fluctuation of approximately $0.3 million in our annual interest expense. Additionally, we believe that our exposure to interest rate risk is not material to our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of XM Satellite Radio Holdings Inc., including consolidated balance sheets as of December 31, 2000 and 2001, and consolidated statements of operations, consolidated statements of stockholders' equity (deficit) and consolidated statements of cash flows for the three-year period ended December 31, 2001 and notes to the consolidated financial statements, together with a report thereon of KPMG LLP, dated January 23, 2002, are attached hereto as pages F-1 through F-30.

     The consolidated financial statements of XM Satellite Radio Inc., including consolidated balance sheets as of December 31, 2000 and 2001, and consolidated statements of operations, consolidated statements of stockholder's equity and consolidated statements of cash flows for the three-year period ended December 31, 2001 and notes to the consolidated financial statements, together with a report thereon of KPMG LLP, dated January 23, 2002, are attached hereto as pages F-31 through F-55.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     The information is incorporated herein by reference to Holdings' definitive 2002 Proxy Statement. Holdings and XM have the same directors and executive officers.

ITEM 11. EXECUTIVE COMPENSATION

     The information is incorporated herein by reference to Holdings' definitive 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information is incorporated herein by reference to Holdings' definitive 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information is incorporated herein by reference to Holdings' definitive 2002 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following Consolidated Financial Statements of and report of independent public accountants for XM Satellite Radio Holdings Inc. are included in Item 8 of this Form 10-K:

Report of Independent Auditors.

Consolidated Balance Sheets as of December 31, 2000 and 2001.

Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001.

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1999, 2000 and 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001, and for the period from December 15, 1992.

Notes to Consolidated Financial Statements.

Schedule I--Valuation and Qualifying Accounts.

     The following Consolidated Financial Statements of and report of independent public accountants for XM Satellite Radio Inc. are included in Item 8 of this Form 10-K:

Report of Independent Auditors.

Consolidated Balance Sheets as of December 31, 2000 and 2001.

Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001.

Consolidated Statements of Stockholder's Equity for the years ended December 31, 1999, 2000 and 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001.

Notes to Consolidated Financial Statements.

Schedule I--Valuation and Qualifying Accounts.

(a)(2) The following consolidated financial statement schedules are filed as part of this report and attached hereto as page F-30 and F-56:

Schedule I--Valuation and Qualifying Accounts for Holdings.

Schedule I--Valuation and Qualifying Accounts for XM.

All other schedules for which provision is made in the applicable accounting regulations of the Commission have been included in the Consolidated Financial Statements of XM Satellite Radio Holdings Inc. or XM Satellite Radio Inc. or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

                                  Exhibit Index

Exhibit No.                          Description
-----------                          -----------
3.1.    Restated Certificate of Incorporation of XM Satellite Radio Holdings
        Inc.

3.2.    Restated Bylaws of XM Satellite Radio Holdings Inc.

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

4.15 Indenture, dated March 6, 2001, between XM Satellite Radio Holdings Inc. and United States Trust Company of New York (incorporated by reference to Holdings' annual report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.16 Supplemental Indenture, dated as of November 15, 2001, by and between XM Satellite Radio Inc. and The Bank of New York (successor to United States Trust Company of New York) (incorporated by reference to Holdings' Current Report on Form 8-K, filed with the SEC on December 6, 2001).

4.17 Form of 7.75% convertible subordinated note (incorporated by reference to Holdings' annual report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.18 Customer Credit Agreement dated as of December 5, 2001 between Holdings and Boeing Capital Services Corporation (incorporated by reference to Holdings' Current Report on Form 8-K, filed with the SEC on December 6, 2001).

4.19 Security Agreement dated as of December 5, 2001, between Holdings and Boeing Capital Services Corporation (incorporated by reference to Holdings' Current Report on Form 8-K, filed with the SEC on December 6, 2001).

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

10.3. Note Purchase Agreement, dated June 7, 1999, by and between XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., Clear Channel Communications, Inc., DIRECTV Enterprises, Inc., General Motors Corporation, Telcom-XM Investors, L.L.C., Columbia XM Radio Partners, LLC, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., and Special Advisors Fund I, LLC (including form of Series A subordinated convertible note of XM Satellite Radio Holdings Inc. attached as Exhibit A thereto).

10.4.+ Technology Licensing Agreement by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999.

10.5      Intentionally omitted.

10.6      Intentionally omitted.

10.7.* Amended and Restated Agreement by and between XM Satellite Radio Inc. and ST Microelectronics Srl, dated September 27, 1999.

10.8.* Distribution Agreement, dated June 7, 1999, between OnStar, a division of General Motors Corporation, and XM Satellite Radio Inc.

10.9.* Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and DIRECTV, INC.

10.10.* Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communication, Inc.

10.11.* Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and TCM, LLC.

10.12     Intentionally omitted.

10.13     Intentionally omitted.

10.14     Intentionally omitted.

10.15     Intentionally omitted.

10.16     Intentionally omitted.

10.17. Form of Indemnification Agreement between XM Satellite Radio Holdings Inc. and each of its directors and executive officers.

10.18 1998 Shares Award Plan (incorporated by reference to Holdings' Registration Statement on Form S-8, File No. 333-65020).

10.19.    Form of Employee Non-Qualified Stock Option Agreement.

10.20.+ Firm Fixed Price Contract #001 between XM Satellite Radio Inc. and the Fraunhofer Gesellschaft zur Foderung Der angewandten Forschung e.V., dated July 16, 1999.

10.21.+ Contract for Engineering and Construction of Terrestrial Repeater Network System by and between XM Satellite Radio Inc. and LCC International, Inc., dated August 18, 1999.

10.22 Employee Stock Purchase Plan (incorporated by reference to Holdings' Registration Statement on Form S-8, File No. 333-65020).

10.23. Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999.

10.24. Non-Qualified Stock Option Agreement between Hugh Panero and XM Satellite Radio Holdings Inc., dated July 1, 1998, as amended.

10.25.    Form of Director Non-Qualified Stock Option Agreement.

10.26     Intentionally omitted.

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

10.31 Employment Agreement, dated as of June 1, 2001, between XM Satellite Radio Holdings Inc. and Hugh Panero (incorporated by reference to Holdings' quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed with the SEC on August 13, 2001).

10.32 Form of Employment Agreement, dated as of July 1, 2001, between XM Satellite Radio Holdings Inc. and Gary Parsons (incorporated by reference to Holdings' quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed with the SEC on August 13, 2001).

10.33 Loan and Security Agreement, dated as of August 24, 2001, by and between Fremont Investment & Loan and XM 1500 Eckington LLC (incorporated by reference to Holdings' quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 13, 2001).

10.34 Limited Recourse Obligations Guaranty, dated as of August 24, 2001, by XM Satellite Radio Holdings Inc. in favor of Fremont Investment & Loan (incorporated by reference to Holdings' quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 13, 2001).

10.35 Assignment and Novation Agreement dated as of December 5, 2001, between Holdings, XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings' Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.36+ Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery dated as of May 15, 2001 between XM Satellite Radio, Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings' Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.37+ Amendment to the Satellite Purchase Contract for In-Orbit Delivery dated as of December 5, 2001 between XM Satellite Radio, Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings' Current Report on Form 8-K filed with the SEC on December 6, 2001).

23.1      Consent of KPMG LLP.

----------

..    Incorporated by reference to Holdings' Registration Statement on Form S-1,
     File No. 333-83619.
* Pursuant to the Commission's Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.
+ We have requested confidential treatment from the Commission of certain portions of this Exhibit.

(b)       Reports on Form 8-K.

        On December 6, 2001, Holdings filed a Current Report on Form 8-K that reported the closing of a $66 million financing package with subsidiaries of The Boeing Company.

        On December 6, 2001, Holdings filed a Current Report on Form 8-K that contained certain information in connection with its offering of Class A common stock.

(c)     Exhibits.

        XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. hereby file as part of this Form 10-K the Exhibits listed in the Index to Exhibits.

(d)     Consolidated Financial Statement Schedules.

        The following consolidated financial statement schedules are filed herewith:

        Schedule I--Valuation and Qualifying Accounts for Holdings.
        Schedule I--Valuation and Qualifying Accounts for XM.

        Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth therein is provided in the Consolidated Financial Statements of XM Satellite Radio Holdings Inc. or notes thereto.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

Independent Auditors' Report ...................................................  F-2

Consolidated Balance Sheets ....................................................  F-3

Consolidated Statements of Operations ..........................................  F-4

Consolidated Statements of Stockholders' Equity (Deficit) ......................  F-5

Consolidated Statements of Cash Flows ..........................................  F-6

Notes to Consolidated Financial Statements .....................................  F-7

Independent Auditors' Report on Consolidated Financial Statement Schedule ......  F-28

Schedule I--Valuation and Qualifying Accounts ..................................  F-29


                    XM SATELLITE RADIO INC. AND SUBSIDIARIES

Independent Auditors' Report ...................................................  F-30

Consolidated Balance Sheets ....................................................  F-31

Consolidated Statements of Operations ..........................................  F-32

Consolidated Statements of Stockholder's Equity ................................  F-33

Consolidated Statements of Cash Flows ..........................................  F-34

Notes to Consolidated Financial Statements .....................................  F-35

Independent Auditors' Report on Consolidated Financial Statement Schedule ......  F-53

Schedule I--Valuation and Qualifying Accounts ..................................  F-54

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
XM Satellite Radio Holdings Inc.:

     We have audited the accompanying consolidated balance sheets of XM Satellite Radio Holdings Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XM Satellite Radio Holdings Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company is dependent upon additional debt or equity financing, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  /s/ KPMG LLP


McLean, VA
January 23, 2002

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001

                                                                                                              2000         2001
                                                                                                           -----------  -----------
                                                               ASSETS                                        (in thousands, except
                                                                                                                   share data)
Current assets:
     Cash and cash equivalents .........................................................................   $   224,903  $   182,497
     Short-term investments ............................................................................            --       28,355
     Restricted investments ............................................................................        45,585       44,861
     Accounts receivable, net of allowance for doubtful accounts of $0 and $10 .........................            --          478
     Prepaid and other current assets ..................................................................         8,815       15,720
                                                                                                           -----------  -----------
          Total current assets .........................................................................       279,303      271,911
Other assets:
     Restricted investments, net of current portion ....................................................       115,581       27,898
     System under construction .........................................................................       815,016       55,056
     Property and equipment, net of accumulated depreciation and amortization of $2,337 and $43,384 ....        50,052    1,066,191
     Goodwill and intangibles, net of accumulated amortization of $2,599 and $3,974 ....................        24,001       22,626
     Other assets, net of accumulated amortization of $672 and $2,167 ..................................         9,265       12,521
                                                                                                           -----------  -----------
          Total assets .................................................................................   $ 1,293,218  $ 1,456,203
                                                                                                           ===========  ===========

                                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..................................................................................   $    31,793  $    36,559
     Accrued expenses ..................................................................................         6,039       26,098
     Accrued network optimization expenses (note 15) ...................................................            --        8,595
     Current portion of long-term debt .................................................................           556        1,910
     Due to related parties ............................................................................        15,429       26,052
     Accrued interest ..................................................................................        13,397       15,664
                                                                                                           -----------  -----------
          Total current liabilities ....................................................................        67,214      114,878
Long-term debt, net of current portion .................................................................       262,665      411,520
Royalty payable, net of current portion ................................................................         2,600        1,800
Other non-current liabilities ..........................................................................         4,787        1,354
                                                                                                           -----------  -----------
          Total liabilities ............................................................................       337,266      529,552
                                                                                                           -----------  -----------
Stockholders' equity:
   Series A convertible preferred stock, par value $0.01 (liquidation preference of $102,688);
     15,000,000 shares authorized, 10,786,504 shares issued and outstanding at December 31, 2000
     and 2001 ..........................................................................................           108          108
   Series B convertible redeemable preferred stock, par value $0.01 (liquidation preference of $43,364); 3,000,000 shares authorized, 867,289 shares issued
     and outstanding at December 31, 2000 and 2001 .....................................................             9            9
   Series C convertible redeemable preferred stock, par value $0.01 (liquidation preference of
     $244,277 and $263,664 at December 31, 2000 and 2001, respectively); 250,000 shares authorized,
     235,000 shares issued and outstanding at December 31, 2000 and 2001 ...............................             2            2
   Class A common stock, par value $0.01; 180,000,000 shares authorized, 34,073,994 and
     74,482,168 shares issued and outstanding at December 31, 2000 and 2001, respectively ..............           341          745
   Class B common stock, par value $0.01; 30,000,000 shares authorized, 16,557,262
     and no shares issued and outstanding at December 31, 2000 and 2001, respectively ..................           166           --
   Class C common stock, par value $0.01; 30,000,000 shares authorized, no shares issued and
     outstanding at December 31, 2000 and 2001 .........................................................            --           --
   Additional paid-in capital ..........................................................................     1,061,921    1,316,761
   Accumulated deficit .................................................................................      (106,595)    (390,974)
                                                                                                           -----------  -----------
          Total stockholders' equity ...................................................................       955,952      926,651
                                                                                                           -----------  -----------
Commitments and contingencies (notes 1, 2, 3, 5, 10 and 15)
          Total liabilities and stockholders' equity ...................................................   $ 1,293,218  $ 1,456,203
                                                                                                           ===========  ===========

          See accompanying notes to consolidated financial statements.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                          1999           2000            2001
                                                                     -----------     -----------     -----------
                                                                        (in thousands, except share data)
Revenue:
     Subscriber revenue ..........................................   $        --     $        --     $       246
     Ad sales revenue ............................................            --              --             294
        Less:  Agency commissions ................................            --              --             (43)
     Other revenue ...............................................            --              --              36
                                                                     -----------     -----------     -----------
          Total revenue ..........................................            --              --             533
                                                                     -----------     -----------     -----------

Operating expenses:
     Broadcasting operations:
        Content/programming ......................................        (1,014)         (6,878)        (27,924)
        System operations ........................................        (2,877)        (23,227)        (67,571)
        Customer care and billing operations .....................            --            (856)         (6,034)
     Sales and marketing .........................................        (3,351)        (16,078)        (99,789)
     General and administrative ..................................       (14,496)        (16,624)        (24,595)
     Research and development ....................................        (7,440)        (12,701)        (14,255)
     Depreciation and amortization ...............................        (1,513)         (3,115)        (41,971)
                                                                     -----------     -----------     -----------
          Total operating expenses ...............................       (30,691)        (79,479)       (282,139)
                                                                     -----------     -----------     -----------
Operating loss ...................................................       (30,691)        (79,479)       (281,606)

Other income (expense):
     Interest income .............................................         2,916          27,606          15,198
     Interest expense ............................................        (9,121)             --         (18,131)
     Other income, net ...........................................            --              --             160
                                                                     -----------     -----------     -----------
             Net loss ............................................       (36,896)        (51,873)       (284,379)
                                                                     -----------     -----------     -----------

8.25% Series B preferred stock dividend requirement ..............            --          (5,935)         (3,766)
8.25% Series C preferred stock dividend requirement ..............            --          (9,277)        (19,387)
Series B preferred stock deemed dividend .........................            --         (11,211)             --
Series C preferred stock beneficial conversion feature ...........            --        (123,042)             --
                                                                     -----------     -----------     -----------
             Net loss attributable to common stockholders ........   $   (36,896)    $  (201,338)    $  (307,532)
                                                                     ===========     ===========     ===========
Net loss per share:
     Basic and diluted ...........................................   $     (2.40)    $     (4.15)    $     (5.13)
                                                                     ===========     ===========     ===========
Weighted average shares used in computing net
   loss per share-basic and diluted ..............................    15,344,102      48,508,042      59,920,196
                                                                     ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                            Series B           Series C
                                                        Series A           Convertible       Convertible
                                                       Convertible         Redeemable         Redeemable             Class A
                                                    Preferred Stock     Preferred Stock       Preferred            Common Stock
                                                    ----------------    ----------------      ----------           -------------

                                                  Shares      Amount    Shares     Amount    Shares    Amount     Shares     Amount
                                                  ------      ------    ------     ------    ------    ------     ------     ------
                                                                                                   (in thousands, except share data)
Balance at January 1, 1999 ................           --     $   --          --    $   --         --   $    --           --  $   --
53,514-for-one stock split ................           --         --          --        --         --        --           --      --
Initial public offering ...................           --         --          --        --         --        --   10,241,000     102
Conversion of Series A convertible
  debt ....................................   10,786,504        108          --        --         --        --   16,179,755     162
Conversion of subordinated
  convertible notes payable to
  related party ...........................           --         --          --        --         --        --           --      --
Increase in DARS license, goodwill
  and intangibles .........................           --         --          --        --         --        --           --      --
Charge for beneficial conversion
  feature of note issued to Parent ........           --         --          --        --         --        --           --      --
Issuance of shares to employees
  through stock option and
  purchase plans ..........................           --         --          --        --         --        --       29,862       1
Non-cash stock compensation ...............           --         --          --        --         --        --       14,716      --
Net loss ..................................           --         --          --        --         --        --           --      --
                                              ----------     ------- ----------    ------    -------   -------   ----------  ------
Balance at December 31, 1999 ..............   10,786,504     $   108         --    $   --         --   $    --   26,465,333  $  265
Secondary public offering .................           --          --         --        --         --        --    4,370,000      44
Sale of Series B convertible
  redeemable preferred stock ..............           --          --  2,000,000        20         --        --           --      --
Sale of Series C convertible
  redeemable preferred stock ..............           --          --         --        --    235,000         2           --      --
Incentivized conversion of Series B
  convertible redeemable preferred
  stock ...................................           --          -- (1,132,711)      (11)        --        --    1,700,016      17
Sale of warrants to purchase Class A
  common stock ............................           --          --         --        --         --        --           --      --
Conversion of Class B common stock ........           --          --         --        --         --        --    1,314,914      13
Series B convertible redeemable
  preferred stock dividends ...............           --          --         --        --         --        --      145,166       1
Issuance of shares to employees
  through stock option and
  purchase plans ..........................           --          --         --        --         --        --       73,565       1
Non-cash stock compensation ...............           --          --         --        --         --        --        5,000      --
Net loss ..................................           --          --         --        --         --        --           --      --
                                              ----------     ------- ----------    ------    -------   -------   ----------  ------
Balance at December 31, 2000 ..............   10,786,504     $   108    867,289    $    9    235,000   $     2   34,073,994     341
Conversion of Class B common stock ........           --          --         --        --         --        --   16,557,262     166
Incentivized conversion of
  convertible subordinated notes to
  Class A common stock ....................           --          --         --        --         --        --    4,194,272      42
Secondary public offerings ................           --          --         --        --         --        --   19,000,000     190
Series B convertible redeemable
  preferred stock dividends ...............           --          --         --        --         --        --      466,180       5
Issuance of shares to employees
  through stock option and
  purchase plans ..........................           --          --         --        --         --        --      190,460       1
Non-cash stock compensation ...............           --          --         --        --         --        --           --      --
Net loss ..................................           --          --         --        --         --        --           --      --
                                              ----------     ------- ----------    ------    -------   -------   ----------  ------
Balance at December 31, 2001 ..............   10,786,504     $   108    867,289    $    9    235,000   $     2   74,482,168  $  745
                                              ----------     ======= ==========    ======    =======   =======   ==========  ======

                                                                                                                        Total
                                                                                          Additional                   Stockholders'
                                                       Class B              Class C          Paid-in      Accumulated     Equity
                                                    Common Stock          Common Stock      Capital        Deficit       Deficit
                                                    -------------         ------------      -------        --------      -------

                                                  Shares    Amount      Shares    Amount
                                                  ------    ------      ------    ------
Balance at January 1, 1999 ................          125     $    --      --    $   --    $    10,643     $   (17,826)      (7,183)
53,514-for-one stock split ................    6,689,125          67      --        --            (67)             --           --
Initial public offering ...................           --          --      --        --        114,032              --      114,134
Conversion of Series A convertible
  debt ....................................           --          --      --        --        246,079              --      246,349
Conversion of subordinated
  convertible notes payable to
  related party ...........................   11,182,926         112      --        --        106,843              --      106,955
Increase in DARS license, goodwill
  and intangibles .........................           --          --      --        --         51,624              --       51,624
Charge for beneficial conversion
  feature of note issued to Parent ........           --          --      --        --          5,520              --        5,520
Issuance of shares to employees
  through stock option and
  purchase plans ..........................           --          --      --        --            303              --          304
Non-cash stock compensation ...............           --          --      --        --          4,210              --        4,210
Net loss ..................................           --          --      --        --             --         (36,896)     (36,896)
                                             -----------     -------  ------    ------    -----------     -----------    ---------
Balance at December 31, 1999 ..............   17,872,176     $   179      --    $   --    $   539,187     $   (54,722)   $ 485,017
Secondary public offering .................           --          --      --        --        132,026              --    $ 132,070
Sale of Series B convertible
  redeemable preferred stock ..............           --          --      --        --         96,452              --       96,472
Sale of Series C convertible
  redeemable preferred stock ..............           --          --      --        --        226,820              --      226,822
Incentivized conversion of Series B
  convertible redeemable preferred
  stock ...................................           --          --      --        --             (6)             --           --
Sale of warrants to purchase Class A
  common stock ............................           --          --      --        --         63,536              --       63,536
Conversion of Class B common stock ........   (1,314,914)        (13)     --        --             --              --           --
Series B convertible redeemable
  preferred stock dividends ...............           --          --      --        --             (1)             --           --
Issuance of shares to employees
  through stock option and
  purchase plans ..........................           --          --      --        --          1,164              --        1,165
Non-cash stock compensation ...............           --          --      --        --          2,743              --        2,743
Net loss ..................................           --          --      --        --             --         (51,873)     (51,873)
                                             -----------     -------  ------    ------    -----------     -----------    ---------
Balance at December 31, 2000 ..............   16,557,262     $   166      --    $   --    $ 1,061,921     $  (106,585)   $ 955,952
Conversion of Class B common stock ........  (16,557,262)       (166)     --        --             --              --           --
Incentivized conversion of
  convertible subordinated
  notes to Class A common stock ...........           --          --      --        --         50,950              --       50,992
Secondary public offerings ................           --          --      --        --        197,896              --      198,086
Series B convertible redeemable
  preferred stock dividends ...............           --          --      --        --             (5)             --           --
Issuance of shares to employees
  through stock option and
  purchase plans ..........................           --          --      --        --          1,132              --        1,133
Non-cash stock compensation ...............           --          --      --        --          4,867              --        4,867
Net loss ..................................           --          --      --        --             --        (284,379)    (284,379)
                                             -----------     -------  ------    ------    -----------     -----------    ---------
Balance at December 31, 2001 ..............  $        --     $    --      --    $   --    $ 1,316,761     $  (390,974)   $ 926,651
                                             ===========     =======  ======    ======    ===========     ===========    =========

          See accompanying notes to consolidated financial statements.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                                         1999         2000         2001
                                                                                      ---------     ---------    --------
                                                                                                 (in thousands)
Cash flows from operating activities:
  Net loss ........................................................................   $ (36,896)    $ (51,873)   $(284,379)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Bad debt expense ..............................................................          --            --           10
    Depreciation and amortization .................................................       1,478         3,369       42,422
    Loss on disposal computer equipment ...........................................          --            --          435
    Amortization of deferred financing fees .......................................         509            --           --
    Non-cash stock-based compensation .............................................       4,210         2,743        4,867
    Non-cash charge for beneficial conversion feature of note .....................
      issued to investor ..........................................................       5,520            --           --
    Changes in operating assets and liabilities:
      Increase in accounts receivable .............................................          --            --         (488)
      Increase in prepaid and other current assets ................................        (905)       (7,738)      (6,905)
      Decrease in other assets ....................................................          43            --           --
      Increase in accounts payable and accrued expenses ...........................       7,519        16,026       29,531
      Increase (decrease) in amounts due to related parties .......................      (1,316)           26        2,696
      Increase in accrued interest ................................................       3,053            --        8,763
                                                                                      ---------     ---------    ---------
        Net cash used in operating activities .....................................     (16,785)      (37,447)    (203,048)
                                                                                      ---------     ---------    ---------
Cash flows from investing activities:
  Purchase of property and equipment ..............................................      (2,008)      (41,925)     (58,520)
  Additions to system under construction ..........................................    (159,510)     (424,342)    (142,321)
  Net purchase/maturity of short-term investments .................................     (69,472)       69,472      (28,355)
  Net purchase/maturity of restricted investments .................................          --      (106,338)      40,317
  Other investing activities ......................................................      (3,422)      (56,268)     (32,482)
                                                                                      ---------     ---------    ---------
        Net cash used in investing activities .....................................    (234,412)     (559,401)    (221,361)
                                                                                      ---------     ---------    ---------
Cash flows from financing activities:
  Proceeds from sale of common stock and capital contribution .....................     114,428       133,235      199,219
  Proceeds from issuance of Series B convertible redeemable preferred stock........          --        96,472           --
  Proceeds from issuance of 14% senior secured notes and warrants .................          --       322,889           --
  Proceeds from issuance of Series C convertible redeemable preferred stock........          --       226,822           --
  Proceeds from issuance of subordinated convertible notes to related parties......      22,966            --           --
  Proceeds from issuance of 7.75% convertible subordinated notes ..................          --            --      125,000
  Proceeds from mortgage on corporate facility ....................................          --            --       29,000
  Proceeds from loan payable ......................................................          --            --       35,000
  Proceeds from issuance of convertible notes .....................................     250,000            --           --
  Repayment of loan payable to related party ......................................     (75,000)           --           --
  Payments for deferred financing costs ...........................................     (10,725)       (8,365)      (6,124)
  Other net financing activities ..................................................         (84)           --          (92)
                                                                                      ---------     ---------    ---------
        Net cash provided by financing activities .................................     301,585       771,053      382,003
                                                                                      ---------     ---------    ---------
Net increase (decrease) in cash and cash equivalents ..............................      50,388       174,205      (42,406)
Cash and cash equivalents at beginning of period ..................................         310        50,698      224,903
                                                                                      ---------     ---------    ---------
Cash and cash equivalents at end of period ........................................   $  50,698     $ 224,903    $ 182,497
                                                                                      =========     =========    =========

          See accompanying notes to consolidated financial statements.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

(1) Summary of Significant Accounting Policies and Practices

(a) Nature of Business

     XM Satellite Radio Inc. ("XMSR"), was incorporated on December 15, 1992 in the State of Delaware as a wholly owned subsidiary of Motient Corporation ("Motient"), for the purpose of operating a digital audio radio service ("DARS") under a license from the Federal Communications Commission ("FCC"). XM Satellite Radio Holdings Inc. (the "Company") was formed as a holding company for XMSR on May 16, 1997.

     The Company became the first digital satellite radio service in the United States of America on September 25, 2001 when it commenced commercial operations in the lead markets of Dallas, Texas and San Diego, California as part of its national rollout. On October 18, 2001, the Company continued its national rollout as it launched service in the southern half of the country and completed its national rollout on November 12, 2001. In 2001, the Company's satellites, "Rock" and "Roll", were successfully launched on March 18, 2001 and May 8, 2001, respectively.

(b) Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of XM Satellite Radio Holdings Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The Company emerged from the development stage in the fourth quarter of 2001 as its principal operations had commenced and its national rollout had been completed. Accordingly, the Company revised the presentation of its Consolidated Statements of Operations to reflect that of a commercial enterprise.

     As discussed in Note 5, on September 9, 1999, the Company effected a 53,514-for-1 stock split. The effect of the stock split has been reflected as of December 31, 1999 in the consolidated statements of stockholders' equity (deficit); however, the activity in prior periods was not restated. All references to the number of common shares and per share amounts in the consolidated financial statements and notes thereto have been restated to reflect the effect of the split for all periods presented.

(c) Cash and Cash Equivalents

     The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had the following cash and cash equivalents balances (in thousands):

                                                         December 31,
                                                     --------------------
                                                       2000        2001
                                                     --------    --------
                Cash on deposit ...................  $     97     ($4,216)
                Overnight investments .............        --     140,250
                Money market funds ................   224,806       2,794
                Commercial paper ..................        --      43,669
                                                     --------    --------
                                                     $224,903    $182,497
                                                     ========    ========

(d) Short-term Investments

     At December 31, 2001, the Company held commercial paper with maturity dates of less than one year that were stated at amortized cost, which approximated fair value.

(e) Restricted Investments

     Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest income. At December 31, 2000 and 2001, restricted investments represent securities held in escrow to secure the Company's future performance with regard to certain contracts and obligations, which include the interest payments required on the Company's 14% senior secured notes through March 2003, payments under the Hughes Electronics Corporation ("Hughes") terrestrial repeater contract, and certain facility leases and other secured credits. The interest reserve consists of US Treasury securities and are classified as held-to-maturity investments. The remaining investments are principally money market funds and certificates of deposit. The amortized cost, gross unrealized

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

holding gains, gross unrealized holding losses and fair value of the restricted investments at December 31, 2000 and 2001, were as follows (in thousands):

                                                                         Gross      Gross
                                                                      Unrealized Unrealized
                                                           Amortized    Holding    Holding
                                                              Cost       Gains     Losses   Fair Value
                                                              ----       -----     ------   ----------

At December 31, 2000:
---------------------
Interest reserve ........................................   $106,338   $  1,060   $     --   $107,398
Contract escrow .........................................     49,692         --         --     49,692
Collateral for letters of credit and other
  secured credit ........................................      5,136         --         --      5,136
                                                            --------   --------   --------   --------
                                                            $161,166   $  1,060   $     --   $162,226
                                                            ========   ========   ========   ========
At December 31, 2001:
---------------------
Interest reserve ........................................   $ 66,020   $  1,354   $     --   $ 67,374
Contract escrow .........................................      2,930         --         --      2,930
Collateral for letters of credit and other
  secured credit ........................................      3,809         --         --      3,809
                                                            --------   --------   --------   --------
                                                            $ 72,759   $  1,354   $     --   $ 74,113
                                                            ========   ========   ========   ========

(f) Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

  Satellite system, DARS license, and space craft control facilities....  17.5 years
  Terrestrial repeater network..........................................  5-10 years
  Broadcast facilities..................................................  3-7 years
  Computer systems......................................................  3-7 years
  Building and improvements.............................................  20 years
  Furniture and fixtures................................................  3-7 years
  Equipment under capital leases and leasehold improvements.............  Lesser of useful life or remaining lease term

     Depreciation of the Company's in-orbit satellites commenced in May and June 2001 upon their acceptance from Boeing Satellite Systems International, Inc. ("BSS"). Amortization of the DARS license and depreciation of the ground systems/spacecraft control facilities and related computer systems commenced on September 25, 2001, which was the date the service was launched in the Company's lead markets. Depreciation of the broadcast facilities and the terrestrial repeaters commenced when they were placed in service.

     The Company accounts for long-lived assets in accordance with the newly adopted provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(g) Goodwill and Other Intangible Assets

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. Other intangible assets are amortized over 10 years. The Company assesses the recoverability of its intangible assets by determining whether the amortization of the goodwill and intangible assets balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill and intangible assets impairment, if any, is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. The

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, ("SFAS No. 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144 after its adoption.

     Upon adoption of SFAS No. 142 in the first quarter of 2002, the Company is required to evaluate its existing acquired intangible assets and goodwill, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first quarter of 2002. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The Company has determined that it only has one reporting unit as defined by the Standard.

     The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of income.

     As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of $11,461,000 and unamortized identifiable intangible assets in the amount of $155,207,000, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill and other intangible assets was $1,220,000, $1,379,000 and $3,604,000 for the years ended December 31, 1999, 2000, and 2001, respectively. Although the Company has not yet finalized its analysis of the adoption of SFAS No. 141 and No. 142, the Company does not expect to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

(h) Revenue Recognition

     The Company derives revenue from subscriber subscription and activation fees as well as advertising.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

     Subscriber revenue, which is generally billed in advance, consists of fixed charges for service, which are recognized as the service is provided and through non-refundable activation fees that are recognized ratably over the expected life of the customer relationship. Direct activation costs are expensed as incurred.

     The Company recognizes advertising revenue from sales of spot announcements to national advertisers that are recognized in the period in which the spot announcement is broadcast. Agency commissions are presented as a reduction to revenue in the Consolidated Statement of Operations.

(i) Stock-Based Compensation

     The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principle Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations including FASB Interpretation ("FIN") No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB opinion No. 25 issued in March 2000, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

     The Company adopted FIN No. 44 in July 2000 to account for stock options that had been repriced during the period covered by FIN No. 44. The application resulted in additional compensation of $1,213,000 and $1,232,000 during the year ended December 31, 2000 and 2001, respectively. Additional compensation charges may result depending upon the market value of the common stock at each balance sheet date.

(j) Research and Development and Advertising

     Research and development costs and advertising costs are expensed as incurred.

(k) Net Income (Loss) Per Share

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

(l) Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and the financial reporting amounts at each year-end and operating loss and tax credit carryforwards, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the sum of taxes payable for the period and the change during the period in deferred tax assets and liabilities.

(m) Comprehensive Income

     The Company has engaged in no transactions during the years ended December 31, 1999, 2000 and 2001 that would be classified as other comprehensive income.

(n) Accounting Estimates

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Company. Significant estimates include valuation of the Company's investment in the DARS license, the allowance for doubtful accounts, the valuation of goodwill and intangible assets, the recoverability of the XM Radio System assets, the costs to terminate certain terrestrial repeater site leases, the allocation of purchase price of assets acquired, the estimated life of a subscriber's subscription, the payments to be made to distributors and manufacturers for radios sold or activated, the amount of stock-based compensation arrangements and the valuation allowances against deferred tax assets. Accordingly, actual amounts could differ from these estimates.

(o) Reclassifications

     Certain fiscal year 1999 and 2000 amounts have been reclassified to conform to the current presentation.

(p) Derivative Instruments and Hedging Activities

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000 the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an amendment of SFAS 133. SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. The Company has reviewed its contracts and has determined that it has no stand alone derivative instruments and does not engage in hedging activities.


(2)  Accumulated Deficit

     The Company is devoting its efforts to market its digital audio radio service and to increase its subscriber base. This effort involves substantial risk and future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. These factors individually, or in the aggregate, could have an adverse effect on the Company's financial condition and future operating results and create an uncertainty as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     At the Company's current stage of operations, economic uncertainties exist regarding the successful acquisition of additional debt or equity financings and the attainment of positive cash flows from the XM Radio Service. The Company has commenced commercial operations and will require substantial additional financing to market and distribute the XM Radio Service. Failure to obtain the required long-term financing may prevent the Company from continuing to provide its service. Management's plan to fund operations and capital expansion includes the sale of additional debt and equity securities through public and private sources. There are no assurances, however, that such financing will be obtained.

(3)  Related Party Transactions

     The Company had the following amounts outstanding to related parties at December 31, 2000 and 2001 (in thousands):

                                                             December 31,
                                                          ------------------
                                                            2000       2001
                                                          -------    -------
     General Motors Corporation ("GM") ..............     $    --    $   656
     Hughes .........................................          --      7,686
     DIRECTV, Inc. ("DIRECTV") ......................         200         50
     LCC International, Inc. ("LCCI") ...............      15,141     15,407

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

     Clear Channel ..............................         25     2,101
     Motient ....................................         63       152
                                                     -------   -------
                                                     $15,429   $26,052
                                                     =======   =======

     The Company has relied upon certain related parties for legal and technical services during the years ended December 31, 1999, 2000 and 2001. Total costs incurred in transactions with related parties are as follows (in thousands):

                                                                     Year ended December 31, 1999
                                                     -----------------------------------------------------------
                                                       GM      Hughes    DIRECTV   LCCI   Clear Channel  Motient
                                                     ------   --------   -------  ------  -------------  -------
Terrestrial repeater network engineering
     and manufacturing ............................  $   --   $ 3,500    $    --  $6,578      $      --  $    --
General and administrative ........................      --        --         --      --             --      224

                                                                     Year ended December 31, 2000
                                                     ------------------------------------------------------------
                                                       GM      Hughes    DIRECTV    LCCI   Clear Channel  Motient
                                                     ------   --------   -------  -------  -------------  -------
Terrestrial repeater network engineering
     and manufacturing ............................  $   --   $ 11,858   $    --  $58,731     $      --   $    --
Terrestrial repeater site leases ..................      --         --        --       --             5        --
Customer care and billing operations ..............      --         --     1,008       --            --        --
Sales and marketing ...............................      --         --        --       --         3,175        --
General and administrative ........................      --         --        --       --             3       252

                                                                     Year ended December 31, 2001
                                                     ------------------------------------------------------------
                                                       GM      Hughes    DIRECTV    LCCI   Clear Channel  Motient
                                                     ------   --------   -------  -------  -------------  -------
Terrestrial repeater network engineering
     and manufacturing ............................  $   --   $ 88,116   $    --  $59,958     $       --  $    --
Terrestrial repeater site leases ..................      --         --        --       --             36       --
Customer care and billing operations ..............      --         --       623       --             --       --
Sales and marketing ...............................   1,264         --        --       --          4,351       --
General and administrative ........................      --         --        --       --             --      193

(a) GM

     In 1999, the Company established a distribution agreement with GM (see note 15 (f)). Under the terms of the agreement, GM distributes the XM Radio Service in various models of its vehicles.

(b) Hughes

     In 1999, the Company entered into a terrestrial repeater manufacturing agreement with Hughes (see note 15 (e)).

(c) DIRECTV

     In 1999, the Company entered into a consulting services agreement with DIRECTV. The agreement provides for DIRECTV professionals to aid the Company's efforts in establishing its customer care center and billing operations on a time and materials basis.

(d) LCCI

     In 1999, the Company entered into the LCCI Services Contract (note 15 (e)) and LCCI also provides certain ongoing consulting engineering work for the Company relating to the terrestrial repeater network on a time and materials basis.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

(e) Clear Channel

     In 2000, the Company entered into an advertising sales agreement with Premiere Radio Networks, an affiliate of Clear Channel Communications, pursuant to which Premiere sells to advertisers the time inventory owned by the Company for advertisements to be run on XM Radio channels. Also in 2000, the Company entered into a sponsorship agreement with SFX Marketing, now known as Clear Channel Entertainment, pursuant to which the Company advertises its service at Clear Channel Entertainment events and venues.

(f) Motient

     In 1998, the Company entered into an agreement with Motient, in which Motient would provide technical and administrative support relating to the Company's operations. Payments for services provided under this agreement were made based on negotiated hourly rates.

(4)   System Under Construction

     The Company has capitalized costs related to the development of its XM Radio System to the extent that they have future benefits. During 2001, the Company placed its Boeing 702 satellites "Rock" and "Roll" into service as well as its DARS license, ground systems/spacecraft control facilities, related computer systems, and its terrestrial repeater network and broadcast facilities by transferring $1,000,228,000 from system under construction to property and equipment. The remaining components in system under construction include the ground spare satellite and costs incurred through December 31, 2001 for the performance broadcasting studio. The amounts recorded as system under construction consist of the following (in thousands):

                                                                December 31,
                                                            -------------------
                                                              2000       2001
                                                            --------   --------
                 DARS license .........................     $140,220   $     --
                 Satellite system .....................      533,155     55,016
                 Terrestrial system ...................       84,715         --
                 Spacecraft control facilities.........       13,046         --
                 Broadcast facilities .................       27,971         40
                 Computer systems .....................       15,909         --
                                                            --------   --------
                                                            $815,016   $ 55,056
                                                            ========   ========

(5)  Property and Equipment

     Property and equipment consists of the following (in thousands):

                                                                        December 31,
                                                                  -----------------------
                                                                    2000          2001
                                                                  --------     ----------
     DARS license .............................................   $     --     $  146,271
     Satellite system .........................................         --        521,251
     Terrestrial system .......................................         --        243,755
     Spacecraft control facilities ............................         --         24,353
     Broadcast facilities .....................................     16,752         55,686
     Land .....................................................         --          7,156
     Building and improvements ................................         --         42,269
     Computer systems, furniture and fixtures, and equipment...     21,063         68,834
     Leasehold improvements ...................................     14,574             --
                                                                  --------     ----------
                                                                    52,389      1,109,575

     Accumulated depreciation and amortization ................     (2,337)       (43,384)
                                                                  --------    -----------

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

              Net property and equipment, net ......... $50,052   $ 1,066,191
                                                        =======   ===========

     In July 2001, the Company received notification from BSS that the expected life of its satellites was extended due to the accuracy of the respective launches, which used less fuel than anticipated. The Company, therefore, changed the useful life estimate for the satellite system and the DARS license from 15 years to 17.5 years.

     In September 2001, BSS advised the Company of a progressive degradation problem with the solar array output power of 702 class satellites, including XM "Rock" and XM "Roll". At the present time, the output power of the solar arrays and the broadcast signal strength are above minimum acceptable levels and are expected to remain that way at least through 2005, permitting full operation of the XM System (based on patterns projected by BSS). The Company has advised its insurance carriers of the situation. Since the issue is common to 702 class satellites, the manufacturer is closely watching the progression of the problem, including data from a satellite in orbit approximately 18 months' longer than XM "Rock" and XM "Roll". With this 18-month advance visibility of performance levels, insurance arrangements in place, a spare satellite under construction that is being modified to address the solar array anomaly and availability of additional satellites, the Company believes that it will be able to launch additional satellites prior to the time the solar power problem might cause the broadcast signal strength to fall below acceptable levels. The Company's management will continue to monitor this situation carefully over the next few years.

     In August 2001, the Company acquired its corporate headquarters, which was previously subject to a long-term lease. The related leasehold improvements have been classified as buildings and improvements as of December 31, 2001.

     In December 2001, the Company determined that the planned number of terrestrial repeater sites could be reduced due to a network optimization study that was conducted. The Company established a formal plan and recognized a charge of $26,300,000 with respect to the terrestrial repeater sites no longer required. The costs are principally related to the site acquisition and build-out of the identified sites. These costs have been included within system operations at December 31, 2001. Included within the charge is $8,595,000 for costs to be incurred in 2002 related to these sites (see note 15 (h)).

(6) Goodwill and Other Intangible Assets

     On July 7, 1999, Motient acquired a former investor's remaining debt and equity interests in the Company in exchange for approximately 8,600,000 shares of Motient's common stock. Concurrent with Motient's acquisition of the remaining interest in the Company, the Company recognized goodwill and other intangible assets of $51,624,000, which has been allocated as follows (in thousands):

                        DARS License ....................   $25,024
                        Goodwill ........................    13,738
                        Programming agreements ..........     8,000
                        Receiver agreements .............     4,600
                        Other intangibles ...............       262
                                                            -------
                                                            $51,624
                                                            =======

(7) Other Assets

     Other assets consist of the following at December 31, 2000 and 2001 (in thousands):

                                                                               December 31,
                                                                          ----------------------
                                                                             2000        2001
                                                                           -------     ---------
   14% senior secured notes deferred financing fees ...................    $ 8,493     $ 8,858
   7.75% convertible subordinated notes deferred financing fees .......         --       2,665
   Mortgage deferred financing fees ...................................         --         496
   Loan payable deferred financing fees ...............................         --         943

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001


   Refundable deposits and other long-term prepaid expenses ..........       1,444       1,726
                                                                         ---------   ---------
                                                                             9,937      14,688

        Less accumulated amortization ................................        (672)     (2,167)
                                                                         ---------   ---------

        Other assets, net ............................................   $   9,265   $  12,521
                                                                         =========   =========

(8) Long-Term Debt

     Long-term debt at December 31, 2000 and 2001 consist of the following (in thousands):

                                                                             December 31,
                                                                        ----------------------
                                                                           2000        2001
                                                                          --------   ---------
     14% senior secured notes .......................................    $ 325,000   $ 325,000
          Less unamortized discount on 14% senior secured notes .....      (63,702)    (60,694)
     7.75% convertible subordinated notes ...........................           --      79,057
     Mortgage .......................................................           --      28,909
     Loan payable ...................................................           --      35,000
     Capital leases .................................................        1,923       6,158
                                                                         ---------   ---------
          Total long-term debt ......................................      263,221     413,430

          Less current installments .................................         (556)     (1,910)
                                                                         ---------   ---------

          Long-term debt, excluding current installments ............    $ 262,665   $ 411,520
                                                                         =========   =========

(a) 14% Senior Secured Notes

     On March 15, 2000, the Company closed a private placement of 325,000 units, each unit consisting of $1,000 principal amount of 14% senior secured notes due 2010 of XMSR and one warrant to purchase 8.024815 shares of the Company's Class A common stock at a price of $49.50 per share. The Company realized net proceeds of $191,500,000, excluding $123,000,000 used to acquire securities that will be used to pay interest payments due under the notes for the first three years. The $325,000,000 face value of the notes was offset by a discount of $65,746,000 associated with the fair value of the related warrants. The Company had amortized $2,044,000 and $5,052,000 of the discount through December 31, 2000 and 2001, respectively. See note 10(f) for further discussion regarding adjustments that have occurred to the related warrants.

(b) 7.75% Convertible Subordinated Notes

     On March 6, 2001, the Company closed a public offering of $125,000,000 of its 7.75% convertible subordinated notes due 2006, which yielded net proceeds of $120,700,000. The subordinated notes are convertible into shares of the Company's Class A common stock at a conversion price of $12.23 per share. The first interest payment on the 7.75% convertible subordinated notes of $3.0 million was paid in September 2001. In July and August 2001, the holders of the 7.75% convertible subordinated notes exchanged $45,900,000 of notes for 4,194,272 shares of the Company's Class A common stock. The Company incurred a charge to interest for the incentivized conversion of $6,500,000.

(c) Mortgage

      On August 24, 2001, the Company entered into a loan and security agreement with a lender that provided it with $29,000,000 to purchase its corporate headquarters and incurred $500,000 in financing costs associated with the transaction. The loan bears interest at 8% until it adjusts on March 1, 2002 to the six month LIBOR rate plus 3.5%. The interest rate will then be adjusted every six months and may not exceed the ceiling rate of 14% or the floor rate of 8%. The loan will mature on September 1, 2006. The Company used the proceeds along with $5,000,000 to purchase its corporate headquarters for $34,000,000 and incurred $800,000 in closing costs on the

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

transaction. The mortgage is secured by the building and an escrow of $2,000,000 at December 31, 2001. The Company is obligated to either increase the escrow by $1,000,000 and $500,000 in 2002 and 2003, respectively, or establish letters of credit to provide for these obligations.

(d) Loan Payable

     On December 5, 2001, the Company entered into a Customer Credit Agreement with Boeing Capital Corporation ("BCC") pursuant to which the Company borrowed $35,000,000 from BCC at an interest rate equal to LIBOR plus 3.5%, increasing to LIBOR plus 4.5% after December 5, 2003, which is compounded annually and payable quarterly in arrears. The principal is due on the earlier of December 5, 2006 or the launch of the ground spare satellite. The principal would also become due should the Boeing Satellite Contract (note 15(d)) be terminated. The loan is secured by the Company's interest in the ground spare satellite, excluding its payload.

(9)   Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 2001 (in thousands). The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                   December 31,
                                                --------------------------------------------------
                                                         2000                      2001
                                                         ----                      ----
                                                 Carrying                   Carrying
                                                  Amount     Fair Value      Amount     Fair Value
                                                  ------     ----------      ------     ----------
Financial assets:
   Cash and cash equivalents .................   $ 224,903    $ 224,903    $ 182,497    $ 182,497
   Short-term investments ....................          --           --       28,355       28,355
   Restricted investments ....................     161,166      162,226       72,759       74,113
   Accounts receivable .......................          --           --          478          478
   Letters of credit .........................          --           12           --           13

Financial liabilities:
   Accounts payable ..........................      31,793       31,793       36,559       36,559
   Accrued expenses ..........................       3,474        3,474       22,541       22,541
   Accrued network optimization expenses .....          --           --        8,595        8,595
   Due to related parties ....................      15,429       15,429       26,052       26,052
   Royalty payable ...........................       5,165        5,165        5,357        5,357
   Long-term debt ............................     263,221      181,486      413,430      456,294
   Other non-current liabilities .............       4,787        4,787        1,354        1,354

     The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents, short-term investments, accounts receivable, prepaid and other current assets, other assets, accounts payable, accrued expenses, accrued network optimization expenses, due to related parties, royalty payable and other non-current liabilities: The carrying amounts approximate fair value because of the short maturity of these instruments.

     Restricted investments: The fair values of debt securities
(held-to-maturity investments) are based on quoted market prices at the reporting date for those or similar investments.

     Letters of credit: The value of the letters of credit is based on the fees paid to obtain the letters of credit.

     Long-term debt: The fair value of the Company's long-term debt is determined by either estimation by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

instruments of comparable maturities by the Company's bankers or by quoted market prices at the reporting date for the traded debt securities (the carrying value of XMSR's 14% senior secured notes is significantly less than face value because the notes were sold at a discount for value allocated to the related warrants).

(10) Equity

(a) Recapitalization

     Concurrent with the transaction discussed in note 6, the Company's capital structure was reorganized. The Company's common stock was converted into the newly authorized Class B common stock, which has three votes per share. The Company also authorized Class A common stock, which is entitled to one vote per share, and non-voting Class C common stock.

     The Company authorized 60,000,000 shares of preferred stock, of which 15,000,000 shares are designated Series A convertible preferred stock, 3,000,000 shares are designated 8.25% Series B convertible redeemable preferred stock, and 250,000 shares are designated 8.25% Series C convertible redeemable preferred stock, which are all par value $0.01 per share. The Series A convertible preferred stock is convertible into Class A common stock at the option of the holder. The Series A preferred stock is non-voting and receives dividends, if declared, ratably with the common stock. The Series B and C convertible redeemable preferred stock are convertible to Class A common stock at the option of the holder and are mandatorily redeemable in Class A common stock. The Series B convertible redeemable preferred stock is non-voting. The Series C redeemable preferred stock contains voting and certain veto rights.

     On January 15, 1999, the Company issued a convertible note to Motient for $21,419,000. This convertible note bore interest at LIBOR plus 5% per annum and was due on December 31, 2004. The principal and interest balances were convertible at prices of $16.35 and $9.52, respectively, per Class B common share. Following the transaction discussed in note 6, the Company issued a convertible note maturing December 31, 2004 to Motient for $81,676,000 in exchange for the $54,536,000 subordinated convertible notes payable to a former investor, $6,889,000 in demand notes to a former investor, $20,251,000 in accrued interest to a former investor and all of the former investor's outstanding options to acquire the Company's common stock. This note bore interest at LIBOR plus 5% per annum. The note was convertible at Motient's option at $8.65 per Class B common share. The Company took a one-time $5,520,000 charge to interest due to the beneficial conversion feature of this note. These Motient convertible notes, along with $3,870,000 of accrued interest, were converted into 11,182,926 shares of Class B common stock upon the initial public offering.

     At the closing of the transaction discussed in note 6, the Company issued an aggregate $250.0 million of Series A subordinated convertible notes to six new investors--GM, $50.0 million; Clear Channel Investments, Inc., $75.0 million; DIRECTV Enterprises, Inc., $50.0 million; and Columbia Capital, Telcom Ventures, L.L.C. and Madison Dearborn Partners, $75.0 million. The Series A subordinated convertible notes issued by the Company were convertible into shares of the Company's Series A convertible preferred stock (in the case of notes held by General Motors Corporation and DIRECTV) or Class A common stock (in the case of notes held by the other investors) at the election of the holders or upon the occurrence of certain events, including an initial public offering of a prescribed size. The conversion price was $9.52 aggregate principal amount of notes for each share of the Company's stock. These notes, along with $6,849,000 of accrued interest, were converted into 16,179,755 shares of Class A common stock and 10,786,504 shares of Series A preferred stock upon the initial public offering.

     On September 9, 1999, the board of directors of the Company effected a stock split providing 53,514 shares of stock for each share owned.

     In 2000, at the request of the Company, one of the Class B common stockholders converted 1,314,914 shares of the Company's Class B common stock into Class A common stock on a one-for-one basis.

     On July 14, 2000, the Company filed an application with the FCC to allow the Company to transfer its control from Motient to a diffuse group of owners, none of whom will have controlling interest. On December 22, 2000, the

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

application was approved by the FCC. In 2001, Motient converted the remaining 16,557,262 shares of the Company's Class B common stock into Class A common stock on a one-for-one basis.

(b) Initial Public Offering

     In October 1999, the Company completed an initial public offering of 10,241,000 shares of Class A common stock at $12.00 per share. The offering yielded net proceeds of $114,134,000.

(c) 2000 Common Stock Offering and Sale of Series B Convertible Redeemable Preferred Stock

     On January 31, 2000, the Company closed on a secondary offering of its Class A common stock and newly designated Series B convertible redeemable preferred stock. The Company sold 4,000,000 shares of its Class A common stock for $32.00 per share, which yielded net proceeds of $120,837,000. The Company concurrently sold 2,000,000 shares of its Series B convertible redeemable preferred stock for $50.00 per share, which yielded net proceeds of $96,472,000. The Series B convertible redeemable preferred stock provides for 8.25% cumulative dividends that may be paid in Class A common stock or cash. The Series B convertible redeemable preferred stock is convertible into Class A common stock at a conversion price of $40 per share and is redeemable in Class A common stock on February 3, 2003. On February 9, 2000, the underwriters exercised a portion of the over-allotment option for 370,000 shares of Class A common stock, which yielded net proceeds of approximately $11,233,000.

     On August 1, 2000, the Company entered into agreements with certain holders of its 8.25% Series B convertible redeemable preferred stock to exchange their shares of 8.25% Series B convertible redeemable preferred stock for shares of the Company's Class A common stock. By August 31, 2000, the Company had issued 1,700,016 shares of its Class A common stock in exchange for 1,132,711 shares of its 8.25% Series B convertible redeemable preferred stock. The Company recorded an $11,200,000 charge to earnings attributable to common stockholders in the third quarter related to this transaction. This charge represents the difference in the fair value of the stock issued upon this conversion in excess of the stock that the holders were entitled to upon a voluntary conversion.

     The Company paid the 2000 quarterly dividends on the 8.25% Series B convertible redeemable preferred stock on May 1, 2000, August 1, 2000 and November 1, 2000 by issuing 62,318, 57,114 and 25,734 shares of Class A common stock, respectively, to the respective holders of record. The Company paid the 2001 quarterly dividends on February 1, 2001, May 1, 2001, August 1, 2001 and November 1, 2001 by issuing 56,269, 178,099, 63,934 and 167,878 shares of Class
A common stock, respectively, to the respective holders of record.

(d) Series C Convertible Redeemable Preferred Stock

     On July 7, 2000, the Company reached an agreement for a private offering of 235,000 shares of its Series C convertible redeemable preferred stock for $1,000 per share, which closed on August 8, 2000 and yielded net proceeds of $206,379,000 and a stock subscription of $20,000,000 that earned interest at 7% per annum until it was paid on November 30, 2000. The stock subscription was received in November 2000 and provided an additional $20,443,000. The Series C convertible redeemable preferred stock provides for 8.25% cumulative dividends payable in cash. As no dividends have been declared on the Series C convertible redeemable preferred stock, the value of the cumulative dividends has increased the liquidation preference. The Series C convertible redeemable preferred stock is convertible, at the holders' option, into Class A common stock at the conversion price then in effect. Initially, the conversion price was $26.50, but is subject to change upon the occurrence of certain dilutive events. The conversion price has been adjusted as discussed below. The Company must redeem the Series C convertible redeemable preferred stock in Class A common stock on February 1, 2012. At its option, the Company may redeem the Series C convertible redeemable preferred stock beginning on February 8, 2005 in cash or, at the holder's option, in Class A common stock.

     As a result of the current conversion price of $26.50 being less than the market value of the Company's Class A common stock of $40.375 on the commitment date, the Company recorded a $123,000,000 beneficial conversion charge that reduced earnings available to common stockholders.

(e) 2001 Common Stock Offerings

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

     On March 6, 2001, the Company completed a follow-on offering of 7,500,000 shares of its Class A common stock, which yielded net proceeds of $72,000,000. On December 6, 2001, the Company completed a follow-on offering of 11,500,000 shares of its Class A common stock, which yielded net proceeds of $126,500,000.

(f) Adjustments To Warrants and Series C Convertible Redeemable Preferred Stock

     The issuance of the Series C convertible redeemable preferred stock caused the exercise price of the warrants sold in March 2000 to be adjusted from $49.50 to $47.94 and the number of warrant shares to be increased to 8.285948 per warrant.

     The closings of the offerings of 7.75% convertible subordinated notes in March 2001 and Class A common stock in March and December 2001 caused the conversion price of the Series C convertible redeemable preferred stock to be adjusted from $26.50 to $22.17, the exercise price of the warrants sold in March 2000 to be adjusted to $45.27 and the number of warrant shares to be increased to 8.776003 per warrant.

(g) Stock-Based Compensation

     The Company operates three separate stock plans, the details of which are described below.

     1998 Shares Award Plan

     On June 1, 1998, the Company adopted the 1998 Shares Award Plan (the "Plan") under which employees, consultants, and non-employee directors may be granted options to purchase shares of Class A common stock of the Company. The Company initially authorized 1,337,850 shares of Class A common stock under the Plan, which was increased to 2,675,700 in July 1999, 5,000,000 in May 2000, and 8,000,000 in May 2001. The options are exercisable in installments determined by the compensation committee of the Company's board of directors. The options expire as determined by the committee, but no later than ten years from the date of grant. On July 8, 1999, the Company's board of directors voted to reduce the exercise price of the options outstanding in the shares award plan from $16.35 to $9.52 per share, which represented the fair value of the stock on the date of repricing.

     Transactions and other information relating to the Plan for the years ended December 31, 1999, 2000 and 2001 are summarized below:

                                                           Outstanding Options
                                                     -------------------------------
                                                                       Weighted-
                                                        Number of       Average
                                                         Shares     Exercise Price
                                                         ------     --------------
            Balance, January 1, 1999 ..............        787,297     $  16.35
                 Options granted ..................      2,188,988        10.50
                 Option repricing .................       (818,339)       16.35
                 Options canceled or expired ......        (57,786)       13.91
                 Options exercised ................         (1,071)        9.52
                                                       -----------
            Balance, December 31, 1999 ............      2,099,089     $  10.32
                 Options granted ..................      1,176,683        30.21
                 Options canceled or expired ......       (131,267)       17.01
                 Options exercised ................        (48,817)        9.52
                                                       -----------
            Balance, December 31, 2000 ............      3,095,688     $  17.61
                 Options granted ..................      2,680,415        15.54
                 Options canceled or expired ......        (23,570)        9.55
                 Options exercised ................       (253,593)       17.88
                                                       -----------
            Balance, December 31, 2001 ............      5,498,940     $  16.62
                                                       ===========

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001


                           Options Outstanding                      Options Exercisable
          -----------------------------------------------------  -------------------------
                                            Weighted-
                                             Average    Weighted-               Weighted-
                                            Remaining    Average                 Average
                                                                 -------------------------
                              Number       Contractual  Exercise      Number     Exercise
             Exercise Price  Outstanding      Life       Price     Exercisable    Price
             --------------  -----------      ----       -----     -----------    -----
1999           $9.52-$12.00   2,099,089    9.24 years     $10.32       416,294      $ 9.52
          --------------------------------------------------------------------------------
2000           $9.52-$12.00   2,120,400    8.26 years     $10.39     1,110,756      $10.06
              $12.01-$30.50     297,685    9.03 years     $23.13         5,334      $13.13
              $30.51-$45.44     677,603    9.54 years     $37.92        20,000      $43.69
          --------------------------------------------------------------------------------
2001            $4.82-$9.42     363,700    9.31 years      $7.91        55,000      $ 8.46
               $9.44-$12.00   2,256,263    7.50 years     $10.37     1,716,153      $10.21
              $12.06-$26.88   2,142,409    9.14 years     $17.75       165,132      $18.90
              $27.63-$45.44     736,568    8.52 years     $36.81       272,681      $36.93
          --------------------------------------------------------------------------------

     There were 416,294, 1,136,090 and 2,208,966 stock options exercisable at December 31, 1999, 2000 and 2001, respectively. At December 31, 2001, there were 2,197,579 shares available under the plan for future grants. At December 31, 2001, all options have been issued to employees, officers and directors, except for 76,000 options granted to non-employees for which the Company recognized $1,147,000 in non-cash compensation.

     The per share weighted-average fair value of employee options granted during the year ended December 31, 1999, 2000 and 2001 was $6.21, $22.06 and $8.77, respectively, on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

                                                                     December 31,
                                                    ---------------------------------------------------
                                                          1999              2000              2001
                                                      ------------     -------------       ------------
            Expected dividend yield ...........                 0%                0%                 0%
            Volatility ........................             63.92%            68.21%             62.40%
            Risk-free interest rate range .....     5.47% to 5.97%    4.99% to 6.71%     3.66% to 4.99%
            Expected life .....................            5 years           5 years            5 years
                                                    ==============    ==============     ==============

     Employee Stock Purchase Plan

     In 1999, the Company established an employee stock purchase plan that provides for the issuance of 300,000 shares of Class A common stock, which was increased to 600,000 shares in 2001. All employees whose customary employment is more than 20 hours per week and for more than five months in any calendar year are eligible to participate in the stock purchase plan, provided that any employee who would own 5% or more of the Company's total combined voting power immediately after an offering date under the plan is not eligible to participate. Eligible employees must authorize the Company to deduct an amount from their pay during offering periods established by the compensation committee. The purchase price for shares under the plan will be determined by the compensation committee but may not be less than 85% of the lesser of the market price of the common stock on the first or last business day of each offering period. As of December 31, 1999, 2000 and 2001, the Company had issued 28,791, 53,539 and 217,401 shares, respectively, under this plan. At December 31, 2001, there were 382,599 shares available under the plan for future sale.

     The per share weighted-average fair value of purchase rights granted during the year was $3.30, $11.28, and $5.37 for the years ended December 31, 1999, 2000 and 2001, respectively. The estimates were calculated at the grant date using the Black-Scholes Option Pricing Model with the following assumptions at December 31, 1999, 2000 and 2001:

                                                                                December 31,
                                                              -----------------------------------------
                                                                    1999        2000           2001
                                                                ----------   -----------     ----------
                        Expected dividend yield ............            0%            0%             0%
                        Volatility .........................        62.92%        68.21%         62.40%
                        Risk-free interest rate range ......         4.73%   5.33%-6.23%     2.4%-5.89%
                        Expected life ......................    0.23 years    0.24 years     0.24 years
                                                                ==========   ===========     ==========

     The Company applies APB 25 in accounting for stock-based compensation for both plans and, accordingly, no compensation cost has been recognized for its stock options and stock purchase plan in the financial statements other than for performance based stock options, for options granted with exercise prices below fair value on the date of

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

grant and for repriced options under FIN No. 44. During 1999, 2000 and 2001, the Company incurred $4,070,000, $2,557,000, $2,336,000, respectively, in compensation cost for these options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands):

                                                                        Year ended December 31,
                                                                  ------------------------------
                                                                    1999       2000       2001
                                                                  --------- ---------- ----------
            Net loss:
                 As reported ...................................    $36,896   $201,338   $307,532
                 Pro forma .....................................     37,706    209,582    323,685
                 As reported--net loss per share--basic and
                    diluted ....................................      (2.40)     (4.15)     (5.13)
                 Pro forma--net loss per share--basic and
                    diluted ....................................      (2.62)     (4.32)     (5.40)
                                                                  =========   ========   ========

     Talent Option Plan

     In May 2000, the Company adopted the XM Talent Option Plan ("Talent Plan") under which non-employee programming consultants to the Company may be granted options to purchase shares of Class A common stock of the Company. The Company authorized 500,000 shares of Class A common stock under the Talent Plan. The options are exercisable in installments determined by the talent committee of the Company's board of directors. The options expire as determined by the talent committee, but no later than ten years from the date of the grant. As of December 31, 2000 and 2001, no and 144,500 options had been granted under the Talent Plan. In 2001, the Company recognized $575,000 in non-cash compensation expense related to these options under SFAS 123. At December 31, 2001, there were 355,500 options available under the plan for future grant.

(11) Profit Sharing and Employee Savings Plan

     On July 1, 1998, the Company adopted a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer up to 15% of their compensation on a pre-tax basis through contributions to the savings plan. The Company contributed $0.50 in 1999, 2000 and 2001 for every dollar the employees contributed up to 6% of compensation, which amounted to $164,000, $229,000 and $543,000, respectively.

(12) Interest Cost

     The Company capitalizes a portion of interest cost as a component of the cost of the XM Radio System. The following is a summary of interest cost incurred during December 31, 1999, 2000 and 2001 (in thousands):

                                                               1999        2000       2001
                                                              -------    -------    -------
                      Interest cost capitalized ............  $15,343    $39,052    $45,211
                      Interest cost charged to expense .....    9,121         --     18,131
                                                              -------    -------    -------
                      Total interest cost incurred .........  $24,464    $39,052    $63,342
                                                              =======    =======    =======

     The Company exceeded its capitalization threshold by $3,600,000 and incurred a charge to interest of $5,520,000 for the beneficial conversion feature of a related party note in 1999 and by $18,131,000 in 2001.

(13) Income Taxes

     For the period from December 15, 1992 (date of inception) to October 8, 1999, the Company filed consolidated federal and state tax returns with its majority stockholder Motient. The Company generated net operating losses and other deferred tax benefits that were not utilized by Motient. As no formal tax sharing agreement has been finalized,

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

the Company was not compensated for the net operating losses. Had the Company filed on a stand-alone basis for the three-year period ending December 31, 2001, the Company's tax provision would be as follows:

     Taxes on income included in the Statements of Operations consists of the following (in thousands):

                                                         December 31,
                                                      ------------------
                                                      1999   2000   2001
                                                      ----   ----   ----
     Current taxes:
          Federal ................................    $ --   $ --   $ --
          State ..................................      --     --     --
                                                      ----   ----   ----
               Total current taxes ...............      --     --     --
                                                      ----   ----   ----
     Deferred taxes:
          Federal ................................    $ --   $ --   $ --
          State ..................................      --     --     --
                                                      ----   ----   ----
               Total deferred taxes ..............      --     --     --
                                                      ----   ----   ----
               Total tax expense (benefit) .......    $ --   $ --   $ --
                                                      ====   ====   ====

     A reconciliation of the statutory tax expense, assuming all income is taxed at the statutory rate applicable to the income and the actual tax expense is as follows (in thousands):

                                                                                         December 31,
                                                                                -------------------------------
                                                                                  1999       2000        2001
                                                                                --------   --------   ---------
     Income (loss) before taxes on income, as reported in the statements
        of income ...........................................................   $(36,896)  $(51,873)  $(284,380)
                                                                                ========   ========   =========
     Theoretical tax benefit on the above amount at 35% .....................    (12,545)   (18,156)    (99,533)
     State tax, net of federal benefit ......................................        462     (2,588)    (13,225)
     Increase in taxes resulting from permanent differences, net ............      2,060        562       2,701
     Adjustments arising from differences in the basis of measurement
        for tax purposes and financial reporting purposes and other .........     13,182          9          --
     Change in valuation allowance ..........................................     (3,159)    20,173     110,057
                                                                                --------   --------   ---------
     Taxes on income for the reported year ..................................   $     --   $     --   $      --
                                                                                ========   ========   =========

     At December 31, 1999, 2000 and 2001, deferred income tax consists of future tax assets/(liabilities) attributable to the following (in thousands):


                                                                                         December 31,
                                                                                -------------------------------
                                                                                  1999       2000        2001
                                                                                --------   --------   ---------
     Deferred tax assets:
          Net operating loss/other tax attribute carryovers .................   $  2,490   $ 14,716   $  60,369
          Start-up costs ....................................................     17,765     40,033      99,822
          Other deferred tax assets .........................................         --         --      18,886
                                                                                --------   --------   ---------
               Gross total deferred tax assets ..............................     20,255     54,749     179,077
     Valuation allowance for deferred tax assets ............................     (4,819)   (24,992)   (135,049)
                                                                                --------   --------   ---------
               Net deferred assets ..........................................     15,436     29,757      44,028
                                                                                --------   --------   ---------
     Deferred tax liabilities:
          Fixed assets ......................................................        (51)   (15,500)    (29,437)
          DARS license ......................................................    (10,160)    (9,735)     (9,670)
          Other intangible assets ...........................................     (5,225)    (4,522)     (4,921)
                                                                                --------   --------   ---------
               Net deferred tax liabilities .................................    (15,436)   (29,757)    (44,028)
                                                                                --------   --------   ---------
               Deferred income tax, net .....................................   $     --   $     --   $      --
                                                                                ========   ========   =========

     At December 31, 2001, the Company had accumulated net operating losses of $150,884,000 for Federal income tax purposes that are available to offset future regular taxable income. These operating loss carryforwards expire between the years 2012 and 2021. Utilization of these net operating losses are subject to limitations because there have been significant changes in the stock ownership of the Company. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

(14)  Supplemental Cash Flows Disclosures

     The Company paid $0, $11,198,000, and $9,174,000 for interest (net of amounts capitalized) during 1999, 2000, and 2001, respectively. Additionally, the Company incurred the following non-cash financing and investing activities (in thousands):

                                                                                       December 31,
                                                                              --------------------------------
                                                                                1999       2000        2001
                                                                              --------   --------   ----------
       Increase in DARS license, goodwill and intangibles .................   $ 51,624   $     --   $       --
       Liabilities exchanged for new convertible note to related parties...     81,676         --           --
       Non-cash capitalized interest ......................................     15,162     16,302        4,571
       Accrued system milestone payments ..................................     15,500     30,192       37,775
       Systems under construction placed into service .....................         --         --    1,000,228
       Property acquired through capital leases ...........................        470      1,688        6,177
       Conversion of debt to equity .......................................    353,315         --       50,992
       Use of deposit/escrow for terrestrial repeater contracts ...........         --      3,422       80,431
       Interest converted into principal note balance .....................      4,601         --           --
       Accrued expenses transferred to loan balance .......................      7,405         --           --

(15)  Commitments and Contingencies

(a) DARS License

     The Company's DARS license is valid for eight years upon successful launch and orbital insertion of the satellites and can be extended by the Company. The DARS license requires that the Company comply with a construction and launch schedule specified by the FCC for each of the two authorized satellites, which has occurred. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company's license. The Company believes that the exercise of such authority to rescind the license is unlikely. Additionally, the FCC has not yet issued final rules permitting the Company to deploy its terrestrial repeaters to fill gaps in satellite coverage. The Company is operating its repeaters on a non-interference basis pursuant to a grant of special temporary authority from the FCC, which expired March 18, 2002. On March 11, 2002, the Company applied for an extension of this special temporary authority and can continue to operate its terrestrial repeaters pursuant to the special temporary authority pending a final determination on this extension request. This authority is currently being challenged by operators of terrestrial wireless systems who have asserted that the Company's repeaters may cause interference.

(b) Application for Review of DARS License

     One of the losing bidders for the DARS licenses filed an Application for Review by the full FCC of the Licensing Order that granted the Company its DARS license. The Application for Review alleges that a former investor had effectively taken control of the Company without FCC approval. The FCC has denied the Application for Review and the losing bidder has appealed to the United States Court of Appeals for the District of Columbia Circuit. The FCC or the U.S. Court of Appeals has the authority to overturn the award of the DARS license should they rule in favor of the losing bidder. Although the Company believes that its right to the DARS license will withstand the challenge as the former investor is no longer a stockholder in the Company, no prediction of the outcome of this challenge can be made with any certainty. The FCC's approval of the transfer of control of the DARS license to a diffuse group of owners, granted in December 2000, is conditioned upon the outcome of the application for review.

(c) Technology Licenses

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

     Effective January 1, 1998, XMSR entered into a technology licensing agreement with Motient and WorldSpace Management Corporation ("WorldSpace MC") by which as compensation for certain licensed technology then under development to be used in the XM Radio System, XMSR will pay up to $14,300,000 to WorldSpace MC over a ten-year period. As of December 31, 2001, XMSR incurred costs of $6,696,000 payable to WorldSpace MC. Any additional amounts to be incurred under this agreement are dependent upon further development of the technology, which is at XMSR's option. No liability exists to Motient or WorldSpace MC should such developments prove unsuccessful. XMSR maintains an accrual of $5,357,000 payable to WorldSpace MC for quarterly royalty payments to be made after XMSR recognizes $5,000,000 in revenue.

(d) Satellite Contract

     During the first half of 1999, the Company and BSS amended the satellite contract to construct and launch the Company's satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. BSS has delivered two satellites in orbit and is to complete the construction of a ground spare satellite. BSS has also provided ground equipment and software used in the XM Radio System and certain launch and operations support services. The contract also provides for in-orbit incentives to be earned depending on the performance of the in-orbit satellites over their useful lives. Such payments could total up to an additional $70,183,000 over the useful lives of the satellites. As of December 31, 2001, the Company had paid $470,376,000 under the satellite contract and had accrued $741,000.

     On December 5, 2001, the Company and Boeing amended the satellite contract so as to permit the deferral of approximately $31 million of payments to be made under the agreement, as well as to provide certain additional rights and obligations to the Company, including the launch of the ground spare satellite on the SeaLaunch launch vehicle should the ground spare satellite be launched between specified dates. Under the amendment, deferred amounts must be repaid by December 5, 2006 and the amounts deferred bear interest at the rate of 8%, compounded annually, and are payable quarterly in arrears.

(e) Terrestrial Repeater System Contracts

     As of December 31, 2001, the Company had incurred aggregate costs of approximately $243,500,000 for its terrestrial repeater system. These costs covered the capital costs of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas. In August 1999, the Company signed a contract with LCCI calling for engineering and site preparation. As of December 31, 2001, the Company had paid $109,860,000 and accrued an additional $15,407,000 under this contract. The Company also entered into a contract effective October 22, 1999 with Hughes for the design, development and manufacture of the terrestrial repeaters. Payments under the contract are expected to be approximately $128,000,000, which could be modified based on the number of terrestrial repeaters that are required for the system. As of December 31, 2001, the Company had paid $95,788,000 and accrued an additional $7,685,000 under this contract.

(f) GM Distribution Agreement

     The Company has signed a long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. During the term of the agreement, which expires 12 years from the commencement date of the Company's commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The Company has significant annual, fixed payment obligations to General Motors through 2004. These payments approximate $35,000,000 in the aggregate during this period. Additional annual fixed payment obligations beyond 2004 range from less than $35,000,000 to approximately $130,000,000 through 2009, aggregating approximately $400,000,000. In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers for the Company's service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios. The Company will also make available to GM bandwidth on the Company's systems. The agreement is subject to renegotiations at any time based upon the installation of radios that are compatible with a unified standard

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

or capable of receiving Sirius Satellite Radio, Inc.'s ("Sirius Radio") service. The agreement is subject to renegotiations if, four years after the commencement of the Company's commercial operations and at two-year intervals thereafter GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company's service, starting with 1,240,000 units after four years, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. GM's exclusivity obligations will discontinue if, four years after the Company commences commercial operations and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market. Prior to 2001, the Company had not incurred any costs under the contract. As of December 31, 2001, the Company has paid $608,000 and accrued costs of $656,000 under the agreement.

(g) Joint Development Agreement

     On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against the Company in the United States District Court for the Southern District of New York, alleging that the Company was infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought money damages to the extent the Company manufactured, used or sold any product or method claimed in their patents and injunctive relief. On February 16, 2000, this suit was resolved in accordance with the terms of a joint development agreement between the Company and Sirius Radio and both companies agreed to cross-license their respective property. Each party is obligated to fund one half of the development cost for a unified standard for satellite radios. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts for these fees or credits will be determined over time by agreement of the parties or by arbitration. The parties have yet to agree on the validity, value, use, importance and available alternatives of their respective technologies. The companies have agreed to seek arbitration to resolve issues with respect to certain existing technology. If this agreement is terminated before the value of the license has been determined due to the Company's failure to perform a material covenant or obligation, then this suit could be refiled.

(h)  Accrued Network Optimization Expenses

     In December 2001, the Company determined that the planned number of terrestrial repeater sites could be reduced due to a network optimization study that was conducted. The Company established a formal plan and recognized a charge of $26,300,000 with respect to the terrestrial repeater sites no longer required. Included within the charge is $8,595,000 for costs to be incurred in 2002 related to these sites.

     The Company estimated lease termination costs based upon contractual lease costs and expected negotiation results as determined by discussions with landlords and consultants. Approximately 53% of these leases are subject to master lease agreements with large tower companies. Based upon preliminary discussions with the tower companies, the Company assumed that they would be able to swap a portion of the existing sites for other sites in other areas in which terrestrial repeater networks will be developed in the future, without incurring all of the contractual obligations. As a result, the Company estimated the total of the lease termination costs would be substantially lower than the contractual lease obligations. The contractual payments amount to approximately $35,100,000. Additionally, the Company's leases typically contain a clause that requires the Company to return a site to its original condition upon lease termination. The Company has established an accrual of $8,595,000 for the estimated lease termination costs and costs to deconstruct the sites. The actual amount to be incurred could vary significantly from this estimate.

(i) Warrants

     Sony Warrant

     In February 2000, the Company issued a warrant to Sony exercisable for shares of the Company's Class A common stock. The warrant will vest at the time that the Company attains its millionth customer, and the number of shares underlying the warrant will be determined by the percentage of XM Radios that have a Sony brand name as of the vesting date. If Sony achieves its maximum performance target, the warrant will be exercisable for 2% of the total number of shares of the Company's Class A common stock on a fully-diluted basis. The exercise price of the

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

Sony warrant will equal 105% of fair market value of the Class A common stock on the vesting date, determined based upon the 20-day trailing average. As the Company has commenced commercial operations and Sony began selling its radios in the fourth quarter of 2001, the Company recognized $131,000 of compensation expense related to this warrant in 2001.

     CNBC Warrant

     In May 2001, the Company granted a warrant to purchase 90,000 shares of Class A common stock consisting of three 30,000 share tranches to purchase shares at $26.50 per share, which expire in 11, 12, and 13 years, respectively. The warrants began to vest on September 25, 2001 when the Company reached its commercial launch and will be vested on September 1, 2002, 2003, and 2004, respectively. The Company recognized $290,000 in non-cash compensation expense related to these warrants in 2001.

(j) Sales, Marketing and Distribution Agreements


     The Company has entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the years ended December 31, 1999, 2000 and 2001 the Company incurred expenses of $0, $0 and $19,545,000, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and revenue increase.

(k) Programming Agreements

     The Company has entered into various programming agreements. Under the terms of these agreements, the Company is obligated to provide payments and commissions to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. The amount of these costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the years ended December 31, 1999, 2000, 2001, the Company incurred expenses of $0, $0 and $7,230,000, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and revenue increase.

(l) Leases

     The Company has noncancelable operating leases for office space and terrestrial repeater sites and noncancelable capital leases for equipment that expire over the next ten years. Additionally, the Company owns a building and leases a portion of the space to other entities. The future minimum lease payments and rentals under noncancelable leases as of December 31, 2001 are (in thousands):

                                                     Capital  Operating
                                                      Lease     Lease     Rental
                                                    Payments   Payments   Income
                                                    --------   --------   ------
Year ending December 31:
     2002 ........................................  $  2,974   $20,471   $ 1,511
     2003 ........................................     2,835    20,966     1,427
     2004 ........................................     1,098    21,423     1,716
     2005 ........................................       141    17,351     1,802
     2006 ........................................        --     6,687     1,804
     Thereafter ..................................        --     9,439    26,065
                                                    --------   -------   -------
          Total ..................................     7,048   $96,337   $34,325
                                                               =======   =======
Less amount representing interest ................      (890)
                                                    --------
Present value of net minimum lease payments ......     6,158
Less current maturities ..........................    (1,530)
                                                    --------
Long-term obligations ............................  $  4,628
                                                    ========

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

     Rent expense for 1999, 2000 and 2001 was $649,000, $6,082,000 and
$22,724,000, respectively.

     As discussed in note 15(h), in December 2001, the Company determined that the planned number of terrestrial repeater sites could be reduced due to the relative signal strength provided by the Company's satellites. The Company recognized a charge of $26,300,000 with respect to the terrestrial repeater sites no longer required. This charge includes a lease termination accrual of $8,595,000 for 646 terrestrial site leases, which would reduce the future minimum lease payments.

(16)  Quarterly Data (Unaudited)

                                                                   1999
                                                  -------------------------------------
                                                    1st       2nd       3rd      4th
                                                    ---       ---       ---      ---
                                                  Quarter   Quarter   Quarter   Quarter
                                                  -------   -------   -------   -------
Revenues ......................................   $    --   $    --   $    --   $    --
Operating loss ................................     4,421     4,020     9,374    12,876
Loss before income taxes ......................     4,367     3,999    17,402    11,128
Net loss attributable to common stockholders...     4,367     3,999    17,402    11,128
     Net loss per share--basic and diluted ....   $ (0.65)  $ (0.60)  $ (2.60)  $ (0.27)


                                                                  2000
                                                  -------------------------------------
                                                    1st       2nd        3rd      4th
                                                    ---       ---        ---      ---
                                                  Quarter   Quarter    Quarter   Quarter
                                                  -------   -------    -------   -------
Revenues ......................................   $    --   $    --   $     --  $     --
Operating loss ................................    16,888    13,937     28,109    20,544
Loss before income taxes ......................    12,740     5,088     20,060    13,985
Net loss attributable to common stockholders...    14,212     7,259    160,095    19,773
     Net loss per share--basic and diluted ....   $ (0.30)  $ (0.15)  $  (3.26) $  (0.40)

                                                                  2001
                                                  -------------------------------------
                                                    1st       2nd       3rd      4th
                                                    ---       ---       ---      ---
                                                  Quarter   Quarter   Quarter   Quarter
                                                  -------   -------   -------   -------
Revenues ......................................   $    --   $    --   $     1  $    532
Operating loss ................................    42,124    42,094    62,114   135,274
Loss before income taxes ......................    36,948    38,478    64,982   143,971
Net loss attributable to common stockholders...    42,736    44,267    70,770   149,759
     Net loss per share--basic and diluted ....   $ (0.80)  $ (0.76)  $ (1.14) $  (2.26)

     The sum of quarterly per share net losses do not necessarily agree to the net loss per share for the year due to the timing of stock issuances.

     During the fourth quarter of 2001, the Company completed the nationwide launch of its service. The Company also completed a public offering of 11,500,000 million shares of its Class A common stock (see note 10(e)), realizing net proceeds of $126,500,000. In addition, the Company also closed on a $66,000,000 financing package with The Boeing Company (see notes 8(d) and 15(d)), including $35,000,000 in new debt financing. Further, the Company incurred a charge of $26,300,000 to system operations for terrestrial repeater sites no longer required (see note 15(h)).

    Independent Auditors' Report on Consolidated Financial Statement Schedule

The Board of Directors
XM Satellite Radio Holdings Inc.:

     Under date of January 23, 2002, we reported on the consolidated balance sheets of XM Satellite Radio Holdings Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in the XM Satellite Radio Holdings Inc. and subsidiaries annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The audit report on the consolidated financial statements of XM Satellite Radio Holdings Inc. and subsidiaries referred to above contains an explanatory paragraph that states that the Company is dependent upon additional debt or equity financing, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statement schedule does not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ KPMG LLP

McLean, VA
January 23, 2002

                  Schedule I--Valuation And Qualifying Accounts
                                 (in thousands)

                                                                                          Charged to
                                                                             Charged to      Other     Write-Offs/
                                                                   Balance    Costs and   Accounts--    Payments/     Balance
Description                                                       January 1   Expenses     Describe       Other     December 31
-----------                                                       ---------   --------     --------       -----     -----------
Year Ended December 31, 1999
   Allowance for doubtful accounts ............................   $     --         --            --          --       $     --
   Deferred Tax Assets--Valuation
        Allowance .............................................   $  7,978     (3,159)           --          --       $  4,819
   Accrued network optimization
        expenses ..............................................   $     --         --            --          --       $     --

Year Ended December 31, 2000
   Allowance for doubtful accounts ............................   $     --         --            --          --       $     --
   Deferred Tax Assets--Valuation
        Allowance .............................................   $  4,819     20,173            --          --       $ 24,992
   Accrued network optimization
        expenses ..............................................   $     --         --            --          --       $     --

Year Ended December 31, 2001
   Allowance for doubtful accounts ............................   $     --         10            --          --       $     10
   Deferred Tax Assets--Valuation
        Allowance .............................................   $ 24,992    110,057            --          --       $135,049
   Accrued network optimization
        expenses ..............................................   $     --      8,595            --          --       $  8,595

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
XM Satellite Radio Inc.:

     We have audited the accompanying consolidated balance sheets of XM Satellite Radio Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XM Satellite Radio Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company is dependent upon additional debt or equity financing, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/ KPMG LLP


McLean, VA
January 23, 2002

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001

                                                                                                             2000         2001
                                                                                                          ----------   ----------
                                                 ASSETS                                                    (in thousands, except
                                                                                                                  share data)
Current assets:
     Cash and cash equivalents ........................................................................   $  203,191   $   62,368
     Short-term investments ...........................................................................           --       10,296
     Restricted investments ...........................................................................       45,585       44,861
     Accounts receivable, net of allowance for doubtful accounts of $0 and $10 ........................           --          478
     Prepaid and other current assets .................................................................        8,815       15,271
                                                                                                          ----------   ----------
          Total current assets ........................................................................      257,591      133,274
Other assets:
     Restricted investments, net of current portion ...................................................      115,581       25,873
     System under construction ........................................................................      786,159       18,597
     Property and equipment, net of accumulated depreciation and amortization of $2,337 and $42,904 ...       50,052    1,031,810
     Goodwill and intangibles, net of accumulated amortization of $2,599 and $3,974 ...................       24,001       22,626
     Other assets, net of accumulated amortization of $672 and $1,587 .................................        9,133        9,182
                                                                                                          ----------   ----------
          Total assets ................................................................................   $1,242,517   $1,241,362
                                                                                                          ==========   ==========

                                   LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Accounts payable .................................................................................   $   31,706   $   35,308
     Accrued expenses .................................................................................        6,030       26,498
     Accrued network optimization expenses (note 15) ..................................................           --        8,595
     Current portion of long-term debt ................................................................          556        1,530
     Due to related parties ...........................................................................       15,366       25,900
     Accrued interest .................................................................................       13,397       13,486
                                                                                                          ----------   ----------
          Total current liabilities ...................................................................       67,055      111,317
Long-term debt, net of current portion ................................................................      262,665      268,934
Royalty payable, net of current portion ...............................................................        2,600        1,800
Other non-current liabilities .........................................................................        4,787        3,857
                                                                                                          ----------   ----------
          Total liabilities ...........................................................................      337,107      385,908
                                                                                                          ----------   ----------
Stockholder's equity:
   Common stock, par value $0.10; 3,000 shares authorized, 125 shares issued and outstanding ..........           --           --
   Additional paid-in capital .........................................................................    1,004,879    1,238,898
   Accumulated deficit ................................................................................      (99,469)    (383,444)
                                                                                                          ----------   ----------
          Total stockholder's equity ..................................................................      905,410      855,454
                                                                                                          ----------   ----------
Commitments and contingencies (notes 1, 2, 3, 5, 10 and 15)
          Total liabilities and stockholder's equity ..................................................   $1,242,517   $1,241,362
                                                                                                          ==========   ==========

          See accompanying notes to consolidated financial statements.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                                   1999        2000         2001
                                                                                 --------    --------    ---------
                                                                                  (in thousands, except share data)
Revenue:
     Subscriber revenue ......................................................   $     --    $     --    $     246
     Ad sales revenue ........................................................         --          --          294
        Less:  Agency commissions ............................................         --          --          (43)
     Other revenue ...........................................................         --          --           36
                                                                                 --------    --------    ---------
          Total revenue ......................................................         --          --          533
                                                                                 --------    --------    ---------
Operating expenses:
     Broadcasting operations:
        Content/programming ..................................................     (1,014)     (6,878)     (27,924)
        System operations ....................................................     (2,877)    (23,227)     (67,571)
        Customer care and billing operations .................................         --        (856)      (6,034)
     Sales and marketing .....................................................     (3,352)    (16,078)     (99,789)
     General and administrative ..............................................    (14,475)    (16,272)     (25,782)
     Research and development ................................................     (7,440)    (12,701)     (14,255)
     Depreciation and amortization ...........................................     (1,512)     (3,115)     (41,491)
                                                                                 --------    --------    ---------
          Total operating expenses ...........................................    (30,670)    (79,127)    (282,846)
                                                                                 --------    --------    ---------
Operating loss ...............................................................    (30,670)    (79,127)    (282,313)

Other income (expense):
     Interest income .........................................................        533      27,200       14,102
     Interest expense ........................................................        (43)         --      (15,157)
     Other expense, net ......................................................         --          --         (607)
                                                                                 --------    --------    ---------
             Net loss ........................................................    (30,180)    (51,927)    (283,975)
                                                                                 --------    --------    ---------

     See accompanying notes to consolidated financial statements.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                             Additional                       Total
                                                           Common Stock        Paid-in      Accumulated   Stockholder's
                                                         Shares    Amount      Capital        Deficit        Equity
                                                         ------    ------      -------        -------        ------
                                                          (in thousands)
Balance at January 1, 1999 ............................     125     $  --   $   144,818    $   (17,362)       127,456
Contributions to paid in capital ......................      --        --       301,994             --        301,994
Increase in DARS license, goodwill and intangibles.....      --        --        51,624             --         51,624
Non-cash stock compensation ...........................      --        --         4,210             --          4,210
Net Loss ..............................................      --        --            --        (30,180)       (30,180)
                                                           ----     -----   -----------    -----------      ---------
Balance at December 31, 1999 ..........................     125        --       502,646        (47,542)       455,104
Contributions to paid in capital ......................      --        --       499,490             --        499,490
Non-cash stock compensation ...........................      --        --         2,743             --          2,743
Net Loss ..............................................      --        --            --        (51,927)       (51,927)
                                                           ----     -----   -----------    -----------      ---------
Balance at December 31, 2000 ..........................     125        --     1,004,879        (99,469)       905,410
Contributions to paid in capital ......................      --        --       196,249             --        196,249
Transfer of satellite bus to Parent ...................      --        --       (35,321)            --        (35,321)
Funds received for transfer of satellite bus ..........      --        --        31,600             --         31,600
Contribution of fixed assets from Parent ..............      --        --        36,624             --         36,624
Non-cash stock compensation ...........................      --        --         4,867             --          4,867
Net Loss ..............................................      --        --            --       (283,975)      (283,975)
                                                           ----     -----   -----------    -----------      ---------
Balance at December 31, 2001 ..........................     125     $  --   $ 1,238,898    $  (383,444)     $ 855,454
                                                           ----     -----   -----------    -----------      ---------

          See accompanying notes to consolidated financial statements.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                                     1999         2000         2001
                                                                                  ---------    ---------    ---------
                                                                                             (in thousands)
Cash flows from operating activities:
  Net loss .....................................................................  $ (30,180)   $ (51,927)   $(283,975)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Bad debt expense ...........................................................         --           --           10
    Depreciation and amortization ..............................................      1,478        3,369       41,942
    Loss on disposal computer equipment ........................................         --           --          435
    Non-cash stock-based compensation ..........................................      4,210        2,743        4,867
    Changes in operating assets and liabilities:
      Increase in accounts receivable ..........................................         --           --         (488)
      Increase in prepaid and other current assets .............................       (905)      (7,738)      (6,456)
      Decrease in other assets .................................................         62           --           --
      Increase in accounts payable and accrued expenses ........................      7,149       16,012       31,278
      Increase due to related parties ..........................................         --           25        2,607
      Increase in accrued interest .............................................         --           --           90
                                                                                  ---------    ---------    ---------
        Net cash used in operating activities ..................................    (18,186)     (37,516)    (209,690)
                                                                                  ---------    ---------    ---------
Cash flows from investing activities:
  Purchase of property and equipment ...........................................     (2,008)     (41,925)     (15,402)
  Additions to system under construction .......................................   (159,510)    (424,342)    (142,321)
  Proceeds from transfer of ground spare satellite bus to Parent ...............         --           --       31,600
  Net purchase/maturity of short-term investments ..............................    (69,472)      69,472      (10,296)
  Net purchase/maturity of restricted investments ..............................         --     (106,338)      40,317
  Other investing activities ...................................................     (3,422)     (56,268)     (30,915)
                                                                                  ---------    ---------    ---------
        Net cash used in investing activities ..................................   (234,412)    (559,401)    (127,017)
                                                                                  ---------    ---------    ---------
Cash flows from financing activities:
  Proceeds from sale of common stock and capital contribution ..................         --      499,490      196,249
  Capital contribution from parent through transfer of liabilities .............    302,002           --           --
  Proceeds from issuance of 14% senior secured notes and warrants ..............         --      259,353           --
  Payments for deferred financing costs ........................................         --       (8,365)        (365)
  Other net financing activities ...............................................        (84)          --           --
                                                                                  ---------    ---------    ---------
        Net cash provided by financing activities ..............................    301,918      750,478      195,884
                                                                                  ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents ...........................     49,320      153,561     (140,823)
Cash and cash equivalents at beginning of period ...............................        310       49,630      203,191
                                                                                  ---------    ---------    ---------
Cash and cash equivalents at end of period .....................................  $  49,630    $ 203,191    $  62,368
                                                                                  =========    =========    =========

          See accompanying notes to consolidated financial statements.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

(1)  Summary of Significant Accounting Policies and Practices

(a) Nature of Business

     XM Satellite Radio Inc. (the "Company"), was incorporated on December 15, 1992 in the State of Delaware as a wholly owned subsidiary of Motient Corporation ("Motient"), for the purpose of operating a digital audio radio service ("DARS") under a license from the Federal Communications Commission ("FCC"). XM Satellite Radio Holdings Inc. (the "Parent") was formed as a holding company for the Company on May 16, 1997.

     The Company became the first digital satellite radio service in the United States of America on September 25, 2001 when it commenced commercial operations in the lead markets of Dallas, Texas and San Diego, California as part of its national rollout. On October 18, 2001, the Company continued its national rollout as it launched service in the southern half of the country and completed its national rollout on November 12, 2001. In 2001, the Company's satellites, "Rock" and "Roll", were successfully launched on March 18, 2001 and May 8, 2001, respectively.

(b) Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of XM Satellite Radio Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The Company emerged from the development stage in the fourth quarter of 2001 as its principal operations had commenced and its national rollout had been completed. Accordingly, the Company revised the presentation of its Consolidated Statements of Operations to reflect that of a commercial enterprise.

(c) Cash and Cash Equivalents

      The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had the following cash and cash equivalents balances (in thousands):

                                                            December 31,
                                                        --------------------
                                                          2000        2001
                                                        --------    --------
             Cash on deposit .........................  $     92     ($4,257)
             Overnight investments ...................        --      41,181
             Money market funds ......................   203,099       2,794
             Commercial paper ........................        --      22,650
                                                        --------    --------
                                                        $203,191    $ 62,368
                                                        ========    ========

(d) Short-term Investments

     At December 31, 2001, the Company held commercial paper with maturity dates of less than one year that were stated at amortized cost, which approximated fair value.

(e) Restricted Investments

     Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest income. At December 31, 2000 and 2001, restricted investments represent securities held in escrow to secure the Company's future performance with regard to certain contracts and obligations, which include the interest payments required on the Company's 14% senior secured notes through March 2003, payments under the Hughes Electronics Corporation ("Hughes") terrestrial repeater contract, and certain facility leases and other secured credits. The interest reserve consists of US Treasury securities and are classified as held-to-maturity investments. The remaining investments are principally money market funds and certificates of deposit. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of the restricted investments at December 31, 2000 and 2001, were as follows (in thousands):

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

                                                                                          Gross       Gross
                                                                                       Unrealized   Unrealized
                                                                            Amortized    Holding      Holding
                                                                              Cost        Gains       Losses    Fair Value
                                                                              ----        -----       ------    ----------
At December 31, 2000:
---------------------
Interest reserve ........................................................   $ 106,338    $ 1,060      $    --    $107,398
Contract escrow .........................................................      49,692         --           --      49,692
Collateral for letters of credit and other secured credit ...............       5,136         --           --       5,136
                                                                            ---------    -------      -------    --------
                                                                            $ 161,166    $ 1,060      $    --    $162,226
                                                                            =========    =======      =======    ========
At December 31, 2001:
---------------------
Interest reserve ........................................................   $  66,020    $ 1,354      $    --    $ 67,374
Contract escrow .........................................................       2,930         --           --       2,930
Collateral for letters of credit and other secured credit ...............       1,784         --           --       1,784
                                                                            ---------    -------      -------    --------
                                                                            $  70,734    $ 1,354      $    --    $ 72,088
                                                                            =========    =======      =======    ========

(f) Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

    Satellite system, DARS license, and space craft control facilities.......   17.5 years
    Terrestrial repeater network ............................................   5-10 years
    Broadcast facilities ....................................................   3-7 years
    Computer systems ........................................................   3-7 years
    Furniture and fixtures ..................................................   3-7 years
    Equipment under capital leases and leasehold improvements ...............   Lesser of useful life or
                                                                                remaining lease term

     Depreciation of the Company's in-orbit satellites commenced in May and June 2001 upon their acceptance from Boeing Satellite Systems International, Inc. ("BSS"). Amortization of the DARS license and depreciation of the ground systems/spacecraft control facilities and related computer systems commenced on September 25, 2001, which was the date the service was launched in the Company's lead markets. Depreciation of the broadcast facilities and the terrestrial repeaters commenced when they were placed in service.

     The Company accounts for long-lived assets in accordance with the newly adopted provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(g) Goodwill and Other Intangible Assets

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. Other intangible assets are amortized over 10 years. The Company assesses the recoverability of its intangible assets by determining whether the amortization of the goodwill and intangible assets balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill and intangible assets impairment, if any, is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, ("SFAS No. 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144 after its adoption.

     Upon adoption of SFAS No. 142 in the first quarter of 2002, the Company is required to evaluate its existing acquired intangible assets and goodwill, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first quarter of 2002. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The Company has determined that it only has one reporting unit as defined by the Standard.

     The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of income.

     As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of $11,461,000 and unamortized identifiable intangible assets in the amount of $155,207,000 all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill and other intangible assets was $1,220,000, $1,379,000 and $3,604,000 for the years ended December 31, 1999, 2000, and 2001, respectively. Although the Company has not yet finalized its analysis of the adoption of SFAS No. 141 and No. 142, the Company does not expect to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

(h) Revenue Recognition

     The Company derives revenue from subscriber subscription and activation fees as well as advertising.

     Subscriber revenue, which is generally billed in advance, consists of fixed charges for service, which are recognized as the service is provided and through non-refundable activation fees that are recognized ratably over the expected life of the customer relationship. Direct activation costs are expensed as incurred.

     The Company recognizes advertising revenue from sales of spot announcements to national advertisers that are recognized in the period in which the spot announcement is broadcast. Agency commissions are presented as a reduction to revenue in the Consolidated Statement of Operations.

(i) Stock-Based Compensation

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

     The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principle Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations including FASB Interpretation ("FIN") No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB opinion No. 25 issued in March 2000, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

     The Company adopted FIN No. 44 in July 2000 to account for stock options that had been repriced during the period covered by FIN No. 44. The application resulted in additional compensation of $1,213,000 and $1,232,000 during the year ended December 31, 2000 and 2001, respectively. Additional compensation charges may result depending upon the market value of the common stock at each balance sheet date.

(j) Research and Development and Advertising

     Research and development costs and advertising costs are expensed as incurred.

(k) Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and the financial reporting amounts at each year-end and operating loss and tax credit carryforwards, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the sum of taxes payable for the period and the change during the period in deferred tax assets and liabilities.

(l) Comprehensive Income

     The Company has engaged in no transactions during the years ended December 31, 1999, 2000 and 2001 that would be classified as other comprehensive income.

(m) Accounting Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Company. Significant estimates include valuation of the Company's investment in the DARS license, the allowance for doubtful accounts, the valuation of goodwill and intangible assets, the recoverability of the XM Radio System assets, the costs to terminate certain terrestrial repeater site leases, the allocation of purchase price of assets acquired, the estimated life of a subscriber's subscription, the payments to be made to distributors and manufacturers for radios sold or activated, the amount of stock-based compensation arrangements and the valuation allowances against deferred tax assets. Accordingly, actual amounts could differ from these estimates.

(n) Reclassifications

     Certain fiscal year 1999 and 2000 amounts have been reclassified to conform to the current presentation.

(o) Derivative Instruments and Hedging Activities

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000 the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

Activity, an amendment of SFAS 133. SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. The Company has reviewed its contracts and has determined that it has no stand alone derivative instruments and does not engage in hedging activities.

(2) Accumulated Deficit

     The Company is devoting its efforts to market its digital audio radio service and to increase its subscriber base. This effort involves substantial risk and future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. These factors individually, or in the aggregate, could have an adverse effect on the Company's financial condition and future operating results and create an uncertainty as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     At the Company's current stage of operations, economic uncertainties exist regarding the successful acquisition of additional debt or equity financings and the attainment of positive cash flows from the XM Radio Service. The Company has commenced commercial operations and will require substantial additional financing to market and distribute the XM Radio Service. Failure to obtain the required long-term financing may prevent the Company from continuing to provide its service. Management's plan to fund operations and capital expansion includes the sale of additional debt and equity securities through public and private sources or future contributions from the Parent. There are no assurances, however, that such financing will be obtained.

(3) Related Party Transactions

     The Company had the following amounts outstanding to related parties at December 31, 2000 and 2001 (in thousands):

                                                           December 31,
                                                       -------------------
                                                         2000        2001
                                                       -------     -------
     General Motors Corporation ("GM") ...........     $    --     $   656
     Hughes ......................................          --       7,686
     DIRECTV, Inc. ("DIRECTV") ...................         200          50
     LCC International, Inc. ("LCCI") ............      15,141      15,407
     Clear Channel ...............................          25       2,101
                                                       -------     -------
                                                       $15,366     $25,900
                                                       =======     =======

     The Company has relied upon certain related parties for legal and technical services during the years ended December 31, 1999, 2000 and 2001. Total costs incurred in transactions with related parties are as follows (in thousands):

                                                                     Year ended December 31, 1999
                                                      --------------------------------------------------------------
                                                         GM    Hughes     DIRECTV      LCCI  Clear Channel   Motient
                                                         --    ------     -------      ----  -------------   -------
Terrestrial repeater network engineering
     and manufacturing .............................    $--    $3,500        $ --    $6,578          $  --      $ --
General and administrative .........................     --        --          --        --                      224



                                                                     Year ended December 31, 2000
                                                      -------------------------------------------------------------
                                                         GM    Hughes     DIRECTV      LCCI  Clear Channel   Motient
                                                         --    ------     -------      ----  -------------   -------
Terrestrial repeater network engineering
     and manufacturing .............................    $--   $11,858      $   --   $58,731         $   --       $--
Terrestrial repeater site leases ...................     --        --          --        --              5        --
Customer care and billing operations ...............     --        --       1,008        --             --        --
Sales and marketing ................................     --        --          --        --          3,175        --

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

General and administrative ..................      --        --          --        --              3       252

                                                                      Year ended December 31, 2001
                                               ------------------------------------------------------------------------
                                                   GM    Hughes     DIRECTV      LCCI  Clear Channel   Motient   Parent
                                                   --    ------     -------      ----  -------------   -------   ------
Terrestrial repeater network engineering
     and manufacturing ......................  $   --  $ 88,116        $ --  $ 59,958         $   --      $ --   $   --
Terrestrial repeater site leases ............      --        --          --        --             36        --       --
Customer care and billing operations ........      --        --         623        --             --        --       --
Sales and marketing .........................   1,264        --          --        --          4,351        --       --
General and administrative ..................      --        --          --        --             --       193       --
Facility rental costs .......................      --        --          --        --             --        --    1,512

(a) GM

     In 1999, the Company established a distribution agreement with GM (see note 15 (f)). Under the terms of the agreement, GM distributes the XM Radio Service in various models of its vehicles.

(b) Hughes

     In 1999, the Company entered into a terrestrial repeater manufacturing agreement with Hughes (see note 15 (e)).

(c) DIRECTV

     In 1999, the Company entered into a consulting services agreement with DIRECTV. The agreement provides for DIRECTV professionals to aid the Company's efforts in establishing its customer care center and billing operations on a time and materials basis.

(d) LCCI

     In 1999, the Company entered into the LCCI Services Contract (note 15 (e)) and LCCI also provides certain ongoing consulting engineering work for the Company relating to the terrestrial repeater network on a time and materials basis.

(e) Clear Channel

     In 2000, the Company entered into an advertising sales agreement with Premiere Radio Networks, an affiliate of Clear Channel Communications, pursuant to which Premiere sells to advertisers the time inventory owned by the Company for advertisements to be run on XM Radio channels. Also in 2000, the Company entered into a sponsorship agreement with SFX Marketing, now known as Clear Channel Entertainment, pursuant to which the Company advertises its service at Clear Channel Entertainment events and venues.

(f) Motient

     In 1998, the Company entered into an agreement with Motient, in which Motient would provide technical and administrative support relating to the Company's operations. Payments for services provided under this agreement were made based on negotiated hourly rates. Liabilities for these services are absorbed by the Parent.

(g) Parent

     Through December 31, 1999, the Parent provided funding to the Company of $373,705,000 through both public and private equity and debt offerings that it had completed.

     On January 31, 2000, the Parent closed on a secondary offering of its Class A common stock and newly designated Series B convertible redeemable preferred stock. The Parent sold 4,000,000 shares of its Class A

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

common stock for $32.00 per share, which yielded net proceeds of $120,837,000. The Parent concurrently sold 2,000,000 shares of its Series B convertible redeemable preferred stock for $50.00 per share, which yielded net proceeds of $96,472,000. On February 9, 2000, the underwriters exercised a portion of the over-allotment option for 370,000 shares of Class A common stock, which yielded net proceeds of approximately $11,233,000. All proceeds were contributed to the Company by the Parent.

     On March 15, 2000 the Parent and the Company closed a private placement of 325,000 units, each unit consisting of $1,000 principal amount of 14 percent Senior Secured Notes due 2010 of the Company (note 8) and one warrant to purchase 8.024815 shares of the Parent's Class A common stock at a price of $49.50 per share. The Company realized net proceeds of $191,500,000, excluding $123,000,000 used to acquire securities to pay interest payments due under the notes for the first three years. The $325,000,000 face value of the notes was offset by a discount of $65,746,000 associated with the fair value of the warrants sold, the net proceeds from which were contributed to the Company.

     On July 7, 2000, the Parent reached an agreement for a private offering of 235,000 shares of its Series C convertible redeemable preferred stock for $1,000 per share, which closed on August 8, 2000 and yielded net proceeds of $206,379,000 and a stock subscription of $20,000,000 that earned interest at 7 percent per annum until it was paid on November 30, 2000. The stock subscription was received by the Parent in November 2000 and provided an additional $20,443,000. All proceeds, except the receipt of the stock subscription and $1,177,000 were contributed to the Company by the Parent.

     On March 6, 2001, the Parent completed a follow-on offering of 7,500,000 shares of its Class A common stock, which yielded net proceeds of $72,000,000, which was contributed to the Company. Also on March 6, 2001, the Parent closed a public offering of $125,000,000 of its 7.75% convertible subordinated notes due 2006, which yielded net proceeds of $120,700,000, which was contributed to the Company.

     On December 6, 2001, the Parent completed a follow-on offering of 11,500,000 shares of its Class A common stock, which yielded net proceeds of $126,500,000, of which, $3,549,000 was contributed to the Company.

     In August 2001, the Company's facility lease for its corporate headquarters was amended and the Parent became the Company's new landlord (note 15 (l)).

      On December 5, 2001, the Company transferred its rights in the spare satellite, excluding the satellite payload, to the Parent, which had a carrying value of $35,300,000. In return, the Company received $31,600,000 in cash, which was the estimated fair value of the satellite bus as determined by management with the assistance of a third-party appraiser. Concurrent with the asset transfer, the Parent entered into a Customer Credit Agreement with Boeing Capital Corporation ("BCC") pursuant to which the Parent borrowed $35,000,000 from BCC at an interest rate equal to LIBOR plus 3.5%, increasing to LIBOR plus 4.5% after December 5, 2003, which is compounded annually and payable quarterly in arrears. The principal is due on the earlier of December 5, 2006 or the launch of the ground spare satellite. The principal would also become due should the Boeing Satellite Contract (note 15(d)) be terminated. The loan is secured by the Parent's interest in the ground spare satellite, excluding its payload.

      During 2001, the Parent transferred $36,624,000 in capitalized interest associated with the construction of the XM Radio System to the Company.

(4) System Under Construction

     The Company has capitalized costs related to the development of its XM Radio System to the extent that they have future benefits. During 2001, the Company placed its Boeing 702 satellites "Rock" and "Roll" into service as well as its DARS license, ground systems/spacecraft control facilities, related computer systems, and its terrestrial repeater network and broadcast facilities by transferring $971,861,000 from system under construction to property and equipment. The remaining components in system under construction include the ground spare satellite payload and costs incurred through December 31, 2001 for the performance broadcasting studio. The amounts recorded as system under construction consist of the following (in thousands):

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

                                                           December 31,
                                                 ----------------------------
                                                       2000         2001
                                                     --------     --------
               DARS license ...................     $ 122,944    $      --
               Satellite system ...............       521,573       18,557
               Terrestrial system .............        84,715           --
               Spacecraft control facilities ..        13,046           --
               Broadcast facilities ...........        27,971           40
               Computer systems ...............        15,910           --
                                                    ---------    ---------
                                                    $ 786,159    $  18,597
                                                    =========    =========

(5)  Property and Equipment

     Property and equipment consists of the following (in thousands):

                                                                                  December 31,
                                                                       ------------------------------
                                                                              2000          2001
                                                                            -------       -------
     DARS license ...................................................    $       --   $   146,271
     Satellite system ...............................................            --       521,251
     Terrestrial system .............................................            --       243,755
     Spacecraft control facilities ..................................            --        24,353
     Broadcast facilities ...........................................        16,752        55,686
     Computer systems, furniture and fixtures, and equipment ........        21,063        68,824
     Leasehold improvements .........................................        14,574        14,574
                                                                         ----------   -----------
                                                                             52,389     1,074,714

     Accumulated depreciation and amortization ......................        (2,337)      (42,904)
                                                                         ----------   -----------

              Net property and equipment, net .......................    $   50,052   $ 1,031,810
                                                                         ==========   ===========

     In July 2001, the Company received notification from BSS that the expected life of its satellites was extended due to the accuracy of the respective launches, which used less fuel than anticipated. The Company, therefore, changed the useful life estimate for the satellite system and the DARS license from 15 years to 17.5 years.

     In September 2001, BSS advised the Company of a progressive degradation problem with the solar array output power of 702 class satellites, including XM "Rock" and XM "Roll". At the present time, the output power of the solar arrays and the broadcast signal strength are above minimum acceptable levels and are expected to remain that way at least through 2005, permitting full operation of the XM System (based on patterns projected by BSS). The Company has advised its insurance carriers of the situation. Since the issue is common to 702 class satellites, the manufacturer is closely watching the progression of the problem, including data from a satellite in orbit approximately 18 months' longer than XM "Rock" and XM "Roll". With this 18-month advance visibility of performance levels, insurance arrangements in place, a spare satellite under construction that is being modified to address the solar array anomaly and availability of additional satellites, the Company believes that it will be able to launch additional satellites prior to the time the solar power problem might cause the broadcast signal strength to fall below acceptable levels. The Company's management will continue to monitor this situation carefully over the next few years.

     In December 2001, the Company determined that the planned number of terrestrial repeater sites could be reduced due to a network optimization study that was conducted. The Company established a formal plan and recognized a charge of $26,300,000 with respect to the terrestrial repeater sites no longer required. The costs are principally related to the site acquisition and build-out of the identified sites. These costs have been included within system operations at December 31, 2001. Included within the charge is $8,595,000 for costs to be incurred in 2002 related to these sites (see note 15 (h)).

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

(6)  Goodwill and Other Intangible Assets

     On July 7, 1999, Motient acquired a former investor's remaining debt and equity interests in the Parent in exchange for approximately 8,600,000 shares of Motient's common stock. Concurrent with Motient's acquisition of the remaining interest in the Parent, the Company recognized goodwill and other intangible assets of $51,624,000, which has been allocated as follows (in thousands):

               DARS License .............................   $25,024
               Goodwill .................................    13,738
               Programming agreements ...................     8,000
               Receiver agreements ......................     4,600
               Other intangibles ........................       262
                                                            -------
                                                            $51,624
                                                            =======

(7)  Other Assets

     Other assets consist of the following at December 31, 2000 and 2001 (in thousands):

                                                                                December 31,
                                                                          ------------------------
                                                                               2000        2001
                                                                              ------      ------
     14% senior secured notes deferred financing fees ..................   $   8,493   $   8,858
     Refundable deposits and other long-term prepaid expenses ..........       1,444       1,911
                                                                           ---------   ---------
                                                                               9,937      10,769

        Less accumulated amortization ..................................        (672)     (1,587)
                                                                           ---------   ---------

        Other assets, net ..............................................   $   9,265   $   9,182
                                                                           =========   =========


(8)  Long-Term Debt

     Long-term debt at December 31, 2000 and 2001 consist of the following (in thousands):

                                                                                  December 31,
                                                                          ------------------------
                                                                               2000        2001
                                                                              ------      ------
     14% senior secured notes ..........................................   $ 325,000   $ 325,000
          Less unamortized discount on 14% senior secured notes ........     (63,702)    (60,694)
     Capital leases ....................................................       1,923       6,158
                                                                           ---------   ---------
          Total long-term debt .........................................     263,221     270,464

          Less current installments ....................................        (556)     (1,530)
                                                                           ---------   ---------

          Long-term debt, excluding current installments ...............   $ 262,665   $ 268,934
                                                                           =========   =========

14% Senior Secured Notes

     On March 15, 2000, the Parent and the Company closed a private placement of 325,000 units, each unit consisting of $1,000 principal amount of 14% senior secured notes due 2010 of the Company and one warrant to purchase 8.024815 shares of the Parent's Class A common stock at a price of $49.50 per share. The Company realized net proceeds of $191,500,000, excluding $123,000,000 used to acquire securities that will be used to pay interest payments due under the notes for the first three years. The $325,000,000 face value of the notes was offset by a discount of $65,746,000 associated with the fair value of the warrants sold, which was contributed to the Company. The Company had amortized $2,044,000 and $5,052,000 of the discount through December 31, 2000 and 2001, respectively.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

(9)  Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 2001 (in thousands). The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                    December 31,
                                              ----------------------------------------------------
                                                          2000                       2001
                                                          ----                       ----
                                                 Carrying                   Carrying
                                                  Amount      Fair Value     Amount      Fair Value
                                                  ------      ----------     ------      ----------
Financial assets:
   Cash and cash equivalents .................   $ 203,191    $ 203,191    $  62,368      $  62,368
   Short-term investments ....................          --           --       10,296         10,296
   Restricted investments ....................     161,166      162,226       70,734         72,088
   Accounts receivable .......................          --           --          478            478
   Letters of credit .........................          --           12           --             13

Financial liabilities:
   Accounts payable ..........................      31,706       31,706       35,308         35,308
   Accrued expenses ..........................       3,465        3,465       22,941         22,941
   Accrued network optimization expenses .....          --           --        8,595          8,595
   Due to related parties ....................      15,366       15,366       25,900         25,900
   Royalty payable ...........................       5,165        5,165        5,357          5,357
   Long-term debt ............................     263,221      181,486      270,464        263,314
   Other non-current liabilities .............       4,787        4,787        3,857          3,857

     The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents, short-term investments, accounts receivable, prepaid and other current assets, other assets, accounts payable, accrued expenses, accrued network optimization expenses, due to related parties, royalty payable and other non-current liabilities: The carrying amounts approximate fair value because of the short maturity of these instruments.

     Restricted investments: The fair values of debt securities
(held-to-maturity investments) are based on quoted market prices at the reporting date for those or similar investments.

     Letters of credit: The value of the letters of credit is based on the fees paid to obtain the letters of credit.

     Long-term debt: The fair value of the Company's long-term debt is determined by either estimation by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers or by quoted market prices at the reporting date for the traded debt securities (the carrying value of the Company's 14% senior secured notes is significantly less than face value because the notes were sold at a discount for value allocated to the related warrants).

(10) Stock-Based Compensation

     The Company operates three separate stock plans, the details of which are described below.

(a)  1998 Shares Award Plan

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

     On June 1, 1998, the Parent adopted the 1998 Shares Award Plan (the "Plan") under which employees, consultants, and non-employee directors may be granted options to purchase shares of Class A common stock of the Parent. The Parent initially authorized 1,337,850 shares of Class A common stock under the Plan, which was increased to 2,675,700 in July 1999, 5,000,000 in May 2000, and 8,000,000 in May 2001. The options are exercisable in installments determined by the compensation committee of the Parent's board of directors. The options expire as determined by the committee, but no later than ten years from the date of grant. On July 8, 1999, the Parent's board of directors voted to reduce the exercise price of the options outstanding in the shares award plan from $16.35 to $9.52 per share, which represented the fair value of the stock on the date of repricing.

     Transactions and other information relating to the Plan for the years ended December 31, 1999, 2000 and 2001 are summarized below:

                                                               Outstanding Options
                                                         ---------------------------------
                                                                             Weighted-
                                                            Number of        Average
                                                             Shares       Exercise Price
                                                             ------       --------------
            Balance, January 1, 1999 .................      787,297         $  16.35
                 Options granted .....................    2,188,988            10.50
                 Option repricing ....................     (818,339)           16.35
                 Options canceled or expired .........      (57,786)           13.91
                 Options exercised ...................       (1,071)            9.52
                                                          ---------
            Balance, December 31, 1999 ...............    2,099,089         $  10.32
                 Options granted .....................    1,176,683            30.21
                 Options canceled or expired .........     (131,267)           17.01
                 Options exercised ...................      (48,817)            9.52
                                                          ---------
            Balance, December 31, 2000 ...............    3,095,688         $  17.61
                 Options granted .....................    2,680,415            15.54
                 Options canceled or expired .........      (23,570)            9.55
                 Options exercised ...................     (253,593)           17.88
                                                          ---------
            Balance, December 31, 2001 ...............    5,498,940         $  16.62
                                                          =========

                           Options Outstanding                                    Options Exercisable
           ----------------------------------------------------------------- -------------------------------
                                                 Weighted-
                                                  Average       Weighted-
                                                 Remaining       Average                         Weighted-
                                    Number      Contractual      Exercise         Number          Average
               Exercise Price    Outstanding        Life          Price         Exercisable       Exercise
               --------------    -----------        ----          -----         -----------       --------
1999               $9.52-$12.00    2,099,089     9.24 years       $10.32           416,294        $ 9.52
          --------------------------------------------------------------------------------------------------
2000               $9.52-$12.00    2,120,400     8.26 years       $10.39         1,110,756        $10.06
                  $12.01-$30.50      297,685     9.03 years       $23.13             5,334        $13.13
                  $30.51-$45.44      677,603     9.54 years       $37.92            20,000        $43.69
          --------------------------------------------------------------------------------------------------
2001                $4.82-$9.42      363,700     9.31 years       $ 7.91            55,000        $ 8.46
                   $9.44-$12.00    2,256,263     7.50 years       $10.37         1,716,153        $10.21
                  $12.06-$26.88    2,142,409     9.14 years       $17.75           165,132        $18.90
                  $27.63-$45.44      736,568     8.52 years       $36.81           272,681        $36.93
          --------------------------------------------------------------------------------------------------

     There were 416,294, 1,136,090 and 2,208,966 stock options exercisable at December 31, 1999, 2000 and 2001, respectively. At December 31, 2001, there were 2,197,579 shares available under the plan for future grants. At December 31, 2001, all options have been issued to employees, officers and directors, except for 76,000 options granted to non-employees for which the Company recognized $1,147,000 in non-cash compensation.

     The per share weighted-average fair value of employee options granted during the year ended December 31, 1999, 2000 and 2001 was $6.21, $22.06 and $8.77, respectively, on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

                                                                            December 31,
                                                         ---------------------------------------------------
                                                              1999              2000               2001
                                                         --------------    --------------    ---------------
            Expected dividend yield ...............                  0%                0%                0%
            Volatility ............................              63.92%            68.21%            62.40%
            Risk-free interest rate range .........      5.47% to 5.97%    4.99% to 6.71%    3.66% to 4.99%
            Expected life .........................             5 years           5 years           5 years
                                                         ==============    ==============    =============

(b) Employee Stock Purchase Plan

     In 1999, the Parent established an employee stock purchase plan that provides for the issuance of 300,000 shares of Class A common stock, which was increased to 600,000 shares in 2001. All employees whose customary employment is more than 20 hours per week and for more than five months in any calendar year are eligible to participate in the stock purchase plan, provided that any employee who would own 5% or more of the Parent's total combined voting power immediately after an offering date under the plan is not eligible to participate. Eligible employees must authorize the Parent to deduct an amount from their pay during offering periods established by the compensation committee. The purchase price for shares under the plan will be determined by the compensation committee but may not be less than 85% of the lesser of the market price of the common stock on the first or last business day of each offering period. As of December 31, 1999, 2000 and 2001, the Parent had issued 28,791, 53,539 and 217,401 shares, respectively, under this plan. At December 31, 2001, there were 382,599 shares available under the plan for future sale.

     The per share weighted-average fair value of purchase rights granted during the year was $3.30, $11.28, and $5.37 for the years ended December 31, 1999, 2000 and 2001, respectively. The estimates were calculated at the grant date using the Black-Scholes Option Pricing Model with the following assumptions at December 31, 1999, 2000 and 2001:

                                                                           December 31,
                                                             -----------------------------------------
                                                                   1999         2000           2001
                                                                ----------   ----------    -----------
                    Expected dividend yield ...............            0%            0%             0%
                    Volatility ............................        62.92%        68.21%         62.40%
                    Risk-free interest rate range .........         4.73%   5.33%-6.23%     2.4%-5.89%
                    Expected life .........................    0.23 years    0.24 years     0.24 years
                                                               ==========   ===========    ===========

     The Company applies APB 25 in accounting for stock-based compensation for both plans and, accordingly, no compensation cost has been recognized for its stock options and stock purchase plan in the financial statements other than for performance based stock options, for options granted with exercise prices below fair value on the date of grant and for repriced options under FIN No. 44. During 1999, 2000 and 2001, the Company incurred $4,070,000, $2,557,000,
$2,336,000, respectively, in compensation cost for these options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands):

                                                                       Year ended December 31,
                                                                 ----------------------------------
                                                                    1999       2000       2001
                                                                 ---------   --------   --------
            Net loss:
                 As reported ................................      $30,180    $51,927   $283,975
                 Pro forma ..................................       30,990     60,171    300,127

(c) Talent Option Plan

     In May 2000, the Parent adopted the XM Talent Option Plan ("Talent Plan") under which non-employee programming consultants to the Company may be granted options to purchase shares of Class A common stock of the Parent. The Parent authorized 500,000 shares of Class A common stock under the Talent Plan. The options are exercisable in installments determined by the talent committee of the Parent's board of directors. The options expire as determined by the talent committee, but no later than ten years from the date of the grant. As of December 31, 2000 and 2001, no and 144,500 options had been granted under the Talent Plan. In 2001, the Company recognized $575,000 in non-cash compensation expense related to these options under SFAS 123. At December 31, 2001, there were 355,500 options available under the plan for future grant.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

(11)  Profit Sharing and Employee Savings Plan

     On July 1, 1998, the Company adopted a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer up to 15 % of their compensation on a pre-tax basis through contributions to the savings plan. The Company contributed $0.50 in 1999, 2000 and 2001 for every dollar the employees contributed up to 6% of compensation, which amounted to $164,000, $229,000 and $543,000, respectively.

(12)  Interest Cost

     The Company capitalizes a portion of interest cost as a component of the cost of the XM Radio System. The following is a summary of interest cost incurred during December 31, 1999, 2000 and 2001 (in thousands):

                                                              1999        2000        2001
                                                            --------    --------    --------
               Interest cost capitalized ................   $    210    $ 39,022    $ 36,153
               Interest cost charged to expense .........         43          --      15,157
                                                            --------    --------    --------
               Total interest cost incurred .............   $    253    $ 39,022    $ 51,310
                                                            ========    ========    ========

(13)  Income Taxes

     For the period from December 15, 1992 (date of inception) to October 8, 1999, the Parent and the Company filed consolidated federal and state tax returns with its majority stockholder Motient. The Company generated net operating losses and other deferred tax benefits that were not utilized by Motient. As no formal tax sharing agreement has been finalized, the Company was not compensated for the net operating losses. Had the Company filed on a stand-alone basis for the three-year period ending December 31, 2001, the Company's tax provision would be as follows:

     Taxes on income included in the Statements of Operations consists of the following (in thousands):

                                                          December 31,
                                                    --------------------------
                                                      1999     2000     2001
                                                     ------   ------   ------
     Current taxes:
          Federal ...............................   $    --  $    --  $    --
          State .................................        --       --       --
                                                    -------  -------  -------
               Total current taxes ..............        --       --       --
                                                    -------  -------  -------

     Deferred taxes:
          Federal ...............................   $    --  $    --  $    --
          State .................................        --       --       --
                                                    -------  -------  -------
               Total deferred taxes .............        --       --       --
                                                    -------  -------  -------
               Total tax expense (benefit) ......   $    --  $    --  $    --
                                                    =======  =======  =======

     A reconciliation of the statutory tax expense, assuming all income is taxed at the statutory rate applicable to the income and the actual tax expense is as follows (in thousands):

                                                                                              December 31,
                                                                                 ------------------------------------
                                                                                     1999        2000        2001
                                                                                    ------      ------      ------
     Income (loss) before taxes on income, as reported in the statements
        of operations ...........................................................  $(30,181)   $(51,972)  $(283,975)
                                                                                   ========    ========   ==========
     Theoretical tax benefit on the above amount at 35% .........................   (10,563)    (18,174)    (99,391)
     State tax, net of federal benefit ..........................................     1,370      (2,877)    (13,274)
     Increase in taxes resulting from permanent differences, net ................     2,120         562       2,701
     Adjustments arising from differences in the basis of measurement

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001


        for tax purposes and financial reporting purposes and other .............   13,252           7         --
     Change in valuation allowance ..............................................   (6,179)     20,482    109,964
                                                                                   -------     -------    -------
     Taxes on income for the reported year ......................................  $    --     $    --    $    --
                                                                                   =======     =======    =======

     At December 31, 1999, 2000 and 2001, deferred income tax consists of future tax assets/(liabilities) attributable to the following (in thousands):

                                                                                                    December 31,
                                                                                        -----------------------------------
                                                                                             1999       2000        2001
                                                                                           --------   --------    --------
     Deferred tax assets:
          Net operating loss/other tax attribute carryovers ...........................    $  2,054   $ 12,396   $  58,377
          Start-up costs ..............................................................      14,972     42,252     106,609
          Other deferred tax assets ...................................................          --         --      11,533
                                                                                           --------   --------    --------
               Gross total deferred tax assets ........................................      17,026     54,648     176,519
     Valuation allowance for deferred tax assets ......................................      (1,590)   (22,072)   (132,036)
                                                                                           --------   --------   ---------
               Net deferred assets ....................................................      15,436     32,576      44,483
                                                                                           --------   --------   ---------
     Deferred tax liabilities:
          Fixed assets ................................................................         (51)   (16,532)    (29,541)
          DARS license ................................................................     (10,160)    (9,821)     (9,670)
          Other intangible assets .....................................................      (5,225)    (6,223)     (5,272)
                                                                                           --------   --------   ---------
               Net deferred tax liabilities ...........................................     (15,436)   (32,576)    (44,483)
                                                                                           --------   --------   ---------
               Deferred income tax, net ...............................................    $     --   $     --   $      --
                                                                                           ========   ========   =========

     At December 31, 2001, the Company had accumulated net operating losses of $145,945,000 for Federal income tax purposes that are available to offset future regular taxable income. These operating loss carryforwards expire between the years 2012 and 2021. Utilization of these net operating losses are subject to limitations because there have been significant changes in the stock ownership of the Company. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

(14) Supplemental Cash Flows Disclosures

     The Company paid $0, $11,198,000, and $14,026,000 for interest (net of amounts capitalized) during 1999, 2000, and 2001, respectively. Additionally, the Company incurred the following non-cash financing and investing activities (in thousands):

                                                                                                    December 31,
                                                                                        -----------------------------------
                                                                                             1999       2000        2001
                                                                                           --------   --------    --------
        Increase in DARS license, goodwill and intangibles ............................    $ 51,624   $     --   $      --
        Non-cash capitalized interest .................................................          --     16,302       3,923
        Accrued system milestone payments .............................................      15,500     30,192      37,775
        Systems under construction placed into service ................................          --         --     971,861
        Contribution of fixed assets from Parent ......................................          --         --      36,624
        Transfer of ground spare satellite bus to Parent ..............................          --         --       3,721
        Property acquired through capital leases ......................................         470      1,688       6,177
        Use of deposit/escrow for terrestrial repeater contracts ......................          --      3,422      80,431

(15) Commitments and Contingencies

(a) DARS License

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

     The Company's DARS license is valid for eight years upon successful launch and orbital insertion of the satellites and can be extended by the Company. The DARS license requires that the Company comply with a construction and launch schedule specified by the FCC for each of the two authorized satellites, which has occurred. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company's license. The Company believes that the exercise of such authority to rescind the license is unlikely. Additionally, the FCC has not yet issued final rules permitting the Company to deploy its terrestrial repeaters to fill gaps in satellite coverage. The Company is operating its repeaters on a non-interference basis pursuant to a grant of special temporary authority from the FCC, which expired March 18, 2002. On March 11, 2002, the Company applied for an extension of this special temporary authority and can continue to operate its terrestrial repeaters pursuant to the special temporary authority pending a final determination on this extension request. This authority is currently being challenged by operators of terrestrial wireless systems who have asserted that the Company's repeaters may cause interference.

(b) Application for Review of DARS License

     One of the losing bidders for the DARS licenses filed an Application for Review by the full FCC of the Licensing Order that granted the Company its DARS license. The Application for Review alleges that a former investor had effectively taken control of the Company without FCC approval. The FCC has denied the Application for Review and the losing bidder has appealed to the United States Court of Appeals for the District of Columbia Circuit. The FCC or the U.S. Court of Appeals has the authority to overturn the award of the DARS license should they rule in favor of the losing bidder. Although the Company believes that its right to the DARS license will withstand the challenge as the former investor is no longer a stockholder in the Parent, no prediction of the outcome of this challenge can be made with any certainty. The FCC's approval of the transfer of control of the DARS license to a diffuse group of owners, granted in December 2000, is conditioned upon the outcome of the application for review.

(c) Technology Licenses

     Effective January 1, 1998, the Company entered into a technology licensing agreement with Motient and WorldSpace Management Corporation ("WorldSpace MC") by which as compensation for certain licensed technology then under development to be used in the XM Radio System, the Company will pay up to $14,300,000 to WorldSpace MC over a ten-year period. As of December 31, 2001, the Company incurred costs of $6,696,000 payable to WorldSpace MC. Any additional amounts to be incurred under this agreement are dependent upon further development of the technology, which is at the Company's option. No liability exists to Motient or WorldSpace MC should such developments prove unsuccessful. The Company maintains an accrual of $5,357,000 payable to WorldSpace MC, for quarterly royalty payments to be made after the Company recognizes $5,000,000 in revenue.

(d) Satellite Contract

     During the first half of 1999, the Company and BSS amended the satellite contract to construct and launch the Company's satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. BSS has delivered two satellites in orbit and is to complete the construction of a ground spare satellite. BSS has also provided ground equipment and software used in the XM Radio System and certain launch and operations support services. The contract also provides for in-orbit incentives to be earned depending on the performance of the in-orbit satellites over their useful lives. Such payments could total up to an additional $68,700,000 over the useful lives of the satellites. As of December 31, 2001, the Company had paid $470,376,000 under the satellite contract and had accrued $741,000.

     On December 5, 2001, the Company and Boeing amended the satellite contract so as to permit the deferral of approximately $31,000,000 of payments to be made under the agreement, as well as to provide certain additional rights and obligations to the Company; including the launch of the ground spare satellite on the SeaLaunch launch vehicle should the ground spare satellite be launched between specified dates. Under the amendment, deferred amounts must be repaid by December 5, 2006 and the amounts deferred bear interest at the rate of 8%, compounded annually, and are payable quarterly in arrears.

(e) Terrestrial Repeater System Contracts

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

     As of December 31, 2001, the Company had incurred aggregate costs of approximately $243,500,000 for its terrestrial repeater system. These costs covered the capital costs of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas. In August 1999, the Company signed a contract with LCCI calling for engineering and site preparation. As of December 31, 2001, the Company had paid $109,860,000 and accrued an additional $15,407,000 under this contract. The Company also entered into a contract effective October 22, 1999 with Hughes for the design, development and manufacture of the terrestrial repeaters. Payments under the contract are expected to be approximately $128,000,000, which could be modified based on the number of terrestrial repeaters that are required for the system. As of December 31, 2001, the Company had paid $95,788,000 and accrued an additional $7,685,000 under this contract.

(f) GM Distribution Agreement

     The Company has signed a long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. During the term of the agreement, which expires 12 years from the commencement date of the Company's commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The Company has significant annual, fixed payment obligations to General Motors through 2004. These payments approximate $35,000,000 in the aggregate during this period. Additional annual fixed payment obligations beyond 2004 range from less than $35,000,000 to approximately $130,000,000 through 2009, aggregating approximately $400,000,000. In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers for the Company's service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios. The Company will also make available to GM bandwidth on the Company's systems. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio, Inc.'s ("Sirius Radio") service. The agreement is subject to renegotiation if, four years after the commencement of the Company's commercial operations and at two-year intervals thereafter GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company's service, starting with 1,240,000 units after four years, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiation. GM's exclusivity obligations will discontinue if, four years after the Company commences commercial operations and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market. Prior to 2001, the Company had not incurred any costs under the contract. As of December 31, 2001, the Company has paid $608,000 and accrued costs of $656,000 under the agreement.

(g) Joint Development Agreement

     On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against the Company in the United States District Court for the Southern District of New York, alleging that the Company was infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought money damages to the extent the Company manufactured, used or sold any product or method claimed in their patents and injunctive relief. On February 16, 2000, this suit was resolved in accordance with the terms of a joint development agreement between the Company and Sirius Radio and both companies agreed to cross-license their respective property. Each party is obligated to fund one half of the development cost for a unified standard for satellite radios. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts for these fees or credits will be determined over time by agreement of the parties or by arbitration. The parties have yet to agree on the validity, value, use, importance and available alternatives of their respective technologies. The companies have agreed to seek arbitration to resolve issues with respect to certain existing technology. If this agreement is terminated before the value of the license has been determined due to the Company's failure to perform a material covenant or obligation, then this suit could be refiled.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

(h)  Accrued Network Optimization Expenses

     In December 2001, the Company determined that the planned number of terrestrial repeater sites could be reduced due to a network optimization study that was conducted. The Company established a formal plan and recognized a charge of $26,300,000 with respect to the terrestrial repeater sites no longer required. Included within the charge is $8,595,000 for costs to be incurred in 2002 related to these sites.

     The Company estimated lease termination costs based upon contractual lease costs and expected negotiation results as determined by discussions with landlords and consultants. Approximately 53% of these leases are subject to master lease agreements with large tower companies. Based upon preliminary discussions with the tower companies, the Company assumed that they would be able to swap a portion of the existing sites for other sites in other areas in which terrestrial repeater networks will be developed in the future, without incurring all of the contractual obligations. As a result, the Company estimated the total of the lease termination costs would be substantially lower than the contractual lease obligations. The contractual payments amount to approximately $35,100,000. Additionally, the Company's leases typically contain a clause that requires the Company to return a site to its original condition upon lease termination. The Company has established an accrual of $8,595,000 for the estimated lease termination costs and costs to deconstruct the sites. The actual amount to be incurred could vary significantly from this estimate.

(i)  Warrants

     Sony Warrant

     In February 2000, the Parent issued a warrant to Sony exercisable for shares of the Parent's Class A common stock. The warrant will vest at the time that the Company attains its millionth customer, and the number of shares underlying the warrant will be determined by the percentage of XM Radios that have a Sony brand name as of the vesting date. If Sony achieves its maximum performance target, the warrant will be exercisable for 2% of the total number of shares of the Parent's Class A common stock on a fully-diluted basis. The exercise price of the Sony warrant will equal 105% of fair market value of the Class A common stock on the vesting date, determined based upon the 20-day trailing average. As the Company has commenced commercial operations and Sony began selling its radios in the fourth quarter of 2001, the Company recognized $131,000 of compensation expense related to this warrant in 2001.

     CNBC Warrant

     In May 2001, the Parent granted a warrant to purchase 90,000 shares of the Parent's Class A common stock consisting of three 30,000 share tranches to purchase shares at $26.50 per share, which expire in 11, 12, and 13 years, respectively. The warrants began to vest on September 25, 2001 when the Company reached its commercial launch and will be vested on September 1, 2002, 2003, and 2004, respectively. The Company recognized $290,000 in non-cash compensation expense related to these warrants in 2001.

(j) Sales, Marketing and Distribution Agreements

     The Company has entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the years ended December 31, 1999, 2000 and 2001 the Company incurred expenses of $0, $0 and $19,545,000, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and revenue increase.

(k) Programming Agreements

     The Company has entered into various programming agreements. Under the terms of these agreements, the Company is obligated to provide payments and commissions to other entities that may include fixed payments,

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

advertising commitments and revenue sharing arrangements. The amount of these costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the years ended December 31, 1999, 2000, 2001, the Company incurred expenses of $0, $0 and $7,230,000, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and revenue increase.

(l) Leases

     The Company has noncancelable operating leases for office space and terrestrial repeater sites and noncancelable capital leases for equipment that expire over the next ten years. The future minimum lease payments and rentals under noncancelable leases as of December 31, 2001 are (in thousands):

                                                           Capital      Operating
                                                            Lease         Lease
                                                          Payments       Payments
                                                          --------       --------
      Year ending December 31:
           2002 .......................................     $ 2,974       $ 23,771
           2003 .......................................       2,835         24,385
           2004 .......................................       1,098         25,166
           2005 .......................................         141         21,205
           2006 .......................................          --         10,658
           Thereafter .................................          --         72,328
                                                            -------       --------
                Total .................................       7,048       $177,513
                                                                          ========
      Less amount representing interest ...............        (890)
                                                            -------
      Present value of net minimum lease payments .....       6,158
      Less current maturities .........................      (1,530)
                                                            -------
      Long-term obligations ...........................     $ 4,628
                                                            =======

     Rent expense for 1999, 2000 and 2001 was $649,000, $6,082,000 and
$24,236,000, respectively.

     As discussed in note 15(h), in December 2001, the Company determined that the planned number of terrestrial repeater sites could be reduced due to the relative signal strength provided by the Company's satellites. The Company recognized a charge of $26,300,000 with respect to the terrestrial repeater sites no longer required. This charge includes a lease termination accrual of $8,595,000 for 646 terrestrial site leases, which would reduce the future minimum lease payments.

    Independent Auditors' Report on Consolidated Financial Statement Schedule

The Board of Directors
XM Satellite Radio Inc.:

     Under date of January 23, 2002, we reported on the consolidated balance sheets of XM Satellite Radio Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in the XM Satellite Radio Inc. and subsidiaries annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The audit report on the consolidated financial statements of XM Satellite Radio Inc. and subsidiaries referred to above contains an explanatory paragraph that states that the Company is dependent upon additional debt or equity financing, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statement schedule does not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/ KPMG LLP

McLean, VA
January 23, 2002

                  Schedule I--Valuation And Qualifying Accounts
                                 (in thousands)

                                                                        Charged to
                                                         Charged to       Other      Write-Offs/
                                              Balance     Costs and     Accounts--    Payments/     Balance
Description                                  January 1    Expenses      Describe        Other      December 31
-----------                                  ---------    --------      --------        -----      -----------
Year Ended December 31, 1999
   Allowance for doubtful accounts ........  $      --          --            --              --    $       --
   Deferred Tax Assets--Valuation
        Allowance .........................  $   7,769      (6,179)           --              --    $    1,590
   Accrued network optimization
        expenses ..........................  $      --          --            --              --    $       --

Year Ended December 31, 2000
   Allowance for doubtful accounts ........  $      --          --            --              --    $       --
   Deferred Tax Assets--Valuation
        Allowance .........................  $   1,590      20,482            --              --    $   22,072
   Accrued network optimization
        expenses ..........................  $      --          --            --              --    $       --

Year Ended December 31, 2001
   Allowance for doubtful accounts ........  $      --          10            --              --    $       10
   Deferred Tax Assets--Valuation
        Allowance .........................  $  22,072     109,964            --              --    $  132,036
   Accrued network optimization
        expenses ..........................  $      --       8,595            --              --    $    8,595

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       XM SATELLITE RADIO HOLDINGS INC.


                                       By: /s/ Hugh Panero
                                          -------------------------------
                                          Hugh Panero
                                          President and Chief Executive Officer
                                       Date: March 18, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                                Title                                         Date
---------                                -----                                         ----
 /s/ Hugh Panero
-------------------------------          President, Chief Executive Officer and        March 18, 2002
Hugh Panero                              Director (Principal Executive Officer)


                                         Senior Vice President, Chief Financial
/s/ Heinz Stubblefield                   Officer (Principal Financial and              March 18, 2002
-------------------------------
Heinz Stubblefield                       Accounting Officer)


/s/ Gary M. Parsons                      Chairman of the Board of Directors            March 18, 2002
-------------------------------
Gary M. Parsons


/s/ Nathaniel A. Davis                   Director                                      March 18, 2002
-------------------------------
Nathaniel A. Davis


/s/ Thomas J. Donohue                    Director                                      March 18, 2002
-------------------------------
Thomas J. Donohue


/s/ Chester A. Huber, Jr.                Director                                      March 18, 2002
-------------------------------
Chester A. Huber, Jr.


/s/ Randall T. Mays                      Director                                      March 18, 2002
-------------------------------
Randall T. Mays


/s/ Pierce J. Roberts, Jr.               Director                                      March 18, 2002
-------------------------------
Pierce J. Roberts, Jr.

/S/ Jack Shaw                        Director                 March 18, 2002
-------------------------------
Jack Shaw

/S/ Dr. Rajendra Singh               Director                 March 18, 2002
-------------------------------
Dr. Rajendra Singh