Form 10-Q
period 2002-06-30
XM SATELLITE RADIO HOLDINGS INC
filed 2002-08-14
CIK 1091530

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2002

XM SATELLITE RADIO HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Commission file number 000-27441

Delaware	54-1878819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Eckington Place, NE
Washington, DC 20002-2194
(Address of principal executive offices) (Zip code)

202-380-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

XM SATELLITE RADIO INC.
(Exact name of registrant as specified in its charter)

Commission file number 333-39178

Delaware	52-1805102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Eckington Place, NE
Washington, DC 20002-2194
(Address of principal executive offices) (Zip code)

202-380-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of June 30, 2002)
XM SATELLITE RADIO HOLDINGS INC.
CLASS A COMMON STOCK, $0.01 PAR VALUE	91,139,745 SHARES
XM SATELLITE RADIO INC.
COMMON STOCK, $0.10 PAR VALUE	125 SHARES
(all of which are issued to XM Satellite Radio Holdings Inc.)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

XM SATELLITE RADIO INC. AND SUBSIDIARIES

EXPLANATORY NOTE

This quarterly report is filed jointly by XM Satellite Radio Holdings Inc. (“Holdings”) and XM Satellite Radio Inc. (“XM”). XM is a wholly-owned subsidiary of Holdings. Unless the context requires otherwise, the terms “we,” “our” and “us” refer to Holdings and its subsidiaries. This report on Form 10-Q contains separate financial statements for each of Holdings and XM. The management’s discussion and analysis section has been combined, focusing on the financial condition and results of operations of Holdings but including an explanation of any differences between the companies.

The financial statements of Holdings and notes thereto appear on pages 5-18 of this report.

The financial statements of XM and notes thereto appear on pages 20-32 of this report.

PART I: FINANCIAL INFORMATION

Item  1:    Financial Statements

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Month and Six-Month Periods ended June 30, 2001 and 2002

	Three Months ended June 30,		Six Months ended June 30,
	2001	2002	2001	2002
	(in thousands, except share and per share data)
Revenue:
Subscriber revenue	$—	$2,950	$—	$4,340
Ad sales revenue	—	795	—	1,249
Less: Agency commissions	—	(96)	—	(161)
Other revenue	—	190	—	196

Total revenue	—	3,839	—	5,624

Operating expenses:
Broadcasting operations:
Content/programming	(6,898)	(10,620)	(11,697)	(19,577)
System operations	(8,719)	(11,564)	(15,724)	(23,273)
Customer care and billing operations	(1,631)	(3,926)	(2,582)	(6,491)
Sales and marketing	(7,320)	(46,811)	(25,348)	(94,301)
General and administrative	(6,804)	(7,081)	(13,170)	(11,416)
Research and development	(4,579)	(3,388)	(7,562)	(6,198)
Depreciation and amortization	(5,865)	(24,318)	(7,857)	(46,598)

Total operating expenses	(41,816)	(107,708)	(83,940)	(207,854)

Operating loss	(41,816)	(103,869)	(83,940)	(202,230)
Other income (expense):
Interest income	4,708	1,626	9,884	3,284
Interest expense	(1,092)	(15,631)	(1,092)	(31,630)
Other income (expense), net	(278)	669	(278)	1,121

Net loss	(38,478)	(117,205)	(75,426)	(229,455)

Series B preferred stock dividend requirement	(941)	(941)	(1,883)	(1,883)
Series C preferred stock dividend requirement	(4,848)	(4,269)	(9,694)	(8,823)

Net loss attributable to common stockholders	$(44,267)	(122,415)	$(87,003)	(240,161)

Net loss per share:
Basic and diluted	$(0.76)	(1.38)	$(1.49)	(2.93)

Weighted average shares used in computing net loss per share:
Basic and diluted	58,368,072	88,681,388	58,269,976	81,998,663

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2001 and June 30, 2002

	December 31, 2001	June 30, 2002
		(unaudited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$182,497	$101,413
Short-term investments	28,355	62,375
Restricted investments	44,861	46,897
Accounts receivable, net of allowance for doubtful accounts of $10 and $68	478	1,741
Prepaid and other current assets	15,720	13,826

Total current assets	271,911	226,252
Other assets:
Restricted investments, net of current portion	27,898	5,240
System under construction	55,056	55,016
Property and equipment, net of accumulated depreciation and amortization of $43,384 and $89,554	1,066,191	1,051,149
Goodwill and intangibles, net of accumulated amortization of $3,974 and $4,812	22,626	21,789
Other assets, net of accumulated amortization of $2,167 and $2,988	12,521	11,123

Total assets	$1,456,203	$1,370,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,559	$20,359
Accrued expenses	25,043	35,819
Accrued network optimization expenses (note 12)	8,595	4,544
Current portion of long-term debt	1,910	2,287
Due to related parties	26,052	13,644
Accrued interest	15,664	15,824
Deferred revenue	1,055	3,796

Total current liabilities	114,878	96,273
Long-term debt, net of current portion	411,520	412,720
Royalty payable, net of current portion	1,800	1,400
Deferred revenue, net of current portion	—	1,009
Other non-current liabilities	1,354	3,078

Total liabilities	$529,552	$514,480
Stockholders’ equity:
Series A convertible preferred stock, par value $0.01 (liquidation preference of $102,688 at December 31, 2001 and June 30, 2002 (unaudited)); 15,000,000 shares authorized, 10,786,504 shares issued and outstanding at December 31, 2001 and June 30, 2002 (unaudited)	108	108
Series B convertible redeemable preferred stock, par value $0.01 (liquidation preference of $43,364 at December 31, 2001 and June 30, 2002 (unaudited)); 3,000,000 shares authorized, 867,289 shares issued and outstanding at December 31, 2001 and June 30, 2002 (unaudited)	9	9

Series C convertible redeemable preferred stock, par value $0.01 (liquidation preference of $263,664 and $231,258 at December 31, 2001 and June 30, 2002 (unaudited), respectively); 250,000 shares authorized, 235,000 shares and 200,000 shares issued and outstanding at December 31, 2001 and June 30, 2002 (unaudited), respectively	2	2
Class A common stock, par value $0.01; 180,000,000 shares and 225,000,000 shares authorized at December 31, 2001 and June 30, 2002 (unaudited) respectively, 74,482,168 shares and 91,139,745 shares issued and outstanding at December 31, 2001, and June 30, 2002 (unaudited), respectively	745	911
Class B common stock, par value $0.01; 30,000,000 shares and no shares authorized at December 31, 2001 and June 30, 2002 (unaudited), respectively, no shares issued and outstanding at December 31, 2001 and June 30, 2002 (unaudited)	—	—
Class C common stock, par value $0.01; 30,000,000 shares and 15,000,000 shares authorized at December 31, 2001 and June 30, 2002 (unaudited), respectively, no shares issued and outstanding at December 31, 2001 and June 30, 2002 (unaudited)	—	—
Additional paid-in capital	1,316,761	1,475,488
Accumulated deficit	(390,974)	(620,429)

Total stockholders’ equity	926,651	856,089

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,456,203	$1,370,569

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six-Month Periods ended June 30, 2001 and 2002

	Six Months ended June 30,
	2001	2002
	(in thousands)
Cash flows from operating activities:
Net loss	$(75,426)	$(229,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	—	97
Depreciation and amortization	8,268	47,008
Amortization of high yield debt discount and deferred financing fees	—	2,580
Barter revenue	—	(165)
Non-cash stock-based compensation	2,443	480
Changes in operating assets and liabilities:
Increase in accounts receivable	—	(1,360)
(Increase) decrease in prepaid expenses and other current assets	(8,916)	2,059
Decrease in other assets	—	524
Decrease in accounts payable and accrued expenses	(4,149)	(9,808)
Increase in deferred revenue	—	3,750
Increase due to related parties	47	9,350
Increase in accrued interest	1,092	159

Net cash used in operating activities	(76,641)	(174,781)

Cash flows from investing activities:
Purchase of property and equipment	(8,520)	(17,161)
Additions to system under construction	(113,236)	(32,818)
Net purchase/maturity of restricted investments	19,796	22,750
Other investing activities	(32,901)	(36,138)

Net cash used in investing activities	(134,861)	(63,367)

Cash flows from financing activities:
Proceeds from sale of common stock	72,742	158,413
Payments on capital lease obligations	—	(1,204)
Payments on mortgage	—	(145)
Proceeds from issuance of 7.75% convertible subordinated notes	125,000	—
Payments for deferred financing costs	(4,618)	—

Net cash provided by financing activities	193,124	157,064

Net decrease in cash and cash equivalents	(18,378)	(81,084)

Cash and cash equivalents at beginning of period	224,903	182,497
Cash and cash equivalents at end of period	$206,525	$101,413

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and Business

XM Satellite Radio Inc. (“XMSR”), was incorporated on December 15, 1992 in the State of Delaware as a wholly-owned subsidiary of Motient Corporation (“Motient”), for the purpose of operating a digital audio radio service (“DARS”) under a license from the Federal Communications Commission (“FCC”). XM Satellite Radio Holdings Inc. (the “Company”) was formed as a holding company for XMSR on May 16, 1997.

The Company became the first digital satellite radio service in the United States of America on September 25, 2001 when it commenced commercial operations in the lead markets of Dallas, Texas and San Diego, California as part of its national rollout. On October 18, 2001, the Company continued its national rollout as it launched service in the southern half of the country and completed its national rollout on November 12, 2001. In the first half of 2002, the Company continued to add subscribers and advertisers.

(2)  Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of XM Satellite Radio Holdings Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Holdings Inc. and its subsidiaries, as of June 30, 2002, and the results of operations and cash flows for the six-month periods ended June 30, 2001 and 2002. The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in its filings with the Securities and Exchange Commission.

(3)  Revenue Recognition

The Company derives revenue primarily from subscription and activation fees as well as advertising.

Subscriber revenue, which is generally billed in advance, consists of (i) fixed charges for service, which are recognized as the service is provided and (ii) non-refundable activation fees that are recognized ratably over the expected 40-month life of the customer relationship. Direct activation costs are expensed as incurred. Sales incentives, consisting of discounts and rebates to subscribers, offset earned revenue.

The Company recognizes advertising revenue from sales of spot announcements and programming sponsorships to national advertisers that are recognized in the period in which the spot announcement or sponsorship is broadcast. Agency commissions are presented as a reduction to revenue in the Unaudited Condensed Consolidated Statements of Operations. Advertising revenue includes revenue from advertising spots aired in exchange for goods and services, which are recorded at the estimated fair value of the advertising provided and the goods and services received.

(4)  Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss in each of the periods presented, basic and diluted net income (loss) per share is the same.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)  Restricted Investments

Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest income. At December 31, 2001 and June 30, 2002, restricted investments represent securities held in escrow to secure the Company’s future performance with regard to certain contracts and obligations, which include the interest payments required on XMSR’s 14% senior secured notes due 2010 through March 2003, payments under the Hughes Electronics Corporation (“Hughes”) terrestrial repeater contract, and certain facility leases and other secured credits. At December 31, 2001 and June 30, 2002, the securities included in restricted investments consist of US Treasury strips of $66.0 million and $46.8 million, respectively, that are restricted to provide for the remaining two of the first six scheduled interest payments on XMSR’s 14% senior secured notes due 2010, $2.9 million and $1.5 million, respectively, in money market funds for scheduled milestone payments under the Hughes contract, and $3.8 million in certificates of deposit to collateralize letters of credit required by facility leases and other secured credits. The US Treasury strips are classified as held-to-maturity securities under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The next interest payment on XMSR’s 14% senior secured notes due 2010 of $22.75 million is payable on September 15, 2002.

(6)  Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

Satellite system and space craft control facilities	17.5 years
Terrestrial repeater network	5-10 years
Broadcast facilities	3-7 years
Computer systems	3-7 years
Building and improvements	20 years
Furniture and fixtures	3-7 years
Equipment under capital lease and leasehold improvements	Lesser of useful life or remaining lease term

Depreciation of the Company’s in-orbit satellites commenced in May and June 2001 upon their acceptance from Boeing Satellite Systems International, Inc. (“BSS”). Amortization of the DARS license and depreciation of the ground systems/spacecraft control facilities and related computer systems commenced on September 25, 2001, which was the date the service was launched in the Company’s lead markets. Depreciation of the broadcast facilities and the terrestrial repeaters commenced when they were placed in service.

In September 2001, BSS advised the Company of a progressive degradation problem with the solar array output power of 702 class satellites, including XM “Rock” and XM “Roll”. At the present time, the output power of the solar arrays and the broadcast signal strength are above minimum acceptable levels and are expected to remain that way at least through 2005, permitting full operation of the XM System (based on patterns projected by BSS). However, the Company has launch and in-orbit insurance policies from global space insurance underwriters that provide coverage to the Company for a total, constructive total or partial loss of either of the Company’s satellites where such loss arises from an occurrence within the first five years after launch. The aggregate sum insured in the event of the total or constructive total loss of the Company’s satellites is $400 million ($200 million per satellite). The Company has advised its insurance carriers of the aforementioned solar array situation. Since the issue is common to 702 class satellites, the manufacturer is closely watching the progression of the problem, including data from a satellite that has been in orbit longer than either of the Company’s two satellites by approximately 15 and 17 months respectively. With the advance visibility of performance levels, insurance arrangements in place, a spare satellite under construction that is being modified to address the solar power anomaly and availability of additional satellites, the Company believes that it will be able to launch additional satellite(s) prior to the time the solar power problem might cause the broadcast signal strength to fall below acceptable levels. The Company’s management will continue to monitor this situation carefully over the next few years, but based on the information currently available to the Company (including projections by BSS), as well as the insurance arrangements in place, management has determined that it is not appropriate to adjust the useful life or carrying value of the satellites at this time.

The Company accounts for long-lived assets in accordance with the newly adopted provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(7)  Goodwill and Other Intangible Assets

In the first quarter of 2002, the Company adopted the provisions of SFAS No. 141, Business Combinations (“SFAS No. 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

During the first quarter of 2002, the Company was required to evaluate its existing acquired intangible assets and goodwill, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was also required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. The Company identified its DARS license, with a carrying amount of $144,042,000 at January 1, 2002, as an intangible asset having an indefinite useful life and was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Based on the Company’s analysis, it was not required to recognize any impairment.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Company is required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. The goodwill balance was $11,461,000 as of January 1, 2002. The Company identified one reporting unit and determined the carrying value and fair value of the reporting unit. The Company determined that the fair value exceeded the carrying value and that there were no indications that goodwill had been impaired.

Amortization expense related to goodwill and other intangible assets was $678,000 and $839,000 for the six-month periods ended June 30, 2001 and 2002, respectively. The DARS license did not start being amortized until September 2001, when the Company commenced commercial operations and no amortization has been taken since January 1, 2002, when the Company adopted SFAS No. 142. In addition, the Company did not begin amortizing the $8,022,000 related to acquired programming agreements until September 25, 2001, when the Company commenced commercial operations. The Company is continuing to amortize intangible assets consisting of programming and receiver agreements that had a carrying value of $11,165,000 and $10,326,000, respectively, as of January 1, 2002 and June 30, 2002 over their estimated useful lives of 10 years.

(8)  Related Party Transactions

The Company had the following amounts due to related parties at December 31, 2001 and June 30, 2002 (in thousands):

	December 31, 2001	June 30, 2002
General Motors Corporation (“GM”)	$656	$5,635
Hughes	7,686	1,442
DIRECTV, Inc. (“DIRECTV”)	50	—
LCC International, Inc. (“LCCI”)	15,407	6,523
Clear Channel	2,101	44
Motient	152	—

Total	$26,052	$13,644

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company relied upon certain related parties for legal, marketing and technical services during the six-month periods ended June 30, 2001 and 2002. Total costs incurred in transactions with related parties are as follows (in thousands):

	Six-months ended June 30, 2001
	GM	Hughes	DIRECTV	LCCI	Clear Channel	Motient
Terrestrial repeater network engineering and manufacturing	$—	$51,378	$—	$33,679	$—	$—
Terrestrial repeater site leases	—	—	—	—	16	—
Customer care and billing operations	—	—	1,165	—	—	—
Sales and marketing	25	—	—	—	2,001	—
General and administrative	—	—	—	—	—	52

	Six-months ended June 30, 2002
	GM	Hughes	DIRECTV	LCCI	Clear Channel
Terrestrial repeater network engineering and manufacturing	$—	$10,244	$—	$4,362	$—
Terrestrial repeater site leases	—	—	—	—	18
Customer care and billing operations	4			—	—
Sales and marketing	6,609	—	—	—	1,174
General and administrative	—	—	—	—	—

(a) GM

In 1999, the Company established a distribution agreement with GM, and entered into certain clarifying amendments in June 2002 (see note 12(f)). Under the terms of the agreement, GM installs XM Radios in various models of its vehicles.

(b) Hughes

In 1999, the Company entered into a terrestrial repeater manufacturing agreement with Hughes (see note 12(e)).

(c) DIRECTV

In 1999, the Company entered into a consulting services agreement with DIRECTV. The agreement provided for DIRECTV professionals to aid the Company’s efforts in establishing its customer care center and billing operations on a time and materials basis. XM and DIRECTV have established a joint marketing arrangement under which advertisements and “infomercials” for XM are being broadcast on DIRECTV.

(d) LCCI

In 1999, the Company entered into the LCCI Services Contract (note 12 (e)), and LCCI also provides certain ongoing consulting engineering work for the Company relating to the terrestrial repeater network on a time and materials basis.

(e) Clear Channel

In 2000, the Company entered into an advertising sales agreement with Premiere Radio Networks, an affiliate of Clear Channel Communications, pursuant to which Premiere sells to advertisers the time inventory owned by the Company for advertisements to be run on XM Radio channels. Also in 2000, the Company entered into a sponsorship agreement with SFX Marketing, now known as Clear Channel Entertainment, pursuant to which the Company advertises its service at Clear Channel Entertainment events and venues. As contemplated by the Company’s Operational Assistance Agreement, Clear Channel provides programming for a number of channels on the XM system.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f)  Motient

In 1998, the Company entered into an agreement with Motient, in which Motient would provide technical and administrative support relating to the Company’s operations. Payments for services provided under this agreement were made based on negotiated hourly rates. Motient ceased to be a related party in 2002.

(9)    Supplemental Cash Flows Disclosures

The Company paid $22,750,000 and $27,370,000 for interest (net of amounts capitalized) during the six-month periods ended June 30, 2001 and 2002, respectively. Additionally, the Company incurred the following non-cash financing and investing activities (in thousands):

	Six-month periods ended June 30,
	2001	2002
Completed broadcast facilities	$—	$2,147
Non-cash capitalized interest	27,556	—
Accrued system milestone payments	26,887	17,835
Property acquired through capital leases	4,331	1,211
Use of deposit/escrow for terrestrial repeater contracts	48,827	—

(10)    Equity

(a)  Stock Dividends on Preferred Stock

The Company paid its regular 2002 quarterly dividends on its 8.25% Series B convertible redeemable preferred stock on February 1, 2002, May 1, 2002, and August 1, 2002 by issuing 60,971, 74,409, and 160,235 shares of Class A common stock, respectively, to the respective holders of record. The net loss attributable to common stockholders reflects the accrual of the dividends to the preferred stockholders for the six-month period ended June 30, 2002.

The terms of the Company’s 8.25% Series C convertible redeemable preferred stock provide for cumulative dividends payable in cash. Because no dividends have been declared on the Series C preferred stock, the value of the cumulative dividends has increased the liquidation preference of the Series C preferred stock. The net loss attributable to common stockholders reflects the accrual of the dividends to preferred stockholders for the six-month period ended June 30, 2002.

(b)  Conversion of Series C Convertible Redeemable Preferred Stock

On January 3, 2002, a Series C preferred stockholder converted 14,131 shares of Series C preferred stock to 744,446 shares of Class A common stock. This conversion resulted in a decrease of the liquidation preference for the Series C preferred stock of $15,752,000 and a decrease in the quarterly dividend requirement of $291,000. On May 2, 2002, a Series C preferred stockholder converted 20,869 shares of Series C preferred stock to 1,219,908 shares of Class A common stock. This conversion resulted in a decrease of the liquidation preference for the Series C preferred stock of $24,008,000 and a decrease in the quarterly dividend requirement of $430,000.

(c)  Class A Common Stock Offering

On April 17, 2002, the Company completed a follow-on offering of 13,387,000 shares of its Class A common stock, which yielded net proceeds of $146,094 ,000. On April 29, 2002, the underwriters exercised the over-allotment option and the Company issued 1,090,443 shares of Class A common stock, which resulted in net proceeds of $11,944,000. The closing of the offering caused the conversion price of the Series C preferred stock to be adjusted from $21.16 to $19.68, the exercise price of the warrants sold in March 2000 to be adjusted from $45.27 to $44.84 and the number of warrant shares to be increased to 8.859385 per warrant.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d)  Amendment to Certificate of Incorporation

On June 25, 2002, the Company filed an amendment to its Certificate of Incorporation, which was approved at the annual meeting of stockholders to increase the authorized number of shares of Class A common stock to 225,000,000, decrease the authorized number of shares of Class C common stock to 15,000,000 and eliminate the Class B common stock.

(11)    Reclassifications

Certain amounts for the three and six month periods ended June 30, 2001 and as of December 31, 2001 have been reclassified to conform to the current presentation as an operating company.

(12)    Commitments and Contingencies

(a)  DARS License

The Company’s DARS license is valid for eight years upon successful launch and orbital insertion of the satellites and can be extended by the Company. The DARS license requires that the Company comply with a construction and launch schedule specified by the FCC for each of the two authorized satellites, which has occurred. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company’s license. The Company believes that the exercise of such authority to rescind the license is unlikely. Additionally, the FCC has not yet issued final rules permitting the Company to deploy its terrestrial repeaters to fill gaps in satellite coverage. The Company is operating its repeaters on a non-interference basis pursuant to a grant of special temporary authority from the FCC. This grant originally expired March 18, 2002. However, on March 11, 2002, the Company applied for an extension of this special temporary authority and the Company can continue to operate its terrestrial repeaters pursuant to the special temporary authority pending a final determination on this extension request. This authority is currently being challenged by operators of terrestrial wireless systems who have asserted that the Company’s repeaters may cause interference.

(b)  Application for Review of DARS License

One of the losing bidders for the DARS licenses filed an Application for Review by the full FCC of the Licensing Order that granted the Company its DARS license. The Application for Review alleges that a former investor had effectively taken control of the Company without FCC approval. The FCC has denied the Application for Review and the losing bidder has appealed to the United States Court of Appeals for the District of Columbia Circuit. The FCC or the U.S. Court of Appeals has the authority to overturn the award of the DARS license should they rule in favor of the losing bidder. Although the Company believes that its right to the DARS license will withstand the challenge as the former investor is no longer a stockholder in the Company, no prediction of the outcome of this challenge can be made with any certainty. The FCC’s approval of the transfer of control of the DARS license to a diffuse group of owners, granted in December 2000, is conditioned upon the outcome of the application for review.

(c)  Technology Licenses

Effective January 1, 1998, the Company entered into a technology licensing agreement with Motient and WorldSpace Management Corporation (“WorldSpace MC”) by which as compensation for certain licensed technology then under development to be used in the XM Radio System, the Company will pay up to $14,300,000 to WorldSpace MC over a ten-year period. As of June 30, 2002, the Company incurred costs of $6,696,000 payable to WorldSpace MC. Any additional amounts to be incurred under this agreement are dependent upon further development of the technology, which is at the Company’s option. No liability exists to Motient or WorldSpace MC should such developments prove unsuccessful. The Company maintains an accrual of $5,479,000 payable to WorldSpace MC, for quarterly royalty payments to be made after the Company recognizes $5,000,000 in quarterly revenue.

(d)  Satellite Contract

During the first half of 1999, the Company and BSS amended and restated the satellite contract to construct and launch the Company’s satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. BSS has delivered two satellites in orbit and is to complete the construction of a ground spare satellite. BSS has also provided ground equipment and software used in the XM Radio System and certain launch and operations support services. The contract also provides for in-orbit incentives to be earned depending on the performance of the in-orbit satellites over their useful lives. Such payments could total up to an additional $70,183,000 over the useful lives of the

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

satellites. In December 2001, the Company and BSS amended the satellite contract so as to permit the deferral of approximately $31,600,000 of payments to be made under the agreement, as well as to provide certain additional rights and obligations to the Company, including the launch of the ground spare satellite on the SeaLaunch launch vehicle should the ground spare satellite be launched between specified dates. Under the amendment, deferred amounts must be repaid by December 5, 2006 and the amounts deferred bear interest at the rate of 8%, compounded annually, and are payable quarterly in arrears. As of June 30, 2002, the Company had paid $470,376,000 under the satellite contract and had accrued $1,605,000.

(e)  Terrestrial Repeater System Contracts

As of June 30, 2002, the Company had incurred aggregate costs of approximately $266,110,000 for its terrestrial repeater system. These costs covered the capital costs of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas. In August 1999, the Company signed a contract with LCCI calling for engineering and site preparation. As of June 30, 2002, the Company had paid $123,106,000 and accrued an additional $6,523,000 under this contract. The Company also entered into a contract effective October 22, 1999 with Hughes for the design, development and manufacture of the terrestrial repeaters. Payments under the contract are expected to be approximately $114,500,000, which could be modified based on the number of terrestrial repeaters that are required for the system. As of June 30, 2002, the Company had paid $112,275,000 and accrued an additional $1,442,000 under this contract.

(f)  GM Distribution Agreement

The Company has signed a long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. The agreement was amended in June 2002 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of XM’s commencement of commercial operations. XM’s total cash payment obligations were not increased. During the term of the original agreement, as amended, which expires 12 years from the commencement date of the Company’s commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The Company has significant annual, fixed payment obligations to GM. In light of the June 2002 clarifying amendment and GM’s initial roll-out plans, the Company has decided to recognize these payments due through November 2005, which approximate $63,600,000 on a straight-line basis. Additional annual fixed payment obligations beyond November 2005 range from less than $52,000,000 to approximately $132,900,000 through 2009, aggregating approximately $375,100,000. In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers for the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8,000,000 GM vehicles with installed XM radios. The Company will also make available to GM bandwidth on the Company’s system. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio, Inc.’s (“Sirius Radio”) service. The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service, starting with 1,240,000 units by November 2005, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, at November 2005 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market. As of June 30, 2002, the Company had made $2,180,000 in payments and had accrued costs of $5,635,000 under the agreement. The Company incurred costs of $25,000 and $6,613,000, during the six-month periods ended June 30, 2001 and 2002, respectively.

(g)  Joint Development Agreement

On January 12, 1999, Sirius Radio, the holder of the other FCC satellite radio license, commenced an action against the Company in the United States District Court for the Southern District of New York, alleging that the Company was infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought injunctive relief and money damages to the extent the Company manufactured, used or sold any product or method claimed in their patents. On February 16, 2000, this suit was resolved in accordance with the terms of a joint development agreement between the Company and Sirius Radio and both companies agreed to cross-license their respective property. Each party is obligated to fund one half of the development cost for a unified standard for satellite radios. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts for these

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fees or credits will be determined over time by agreement of the parties or by arbitration. The parties have yet to agree on the validity, value, use, importance and available alternatives of their respective technologies. The companies have commenced arbitration to resolve issues with respect to certain existing technology. If this agreement is terminated before the value of the license has been determined due to the Company’s failure to perform a material covenant or obligation, then this suit could be refiled.

(h)  Accrued Network Optimization Expenses

In December 2001, the Company determined that the planned number of terrestrial repeater sites could be reduced due to a network optimization study that was conducted. The Company established a formal plan and recognized a charge of $26,300,000 with respect to the terrestrial repeater sites no longer required. Included within the charge was $8,595,000 for costs to be incurred in 2002 related to these sites. Of the total amount, $5,676,000 had been incurred as of June 30, 2002.

The Company estimated lease termination costs based upon contractual lease costs and expected negotiation results as determined by discussions with landlords and consultants. Approximately 53% of these leases are subject to master lease agreements with large tower companies. Based upon preliminary discussions with the tower companies, the Company assumed that they would be able to swap a portion of the existing sites for other sites in other areas in which terrestrial repeater networks will be developed in the future, without incurring all of the contractual obligations. As a result, the Company estimated the total of the lease termination costs would be substantially lower than the contractual lease obligations. The contractual payments would have amounted to approximately $35,100,000. Additionally, the Company’s leases typically contain a clause that requires the Company to return a site to its original condition upon lease termination. During the quarter ended June 30, 2002, the Company reviewed its estimate for costs to be incurred during the remainder of 2002 related to these sites and recognized an additional charge of $1,625,000, as the lease termination activities have taken longer than previously anticipated. As of June 30, 2002, the Company maintained an accrual of $4,544,000 for the estimated lease termination costs and costs to deconstruct the sites. The actual amount to be incurred could vary significantly from this estimate.

(i)  Warrants

Sony Warrant

In February 2000, the Company issued a warrant to Sony exercisable for shares of the Company’s Class A common stock. The warrant will vest at the time that the Company attains its millionth customer, and the number of shares underlying the warrant will be determined by the percentage of XM Radios that have a Sony brand name as of the vesting date. If Sony achieves its maximum performance target, the warrant will be exercisable for 2% of the total number of shares of the Company’s Class A common stock on a fully-diluted basis. The exercise price of the Sony warrant will equal 105% of fair market value of the Class A common stock on the vesting date, determined based upon the 20-day trailing average. The Company recognized $0 and $147,000 of compensation expense related to this warrant during the six-month periods ended June 30, 2001 and 2002, respectively.

CNBC Warrant

In May 2001, the Company granted a warrant to purchase 90,000 shares of Class A common stock consisting of three 30,000 share tranches to purchase shares at $26.50 per share, which expire in 11, 12, and 13 years, respectively. The warrants began to vest on September 25, 2001 when the Company reached its commercial launch and the three tranches will become exercisable on September 1, 2002, 2003, and 2004, respectively. The Company recognized $0 and $35,000 in non-cash compensation expense related to these warrants during the six-month periods ended June 30, 2001 and 2002, respectively.

(j)  Sales, Marketing and Distribution Agreements

The Company has entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. The amount of the operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the six-month periods ended June 30, 2001 and 2002, the Company incurred expenses of $4,125,000 and $42,334,000, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and revenue increase.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(k)  Programming Agreements

The Company has entered into various programming agreements. Under the terms of these agreements, the Company is obligated to provide payments and commissions to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. The amount of the costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the six-month periods ended June 30, 2001 and 2002, the Company incurred expenses of $962,000 and $13,199,000, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase as the number of subscribers and advertising revenue increase.

(l)  Service Providers

The Company has entered into an agreement with Convergys Customer Management Group, Inc. to provide customer care functions to subscribers of the Company’s service. Convergys employees have access to the Company’s customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquiries from subscribers. The Company pays Convergys an hourly rate for each customer care representative supporting the Company’s subscribers. During the six-month period ended June 30, 2001 and 2002, the Company incurred $494,000 and $3,715,000, respectively, in relation to this agreement.

EXPLANATORY NOTE

The financial statements of XM Satellite Radio Inc. and subsidiaries and the notes thereto appear on the following pages. XM Satellite Radio Inc. is a wholly-owned subsidiary of XM Satellite Radio Holdings Inc., the financial statements of which appear above.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Month and Six-Month Periods ended June 30, 2001 and 2002

	Three Months ended June 30,		Six Months ended June 30,
	2001	2002	2001	2002
	(in thousands, except share and per share data)
Revenue:
Subscriber revenue	$—	$2,950	$—	$4,340
Ad sales revenue	—	795	—	1,249
Less: Agency commissions	—	(96)	—	(161)
Other revenue	—	190	—	196

Total revenue	—	3,839	—	5,624

Operating expenses:
Broadcasting operations:
Content/programming	(6,898)	(10,620)	(11,697)	(19,577)
System operations	(8,719)	(11,283)	(15,724)	(23,273)
Customer care and billing operations	(1,631)	(3,926)	(2,582)	(6,491)
Sales and marketing	(7,320)	(46,811)	(25,348)	(94,302)
General and administrative	(6,825)	(8,825)	(13,033)	(14,373)
Research and development	(4,579)	(3,388)	(7,562)	(6,198)
Depreciation and amortization	(5,865)	(23,972)	(7,857)	(45,905)

Total operating expenses	(41,837)	(108,825)	(83,803)	(210,119)

Operating loss	(41,837)	(104,986)	(83,803)	(204,495)
Other income (expense):
Interest income	4,466	719	9,210	1,679
Interest expense	(818)	(12,821)	(818)	(25,804)
Other income (expense), net	(257)	434	(257)	333

Net loss	$(38,446)	$(116,654)	$(75,668)	$(228,287)

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2001 and June 30, 2002

	December 31, 2001	June 30, 2002 (unaudited)
	(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$62,368	$—
Short-term investments	10,296	2
Restricted investments	44,861	46,897
Accounts receivable, net of allowance for doubtful accounts of $10 and $68	478	1,741
Prepaid and other current assets	15,271	13,288

Total current assets	133,274	61,928
Other assets:
Restricted investments, net of current portion	25,873	—
System under construction	18,597	18,558
Property and equipment, net of accumulated depreciation and amortization of $42,904 and $88,381	1,031,810	1,017,487
Goodwill and intangibles, net of accumulated amortization of $3,974 and $4,812	22,626	21,789
Other assets, net of accumulated amortization of $1,587 and $2,030	9,182	11,520

Total assets	$1,241,362	$1,131,282

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$35,308	$33,731
Accrued expenses	25,443	35,935
Accrued network optimization expenses (note 10)	8,595	4,544
Current portion of long-term debt	1,530	1,908
Due to related parties	25,900	13,644
Accrued interest	13,486	13,609
Deferred revenue	1,055	3,796

Total current liabilities	111,317	107,167
Long-term debt, net of current portion	268,934	270,279
Royalty payable, net of current portion	1,800	1,400
Deferred revenue, net of current portion	—	1,009
Other non-current liabilities	3,857	8,319

Total liabilities	385,908	388,174

Stockholder’s equity:
Common stock, par value $0.10; 3,000 shares authorized, 125 shares issued and outstanding	—	—
Additional paid-in capital	1,238,898	1,354,839
Accumulated deficit	(383,444)	(611,731)

Total stockholder’s equity	855,454	743,108

Commitments and contingencies
Total liabilities and stockholder’s equity	$1,241,362	$1,131,282

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six-Month Periods ended June 30, 2001 and 2002

	Six Months ended June 30,
	2001	2002
	(in thousands)
Cash flows from operating activities:
Net loss	$(75,668)	$(228,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	—	97
Depreciation and amortization	8,268	46,317
Amortization of high yield debt discount and deferred financing fees	—	2,160
Barter Revenue	—	(165)
Non-cash stock-based compensation	2,443	480
Changes in operating assets and liabilities:
Increase in accounts receivable	—	(1,360)
Increase in prepaid expenses and other current assets	(8,916)	(624)
Increase (decrease) in accounts payable and accrued expenses	(4,473)	7,268
Increase in deferred revenue	—	3,750
Increase due to related parties	—	9,502
Increase in accrued interest	894	123

Net cash used in operating activities	(77,452)	(160,739)

Cash flows from investing activities:
Purchase of property and equipment	(8,520)	(17,189)
Additions to system under construction	(113,236)	(32,818)
Net purchase/maturity of restricted investments	19,796	22,750
Other investing activities	(32,902)	11,371

Net cash used in investing activities	(134,862)	(15,886)

Cash flows from financing activities:
Proceeds from sale of common stock and capital contribution by Parent	190,350	115,461
Payments for deferred financing costs	(365)	—
Payments on capital lease obligations	—	(1,204)

Net cash provided by financing activities	189,985	114,257

Net decrease in cash and cash equivalents	(22,329)	(62,368)
Cash and cash equivalents at beginning of period	203,191	62,368

Cash and cash equivalents at end of period	$180,862	$—

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Business

XM Satellite Radio Inc. (the “Company”), was incorporated on December 15, 1992 in the State of Delaware as a wholly-owned subsidiary of Motient Corporation (“Motient”), for the purpose of operating a digital audio radio service (“DARS”) under a license from the Federal Communications Commission (“FCC”). XM Satellite Radio Holdings Inc. (the “Parent”) was formed as a holding company for the Company on May 16, 1997.

The Company became the first digital satellite radio service in the United States of America on September 25, 2001 when it commenced commercial operations in the lead markets of Dallas, Texas and San Diego, California as part of its national rollout. On October 18, 2001, the Company continued its national rollout as it launched service in the southern half of the country and completed its national rollout on November 12, 2001. During the first half of 2002, the Company continued to increase the number of subscribers and advertisers.

(2)    Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of XM Satellite Radio Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Holdings Inc. and its subsidiaries, as of June 30, 2002, and the results of operations and cash flows for the six-month periods ended June 30, 2001 and 2002. The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in its filings with the Securities and Exchange Commission.

(3)    Revenue Recognition

The Company derives revenue primarily from subscription and activation fees as well as advertising.

Subscriber revenue, which is generally billed in advance, consists of (i) fixed charges for service, which are recognized as the service is provided and (ii) non-refundable activation fees that are recognized ratably over the expected 40-month life of the customer relationship. Direct activation costs are expensed as incurred. Sales incentives, consisting of discounts and rebates to subscribers, offset earned revenue.

The Company recognizes advertising revenue from sales of spot announcements and programming sponsorships to national advertisers that are recognized in the period in which the spot announcement or sponsorship is broadcast. Agency commissions are presented as a reduction to revenue in the Unaudited Condensed Consolidated Statement of Operations. Advertising revenue includes revenue from advertising spots aired in exchange for goods and services, which are recorded at the estimated fair value of the advertising provided and the goods and services received.

(4)    Restricted Investments

Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest income. At December 31, 2001 and June 30, 2002, restricted investments represent securities held in escrow to secure the Company’s future performance with regard to certain contracts and obligations, which include the interest payments required on the Company’s 14% senior secured notes due 2010 through March 2003, payments under the Hughes Electronics Corporation (“Hughes”) terrestrial repeater contract, and certain facility leases and other secured credits. At December 31, 2001 and June 30, 2002, the securities included in restricted investments consist of US Treasury strips of $66.0 million and $46.8 million, respectively, that are restricted to provide for the remaining two of the first six scheduled interest payments on the Company’s 14% senior secured notes due 2010, $2.9 million and $1.5 million, respectively, in money market funds for scheduled milestone payments under the Hughes contract, and $1.8 million in certificates of deposit to collateralize letters of credit required by facility leases and other secured credits. The US Treasury strips are classified as held-to-maturity securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The next interest payment on the Company’s 14% senior secured notes due 2010 of $22.75 million is payable on September 15, 2002.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)    Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

Satellite system and space craft control facilities	17.5 years
Terrestrial repeater network	5-10 years
Broadcast facilities	3-7 years
Computer systems	3-7 years
Building and improvements.	20 years
Furniture and fixtures	3-7 years
Equipment under capital lease and leasehold improvements.	Lesser of useful life or remaining lease term

Depreciation of the Company’s in-orbit satellites commenced in May and June 2001 upon their acceptance from Boeing Satellite Systems International, Inc. (“BSS”). Amortization of the DARS license and depreciation of the ground systems/spacecraft control facilities and related computer systems commenced on September 25, 2001, which was the date the service was launched in the Company’s lead markets. Depreciation of the broadcast facilities and the terrestrial repeaters commenced when they were placed in service.

In September 2001, BSS advised the Company of a progressive degradation problem with the solar output power of 702 class satellites, including XM “Rock” and XM “Roll”. At the present time, the output power of the solar arrays and the broadcast signal strength are above the minimum acceptable levels and are expected to remain that way at least through 2005, permitting full operation of the XM System (based on patterns projected by BSS). However, the Company has launch and in-orbit insurance policies from global space insurance underwriters that provide coverage to the Company for a total, constructive total or partial loss of either of the Company’s satellites where such loss arises from an occurrence within the first five years after launch. The aggregate sum insured in the event of the total or constructive total loss of the Company’s satellites is $400 million ($200 million per satellite). The Company has advised its insurance carriers of the aforementioned solar array situation. Since the issue is common to 702 class satellites, the manufacturer is closely watching the progression of the problem, including data from a satellite that has been in orbit longer than either of the Company’s satellites by approximately 15 and 17 months respectively. With the advance visibility of performance levels, insurance arrangements in place, a spare satellite under construction that is being modified to address the solar power anomaly and availability of additional satellites, the Company believes that it will be able to launch additional satellites prior to the time the solar power problem might cause the broadcast signal strength to fall below acceptable levels. The Company’s management will continue to monitor this situation carefully over the next few years, but based on the information currently available to the Company (including projections by BSS), as well as the insurance arrangements in place, management has determined that it is not appropriate to adjust the useful life or carrying value of the satellites at this time.

The Company accounts for long-lived assets in accordance with the newly adopted provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(6)    Goodwill and Other Intangible Assets

In the first quarter of 2002, the Company adopted the provisions of SFAS No. 141, Business Combinations (“SFAS No. 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

During the first quarter of 2002, the Company was required to evaluate its existing acquired intangible assets and goodwill, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was also required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. The Company identified its DARS license, with a carrying amount of $144,042,000 at January 1, 2002, as an intangible asset having an indefinite useful life and was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Based on the Company’s analysis, it was not required to recognize any impairment.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Company is required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. The goodwill balance was $11,461,000 as of January 1, 2002. The Company identified one reporting unit and determined the carrying value and fair value of the reporting unit. The Company determined that the fair value exceeded the carrying value and that there were no indications that goodwill had been impaired.

Amortization expense related to goodwill and other intangible assets was $678,000 and $839,000 for the six-month periods ended June 30, 2001 and 2002, respectively. The DARS license did not start being amortized until September 2002, when the Company commenced commercial operations and no amortization has been taken since January 1, 2002, when the Company adopted SFAS No. 142. In addition, the Company did not begin amortizing the $8,022,000 related to acquired programming agreements until September 25, 2001, when the Company commenced commercial operations. The Company is continuing to amortize intangible assets consisting of programming and receiver agreements that had a carrying value of $11,165,000 and $10,326,000, respectively, as of January 1, 2002 and June 30, 2002 over their estimated useful lives of 10 years.

(7)  Related Party Transactions

The Company had the following amounts due to related parties at December 31, 2001 and June 30, 2002 (in thousands):

	December 31, 2001	June 30, 2002
General Motors Corporation (“GM”)	$656	$5,635
Hughes	7,686	1,442
DIRECTV, Inc. (“DIRECTV”)	50	—
LCC International, Inc. (“LCCI”)	15,407	6,523
Clear Channel	2,101	44

Total	$25,900	$13,644

The Company has relied upon certain related parties for legal and technical services during the three-month period ended June 30, 2001 and 2002. Total costs incurred in transactions with related parties are as follows (in thousands):

	Six-months ended June 30, 2001
	GM	Hughes	DIRECTV	LCCI	Clear Channel	Motient	Parent
Terrestrial repeater network engineering and manufacturing	$—	$51,378	$—	$33,679	$—	$—	$—
Terrestrial repeater site leases	—	—	—	—	16	—	—
Customer care and billing operations	—	—	1,165	—	—	—	—
Sales and marketing	25	—	—	—	2,001	—	—
General and administrative	—	—	—	—	—	52	—

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six-months ended June 30, 2002
	GM	Hughes	DIRECTV	LCCI	Clear Channel	Parent
Terrestrial repeater network engineering and manufacturing	$—	$10,244	$—	$4,362	$—	$—
Terrestrial repeater site leases	—	—	—	—	18	—
Customer care and billing operations	4	—	—	—	—	—
Sales and marketing	6,609	—	—	—	1,174	—
General and administrative	—	—	—	—	—	2,268

(a) GM

In 1999, the Company established a distribution agreement with GM, and entered into certain clarifying amendments in June 2002 (see note 10(f)). Under the terms of the agreement, GM installs XM radios in various models of its vehicles.

(b) Hughes

In 1999, the Company entered into a terrestrial repeater manufacturing agreement with Hughes (see note 10(e)).

(c) DIRECTV

In 1999, the Company entered into a consulting services agreement with DIRECTV. The agreement provided for DIRECTV professionals to aid the Company’s efforts in establishing its customer care center and billing operations on a time and materials basis. XM and DIRECTV have established a joint marketing arrangement under which advertisements and “infomercials” for XM are being broadcast on DIRECTV.

(d) LCCI

In 1999, the Company entered into the LCCI Services Contract (note 10(e)), and LCCI also provides certain ongoing consulting engineering work for the Company relating to the terrestrial repeater network on a time and materials basis.

(e) Clear Channel

In 2000, the Company entered into an advertising sales agreement with Premiere Radio Networks, an affiliate of Clear Channel Communications, pursuant to which Premiere sells to advertisers the time inventory owned by the Company for advertisements to be run on XM Radio channels. Also in 2000, the Company entered into a sponsorship agreement with SFX Marketing, now known as Clear Channel Entertainment, pursuant to which the Company advertises its service at Clear Channel Entertainment events and venues. As contemplated by the Company’s Operational Assistance Agreement, Clear Channel provides programming for a number of channels on the XM system.

(f) Motient

In 1998, the Company entered into an agreement with Motient, in which Motient would provide technical and administrative support relating to the Company’s operations. Payments for services provided under this agreement were made based on negotiated hourly rates. Motient ceased to be a related party in 2002.

(g) Parent

On April 17, 2002, the Parent completed a follow-on offering of 13,387,000 shares of its Class A common stock, which yielded net proceeds of $146,094,000. On April 29, 2002, the underwriters exercised the over-allotment option and the Parent issued 1,090,443 shares of Class A Common Stock, which resulted in net proceeds of $11,944,000. The proceeds from these issuances will be used to fund operations of the Company.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the six-month period ended June 30, 2002, the Parent provided funding to the Company of $115.5 million. For the six-month period ended June 30, 2002, the Company incurred costs relating to the rental of office space with the Parent of $2,268,000.

(8)    Supplemental Cash Flows Disclosures

The Company paid $22,750,000 and $23,108,000 for interest (net of amounts capitalized) during the six-month periods ended June 30, 2001 and 2002. Additionally, the Company incurred the following non-cash financing and investing activities (in thousands):

	June 30,
	2001	2002
Completed broadcast facilities	$—	$2,147
Non-cash capitalized interest	24,242	—
Accrued system milestone payments	26,887	17,835
Property acquired through capital leases	4,331	1,211
Use of deposit/escrow for terrestrial repeater contracts	48,827	—

(9)    Reclassifications

Certain amounts for the three and six month periods ended June 30, 2001 and as of December 31, 2001 have been reclassified to conform to the current presentation as an operating company.

(10)    Commitments and Contingencies

(a) DARS License

The Company’s DARS license is valid for eight years upon successful launch and orbital insertion of the satellites and can be extended by the Company. The DARS license requires that the Company comply with a construction and launch schedule specified by the FCC for each of the two authorized satellites, which has occurred. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company’s license. The Company believes that the exercise of such authority to rescind the license is unlikely. Additionally, the FCC has not yet issued final rules permitting the Company to deploy its terrestrial repeaters to fill gaps in satellite coverage. The Company is operating its repeaters on a non-interference basis pursuant to a grant of special temporary authority from the FCC, which expired March 18, 2002. On March 11, 2002, the Company applied for an extension of this special temporary authority and can continue to operate its terrestrial repeaters pursuant to the special temporary authority pending a final determination on this extension request. This authority is currently being challenged by operators of terrestrial wireless systems who have asserted that the Company’s repeaters may cause interference.

(b) Application for Review of DARS License

One of the losing bidders for the DARS licenses filed an Application for Review by the full FCC of the Licensing Order that granted the Company its DARS license. The Application for Review alleges that a former investor had effectively taken control of the Company without FCC approval. The FCC has denied the Application for Review and the losing bidder has appealed to the United States Court of Appeals for the District of Columbia Circuit. The FCC or the U.S. Court of Appeals has the authority to overturn the award of the DARS license should they rule in favor of the losing bidder. Although the Company believes that its right to the DARS license will withstand the challenge as the former investor is no longer a stockholder in the Parent, no prediction of the outcome of this challenge can be made with any certainty. The FCC’s approval of the transfer of control of the DARS license to a diffuse group of owners, granted in December 2000, is conditioned upon the outcome of the application for review.

(c) Technology Licenses

Effective January 1, 1998, the Company entered into a technology licensing agreement with Motient and WorldSpace Management Corporation (“WorldSpace MC”) by which as compensation for certain licensed technology then under development to be used in the XM Radio System, the Company will pay up to $14,300,000 to WorldSpace MC over a ten-year period. As of June 30, 2002, the Company incurred costs of $6,696,000 payable to WorldSpace MC. Any additional amounts to

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be incurred under this agreement are dependent upon further development of the technology, which is at the Company’s option. No liability exists to Motient or WorldSpace MC should such developments prove unsuccessful. The Company maintains an accrual of $5,479,000 payable to WorldSpace MC, for quarterly royalty payments to be made after the Company recognizes $5,000,000 in quarterly revenue.

(d)  Satellite Contract

During the first half of 1999, the Company and BSS amended the satellite contract to construct and launch the Company’s satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. BSS has delivered two satellites in orbit and is to complete the construction of a ground spare satellite. BSS has also provided ground equipment and software used in the XM Radio System and certain launch and operations support services. The contract also provides for in-orbit incentives to be earned depending on the performance of the in-orbit satellites over their useful lives. Such payments could total up to an additional $70,183,000 over the useful lives of the satellites. In December 2001, the Company and BSS amended the satellite contract so as to permit the deferral of approximately $31,600,000 of payments to be made under the agreement, as well as to provide certain additional rights and obligations to the Company, including the launch of the ground spare satellite on the SeaLaunch launch vehicle should the ground spare satellite be launched between specified dates. Under the amendment, deferred amounts must be repaid by December 5, 2006 and the amounts deferred bear interest at the rate of 8%, compounded annually, and are payable quarterly in arrears. As of June 30, 2002, the Company had paid $470,376,000 under the satellite contract and had accrued $1,605,000.

(e)  Terrestrial Repeater System Contracts

As of June 30, 2002, the Company had incurred aggregate costs of approximately $266,110,000 for its terrestrial repeater system. These costs covered the capital costs of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas. In August 1999, the Company signed a contract with LCCI calling for engineering and site preparation. As of June 30, 2002, the Company had paid $123,106,000 and accrued an additional $6,523,000 under this contract. The Company also entered into a contract effective October 22, 1999 with Hughes for the design, development and manufacture of the terrestrial repeaters. Payments under the contract are expected to be approximately $114,500,000, which could be modified based on the number of terrestrial repeaters that are required for the system. As of June 30, 2002, the Company had paid $112,275,000 and accrued an additional $1,442,000 under this contract.

(f)  GM Distribution Agreement

The Company has signed a long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. The agreement was amended in June 2002 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of XM’s commencement of commercial operations. XM’s total cash payment obligations were not increased. During the term of the original agreement, as amended, which expires 12 years from the commencement date of the Company’s commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The Company has significant annual, fixed payment obligations to GM. In light of the June 2002 clarifying amendment and GM’s initial roll-out plans, the Company has decided to recognize these payments due through November 2005, which approximate $63,600,000 on a straight-line basis. Additional annual fixed payment obligations beyond November 2005 range from less than $52,000,000 to approximately $132,900,000 through 2009, aggregating approximately $375,100,000. In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers for the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8,000,000 GM vehicles with installed XM radios. The Company will also make available to GM bandwidth on the Company’s system. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Radio, Inc.’s (“Sirius Radio”) service. The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service, starting with 1,240,000 units by November 2005, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, at November 2005 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market As of June 30, 2002, the Company had made $2,180,000 in payments and had accrued costs of $5,635,000 under the agreement. The Company incurred costs of $25,000 and $6,613,000, during the six-month periods ended June 30, 2001 and 2002, respectively.

(g)  Joint Development Agreement

On January 12, 1999, Sirius Radio, the holder of the other FCC satellite radio license, commenced an action against the Company in the United States District Court for the Southern District of New York, alleging that the Company was infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought injunctive relief and money damages to the extent the Company manufactured, used or sold any product or method claimed in their patents. On February 16, 2000, this suit was resolved in accordance with the terms of a joint development agreement between the Company and Sirius Radio and both companies agreed to cross-license their respective property. Each party is obligated to fund one half of the development cost for a unified standard for satellite radios. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts for these fees or credits will be determined over time by agreement of the parties or by arbitration. The parties have yet to agree on the validity, value, use, importance and available alternatives of their respective technologies. The companies have commenced arbitration to resolve issues with respect to certain existing technology. If this agreement is terminated before the value of the license has been determined due to the Company’s failure to perform a material covenant or obligation, then this suit could be refiled.

(h)  Accrued Network Optimization Expenses

In December 2001, the Company determined that the planned number of terrestrial repeater sites could be reduced due to a network optimization study that was conducted. The Company established a formal plan and recognized a charge of $26,300,000 with respect to the terrestrial repeater sites no longer required. Included within the charge was $8,595,000 for costs to be incurred in 2002 related to these sites. Of the total amount, $5,676,000 had been incurred as of June 30, 2002.

The Company estimated lease termination costs based upon contractual lease costs and expected negotiation results as determined by discussions with landlords and consultants. Approximately 53% of these leases are subject to master lease agreements with large tower companies. Based upon preliminary discussions with the tower companies, the Company assumed that they would be able to swap a portion of the existing sites for other sites in other areas in which terrestrial repeater networks will be developed in the future, without incurring all of the contractual obligations. As a result, the Company estimated the total of the lease termination costs would be substantially lower than the contractual lease obligations. The contractual payments would have amounted to approximately $35,100,000. Additionally, the Company’s leases typically contain a clause that requires the Company to return a site to its original condition upon lease termination. During the quarter ended June 30, 2002, the Company reviewed its estimate for costs to be incurred during the remainder of 2002 related to these sites and recognized an additional charge of $1,625,000, as the lease termination activities have taken longer than previously anticipated. As of June 30, 2002, the Company maintained an accrual of $4,544,000 for the estimated lease termination costs and costs to deconstruct the sites. The actual amount to be incurred could vary significantly from this estimate.

(i)  Sales, Marketing and Distribution Agreements

The Company has entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. The amount of the operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the six-month periods ended June 30, 2001 and 2002, the Company incurred expenses of $4,125,000 and $42,334,000, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and advertising revenue increase.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(j)  Programming Agreements

The Company has entered into various programming agreements. Under the terms of these agreements, the Company is obligated to provide payments and commissions to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. The amount of the costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the six-month periods ended June 30, 2001 and 2002, the Company incurred expenses of $962,000 and $13,199,000, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase as the number of subscribers and advertising revenue increase.

(k)  Service Providers

The Company has entered into an agreement with Convergys Customer Management Group, Inc. to provide customer care functions to subscribers of the Company’s service. Convergys employees have access to the Company’s customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquiries from subscribers. The Company pays Convergys an hourly rate for each customer care representative supporting the Company’s subscribers. During the six-month period ended June 30, 2001 and 2002, the Company incurred $494,000 and $3,217,000, respectively, in relation to this agreement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections herein, including statements regarding the development of our business, the markets for our services, our anticipated capital expenditures, and other similar statements are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements use such words as “plans,” “expects,” “will,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believes,” “anticipates,” “intends,” “may,” “should,” “continue,” “seek,” “could” and other similar reasonable expressions. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the “Cautionary Statements”) include, without limitation, the key factors that have a direct bearing on our future results of operations. These are our need for additional financing; unproven market for our service; dependence on Boeing Satellite Systems International, Inc., LCC International, Inc. and Hughes Electronics Corporation and consumer electronics manufacturers; the availability of receivers and antennas; unproven application of existing technology; difficulties in developing with Sirius Radio a unified standard for satellite radio, as well as other risks referenced from time to time in filings with the SEC, including XM Satellite Radio Holdings Inc.’s Form S-3, filed June 21, 2002. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect the occurrence of unanticipated events.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herewith, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto for the three-year period ended December 31, 2001, included in our Annual Report on Form 10-K.

Introduction

This quarterly report is filed jointly by XM Satellite Radio Holdings Inc. (“Holdings”) and XM Satellite Radio Inc. (“XM”). XM is a wholly-owned subsidiary of Holdings. Accordingly, the management’s discussion and analysis section of this report focuses on the financial condition and results of operations of Holdings but contains an explanation of any differences between the two companies.

Overview

XM was incorporated in Delaware in 1992 as a wholly-owned subsidiary of Motient Corporation. Holdings became a holding company for XM in early 1997.

We emerged from the development stage in the fourth quarter of 2001, following the commercial launch of our service. We commenced commercial service of XM Radio in San Diego and Dallas/Ft. Worth on September 25, 2001, expanded across the southern half of the United States in mid-October, and launched nationwide on November 12, 2001. During the second quarter of 2002, we continued to increase subscribers to 136,718 at June 30, 2002.

Since our inception in December 1992, we have devoted our efforts to establishing and commercializing the XM Radio system. Our activities were fairly limited until 1997, when we pursued and obtained regulatory approval from the FCC to provide satellite radio service (which we refer to as the DARS license). Prior to our commercial launch, our principal activities included:

•
designing and developing the XM Radio system, including launching our satellites, “Rock” and “Roll,” completing our state-of-the-art broadcast studio facilities, completing our ground segment, implementing our terrestrial network build-out, and validating XM radios on the XM radio system;

•	executing contracts with specialty programmers, retail distributors, radio manufacturers and car manufacturers;

•	receiving temporary FCC authority to operate our national repeater network; and

•	securing financing for working capital and capital expenditures.

To finance the establishment and commercialization of our system and fund the substantial losses incurred to date, we have raised net proceeds of approximately $1.7 billion to date, including our April 2002 offering, from issuances of equity and debt to investors and strategic partners, as further described under the heading “Liquidity and Capital Resources—Funds Raised to Date.”

Although our system is substantially completed, we expect to incur significant operating losses for the next few years as we seek to increase the number of subscribers and develop a stream of cash flow sufficient to cover operating costs. We also have significant outstanding contracts and commercial commitments that need to be paid over the next several years, including payments for work previously performed in constructing our system and to fund marketing and distribution costs and repayment of long-term debt, as further described below under the heading “Liquidity and Capital Resources — Contractual Obligations and Commercial Commitments.” Our ability to become profitable ultimately depends upon our substantially increasing the number of the Company’s subscribers as well as a number of other factors, as identified below under the heading “Liquidity and Capital Resources — Funds Required in 2002 and Beyond.”

Results of Operations

Three Months Ended June 30, 2002 Compared With Three Months Ended June 30, 2001

XM Satellite Radio Holdings Inc. and Subsidiaries

Revenue.    Our revenue consists primarily of subscription fees and advertising revenue. Revenue from subscribers consists of our monthly $9.99 subscription fee, which is recognized as the service is provided, and a non-refundable activation fee, which is recognized on a pro-rata basis over an estimated term for the subscriber relationship (which estimate we expect to be further refined over the next few years as additional historical data becomes available). Our subscriber arrangements are cancelable, without penalty. Payments received from subscribers receiving our service under promotional offers are not included as revenue until the promotional period has elapsed, as these subscribers are not obligated to continue receiving our service beyond the promotional period. Sales incentives, consisting of discounts and rebates to subscribers, offset earned revenue. Advertising revenue consists of sales of spot announcements and program sponsorships to national advertisers that are recognized in the period in which the spot announcement or sponsorship is broadcast. Advertising revenue includes advertising aired in exchange for goods and services recorded at fair value. Agency commissions are presented as a reduction to revenue in the Unaudited Condensed Consolidated Statement of Operations, which is consistent with industry practice.

We recognized revenue of $3,839,000 during the three-month period ended June 30, 2002, compared with $0 during the three-month period ended June 30, 2001. Total revenue during the three-month period ended June 30, 2002 included $2,950,000 in subscriber revenue and $795,000 in advertising revenue less sales commissions of $96,000. Advertising revenue for the three-month period ended June 30, 2002 included $150,000 of advertising sold in exchange for goods and services, primarily XM advertising to run in national newspapers. As of June 30, 2002, we had 136,718 subscribers, an increase of 60,476 from March 31, 2002 or 79%. We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods. We expect revenue to increase during the remainder of 2002 as we continue to add subscribers and attract additional advertisers and sponsors.

Average monthly revenue per subscriber was approximately $9.30 during the three-month period ended June 30, 2002, compared with $0 during the three-month period ended June 30, 2001. Average monthly revenue per subscriber is derived from the total earned subscription revenue (which excludes promotions and rebates) plus earned amortization of activation fees over the daily weighted average number of subscribers for the quarter. Average monthly revenue per subscriber is not a measure of financial performance under generally accepted accounting principles. While there can be no assurances, we expect average monthly revenue per subscriber to remain relatively stable during the remainder of 2002.

We recognized $190,000 of other revenue during the three-month period ended June 30, 2002 compared with $0 during the three-month period ended June 30, 2001. Other revenue consisted primarily of revenue earned from royalties.

Broadcasting Operations.    Broadcasting operations expense was $26.1 million during the three-month period ended June 30, 2002, compared with $17.2 million during the three-month period ended June 30, 2001, an increase of $8.9 million or 52%. Broadcasting operations expense consists of content/programming expense, system operations and customer care and billing operations.

Content/Programming—Content/programming expense was $10.6 million during the three-month period ended June 30, 2002, compared with $6.9 million during the three-month period ended June 30, 2001, an increase of $3.7 million or 54%. This increase was the result of the cost of content and headcount, third party programming fees, and estimates of royalties owed to performing rights organizations. We expect programming expense to increase as subscribers and advertising revenue increases.

System Operations—System operations expense was $11.6 million during the three-month period ended June 30, 2002, compared with $8.7 million during the three-month period ended June 30, 2001, an increase of $2.9 million or 33%. This increase primarily resulted from the operation of our satellites and terrestrial repeater network. We expect this expense to increase during the remainder of 2002.

Customer Care and Billing Operations—Customer care and billing operations expense was $3.9 million during the three-month period ended June 30, 2002, compared with $1.6 million during the three-month period ended June 30, 2001, an increase of $2.3 million or 144%. This increase resulted from our increase in subscribers following commencement of commercial operations. We expect customer care and billing operations expense to increase during the remainder of 2002 as we continue to add subscribers.

Sales and Marketing.    Sales and marketing expense was $46.8 million during the three-month period ended June 30, 2002, compared with $7.3 million during the three-month period ended June 30, 2001, an increase of $39.5 million or 541%. Sales and marketing expense increased as a result of our increase in subscribers following commencement of commercial operations and includes expenses related to our distribution partners, subscriber acquisition costs, personnel, advertising creation and media costs and significant pre-operations costs. Our long-term distribution agreement with the ON-Star division of GM, providing for the installation of XM radios in GM vehicles was amended in June 2002 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of XM’s commencement of commercial operations. In light of the June 2002 clarifying amendment and GM’s initial roll-out plans, the Company has decided to recognize these payments due through November 2005, which approximate $63.6 million on a straight-line basis. We currently provide incentives and subsidies for the manufacture, purchase, installation and activation of XM radios in order to attract new subscribers. Consequently, our subscriber acquisition costs are significant, as they totaled approximately $14.2 million during the three-month period ended June 30, 2002, compared with $0 during the three-month period ended June 30, 2001. We consider subscriber acquisition costs to include radio manufacturer subsidies, certain sales, activation and installation commissions, and subscriber product- and hardware-related incentives. Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and certain guaranteed payments to General Motors. Subscriber acquisition cost is not a measure of financial performance under generally accepted accounting principles. We expect sales and marketing expense to increase during the remainder of 2002 as we add subscribers.

General and Administrative.    General and administrative expense was $7.1 million during the three-month period ended June 30, 2002, compared with $6.8 million during the three-month period ended June 30, 2001, an increase of $0.3 million or 4%. The increase is primarily related to non-recurring legal and information technology expenses incurred during the second quarter 2002 to support the growth of the business. We expect general and administrative expenses to to remain relatively stable during the remainder of 2002.

Research and Development.    Research and development expense was $3.4 million during the three-month period ended June 30, 2002, compared with $4.6 million during the three-month period ended June 30, 2001, a decrease of $1.2 million or 26%. The decrease in research and development expense primarily resulted from activity relating to our system technology development, including chipset design and uplink technology, during the three-month period ended June 30, 2001. We expect research and development expense to increase during the remainder of 2002 as we continue developing our next generation chipset technologies.

Depreciation and Amortization.    Depreciation and amortization expense was $24.3 million during the three-month period ended June 30, 2002, compared with $5.9 million during the three-month period ended June 30, 2001, an increase of $18.4 million or 312%. The increase in depreciation and amortization expense primarily resulted from our taking delivery of major components of our system after May 30, 2001, including our two satellites and terrestrial repeater network. We expect depreciation and amortization expense to remain relatively stable during the remainder of 2002. During the six-month period ended June 30, 2002, we ceased to amortize goodwill and our DARS license in accordance with our adoption of a new accounting standard.

Interest Income.    Interest income was $1.6 million during the three-month period ended June 30, 2002, compared with $4.7 million during the three-month period ended June 30, 2001, a decrease of $3.1 million or 66%. The decrease was the result of lower average balances of cash and cash equivalents during the three-month period ended June 30, 2002, as well as lower yields on our investments due to market conditions.

Interest Expense.    We incurred interest costs of $15.6 million and $15.3 million during the three-month periods ended June 30, 2002 and 2001, respectively. We capitalized interest costs of $14.2 million associated with our DARS license and the XM Radio system during the three-month period ended June 30, 2001 and expensed $15.6 million and $1.1 million during the three-month periods ended June 30, 2002 and 2001, respectively.

Net Loss.    Net loss for the three-month period ended June 30, 2002 was $117.2 million, compared with $38.5 million for the three-month period ended June 30, 2001, an increase of $78.7 million or 204%. The increase primarily reflects increases in broadcasting operations expense, sales and marketing expense, depreciation and amortization expense and interest expense in connection with our commencement of commercial operations.

EBITDA.    EBITDA (loss) for the three-month period ended June 30, 2002 was ($79.3 million), compared with ($35.8 million) for the three-month period ended June 30, 2001, a decrease of $43.5 million or 122%. EBITDA means earnings (loss)

before interest income and expense, other income, taxes, depreciation (including amounts related to research and development) and amortization. We have included EBITDA data because it is a commonly used measure. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (loss) as a measure of performance or to cash flows as a measure of liquidity.

XM Satellite Radio Inc. and Subsidiaries

The results of operations for XM and its subsidiaries were substantially the same as the results for Holdings and its subsidiaries discussed above except that during the three-month period ended June 30, 2002, XM incurred additional rent expense of $1.1 million, $0.3 million less depreciation and amortization expense, $0.9 million less interest income and $2.8 million less interest expense. In addition, EBITDA (loss) for XM for the three-month period ended June 30, 2002 was ($80.8 million) as compared to ($79.3 million) for Holdings. The rent, depreciation and other income differences are principally related to XM’s rental of its corporate headquarters from Holdings due to Holdings’ ownership of the building since August 2001. The interest income and expense differences were principally related to the components of cash and debt held at each company.

Six Months Ended June 30, 2002 Compared With Six Months Ended June 30, 2001

XM Satellite Radio Holdings Inc. and Subsidiaries

Revenue.    Our revenue consists primarily of subscription fees and advertising revenue. Revenue from subscribers consists of our monthly $9.99 subscription fee, which is recognized as the service is provided, and a non-refundable activation fee, which is recognized on a pro-rata basis over an estimated term for the subscriber relationship (which estimate we expect to be further refined over the next few years as additional historical data becomes available). Our subscriber arrangements are cancelable, without penalty. Payments received from subscribers receiving our service under promotional offers are not included as revenue until the promotional period has elapsed, as these subscribers are not obligated to continue receiving our service beyond the promotional period. Sales incentives, consisting of discounts and rebates to subscribers, offset earned revenue. Advertising revenue consists of sales of spot announcements and program sponsorships to national advertisers that are recognized in the period in which the spot announcement or sponsorship is broadcast. Advertising revenue includes advertising aired in exchange for goods and services recorded at fair value. Agency commissions are presented as a reduction to revenue in the Unaudited Condensed Consolidated Statement of Operations, which is consistent with industry practice.

We recognized revenue of $5,624,000 during the six-month period ended June 30, 2002, compared with $0 during the six-month period ended June 30, 2001. Total revenue during the six-month period ended June 30, 2002 included $4,340,000 in subscriber revenue and $1,249,000 in advertising revenue less sales commissions of $161,000. Advertising revenue for the six-month period ended June 30, 2002 included $165,000 of advertising sold in exchange for goods and services, primarily XM advertising to run in national newspapers. As of June 30, 2002, we had 136,718 subscribers, an increase of 108,985 from December 31, 2001 or 393%. We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods. We expect revenue to increase during the remainder of 2002 as we continue to add subscribers and attract additional advertisers.

Average monthly revenue per subscriber was approximately $9.30 during the six-month period ended June 30, 2002, compared with $0 during the six-month period ended June 30, 2001. Average monthly revenue per subscriber is derived from the total earned subscription revenue (which excludes promotions and rebates) plus earned amortization of activation fees over the daily weighted average number of subscribers for the quarter. Average monthly revenue per subscriber is not a measure of financial performance under generally accepted accounting principles. While there can be no assurances, we expect average monthly revenue per subscriber to remain relatively stable during the remainder of 2002.

We recognized $195,000 of other revenue during the six-month period ended June 30, 2002 compared with $0 during the three-month period ended June 30, 2001. Other revenue consisted primarily of revenue earned from royalties.

Broadcasting Operations.     Broadcasting operations expense was $49.3 million during the six-month period ended June 30, 2002, compared with $30.0 million during the six-month period ended June 30, 2001, an increase of $19.3 million or 64%. Broadcasting operations expense consists of content/programming expense, system operations and customer care and billing operations.

Content/Programming—Content/programming expense was $19.6 million during the six-month period ended June 30, 2002, compared with $11.7 million during the six-month period ended June 30, 2001, an increase of $7.9 million or 68%. This increase was the result of the cost of content and headcount, third party programming fees, and estimates of royalties owed to performing rights organizations. We expect programming expense to increase as subscribers and advertising revenue increases.

System Operations—System operations expense was $23.2 million during the six-month period ended June 30, 2002, compared with $15.7 million during the six-month period ended June 30, 2001, an increase of $7.5 million or 48%. This increase primarily resulted from the operation of our satellites and terrestrial repeater network. We expect this expense to increase during the remainder of 2002.

Customer Care and Billing Operations—Customer care and billing operations expense was $6.5 million during the six-month period ended June 30, 2002, compared with $2.6 million during the six-month period ended June 30, 2001, an increase of $3.9 million or 150%. This increase resulted from our commencement of commercial operations. We expect customer care and billing operations expense to increase during the remainder of 2002 as we continue to add subscribers.

Sales and Marketing.    Sales and marketing expense was $94.3 million during the six-month period ended June 30, 2002, compared with $25.3 million during the six-month period ended June 30, 2001, an increase of $69.0 million or 273%. Sales and marketing expense increased as a result of our commencement of commercial operations and includes expenses related to our distribution partners, subscriber acquisition costs, personnel, advertising creation and media costs and significant pre-operations costs. Our long-term distribution agreement with the ON-Star division of GM, providing for the installation of XM radios in GM vehicles was amended in June 2002 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of XM’s commencement of commercial operations. In light of the June 2002 clarifying amendment and GM’s initial roll-out plans, the Company has decided to recognize these payments due through November 2005, which approximate $63.6 million on a straight-line basis. We currently provide incentives and subsidies for the manufacture, purchase, installation and activation of XM radios in order to attract new subscribers. Consequently, our subscriber acquisition costs are significant, as they totaled approximately $23.5 million during the six-month period ended June 30, 2002, compared with $0 during the six-month period ended June 30, 2001. We consider subscriber acquisition costs to include radio manufacturer subsidies, certain sales, activation and installation commissions, and subscriber product- and hardware-related incentives. Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and certain guaranteed payments to General Motors. Subscriber acquisition cost is not a measure of financial performance under generally accepted accounting principles. We expect sales and marketing expense to increase during the remainder of 2002 as we add subscribers.

General and Administrative.    General and administrative expense was $11.4 million during the six-month period ended June 30, 2002, compared with $13.2 million during the six-month period ended June 30, 2001, a decrease of $1.8 million or 14%. The decrease reflects consulting expense in 2001 in preparation for commercial launch, offset by non-recurring legal and information technology expenses incurred during the second quarter 2002 to support the growth of the business. We expect general and administrative expenses to remain relatively stable during the remainder of 2002.

Research and Development.    Research and development expense was $6.2 million during the six-month period ended June 30, 2002, compared with $7.6 million during the six-month period ended June 30, 2001, a decrease of $1.4 million or 18%. The decrease in research and development expense primarily resulted from activity relating to our system technology development, including chipset design and uplink technology, during the six-month period ended June 30, 2001. We expect research and development expense to increase during the remainder of 2002 as we continue developing our next generation chipset technologies.

Depreciation and Amortization.    Depreciation and amortization expense was $46.6 million during the six-month period ended June 30, 2002, compared with $7.9 million during the six-month period ended June 30, 2001, an increase of $38.7 million or 490%. The increase in depreciation and amortization expense primarily resulted from our taking delivery of major components of our system after June 30, 2001, including our two satellites and terrestrial repeater network. We expect depreciation and amortization expense to remain relatively stable during the remainder of 2002. During the six-month period ended June 30, 2002, we ceased to amortize goodwill and our DARS license in accordance with our adoption of a new accounting standard.

Interest Income.    Interest income was $3.3 million during the six-month period ended June 30, 2002, compared with $9.9 million during the six-month period ended June 30, 2001, a decrease of $6.6 million or 67%. The decrease was the result of lower average balances of cash and cash equivalents during the six-month period ended June 30, 2002 as well as lower yields on our investments due to market conditions.

Interest Expense.    We incurred interest costs of $31.6 million and $28.7 million during the six-month periods ended June 30, 2002 and 2001, respectively. We capitalized interest costs of $27.6 million associated with our DARS license and the XM Radio system during the six-month period ended June 30, 2001 and expensed $31.6 million and $1.1 million during the six-month periods ended June 30, 2002 and 2001, respectively.

Net Loss.    Net loss for the six-month period ended June 30, 2002 was $229.5 million, compared with $75.4 million for the six-month period ended June 30, 2001, an increase of $154.1 million or 204%. The increase primarily reflects increases in broadcasting operations expense, sales and marketing expense, depreciation and amortization expense and interest expense in connection with our commencement of commercial operations.

EBITDA.    EBITDA (loss) for the six-month period ended June 30, 2002 was ($155.2 million), compared with ($75.8 million) for the six-month period ended June 30, 2001, a decrease of $79.4 million or 105%. EBITDA means earnings (loss) before interest income and expense, other income, taxes, depreciation (including amounts related to research and development) and amortization. We have included EBITDA data because it is a commonly used measure. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (loss) as a measure of performance or to cash flows as a measure of liquidity.

XM Satellite Radio Inc. and Subsidiaries

The results of operations for XM and its subsidiaries were substantially the same as the results for Holdings and its subsidiaries discussed above except that during the six-month period ended June 30, 2002, XM incurred additional rent expense of $2.3 million, $0.7 million less depreciation and amortization expense, $1.6 million less interest income and $5.8 million less interest expense. In addition, EBITDA (loss) for XM for the six-month period ended June 30, 2002 was ($158.2 million) as compared to ($155.2 million) for Holdings. The rent, depreciation and other income differences are principally related to XM’s rental of its corporate headquarters from Holdings due to Holdings’ ownership of the building since August 2001. The interest income and expense differences were principally related to the components of cash and debt held at each company.

Liquidity and Capital Resources

At June 30, 2002, we had total cash, cash equivalents and short-term investments of $163.8 million, which excludes $52.1 million of restricted investments, and working capital of $130.0 million, compared with cash, cash equivalents and short-term investments of $210.9 million, which excludes $72.8 million of restricted investments, and working capital of $157.0 million at December 31, 2001. The decreases in the respective balances are due primarily to the increasing capital expenditures and operating expenses for the three-month period ended June 30, 2002.

For the six-month period ended June 30, 2002, we had an operating loss of $204.5 million compared to $83.8 million for the six-month period ended June 30, 2001. At June 30, 2002, we had total assets of approximately $1.4 billion and total liabilities of $514.5 million, compared with total assets of $1.5 billion and total liabilities of $529.6 million at December 31, 2001. At June 30, 2002, we had $412.7 million of long-term debt outstanding (net of current portion), compared with $411.5 million at December 31, 2001.

Non-Cash Stock-Based Expense

We incurred non-cash compensation charges of approximately $0.5 million and $2.4 million during the six-month periods ended June 30, 2002 and 2001, respectively. These charges relate to stock options granted to employees and non-employees and warrants granted to Sony and CNBC. Additional compensation charges may result depending upon the market value of our Class A common stock at each balance sheet date.

Subscriptions

We had 136,718 subscriptions as of June 30, 2002. We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods. The vast majority of our subscribers pay in advance by credit card.

Funds Raised to Date

Since inception, we have raised an aggregate of approximately $1.7 billion, including the April 2002 offering, net of expenses, interest reserve and repayment of debt. These funds are expected to be sufficient, in the absence of additional financing, to cover funding needs into the first quarter of 2003 based on our current business plan and as further described under the heading “Funds Required in 2002 and Beyond.” These funds have been used to acquire our DARS license, make required payments for our system, including the satellites, terrestrial repeater system, and ground networks, and for working capital and operating expenses.

Sources of Funds.    Prior to our initial public offering, we raised approximately $167.0 million through the issuance of equity to, and receipt of loans from, Motient Corporation and a former stockholder from 1997 through January 1999. In July 1999, we issued $250.0 million of Series A subordinated convertible notes to six strategic and financial investors—General Motors, $50.0 million; Clear Channel Communications, $75.0 million; DIRECTV, $50.0 million; and Columbia Capital, Telcom Ventures, L.L.C. and Madison Dearborn Partners, $75.0 million in the aggregate. Using part of the proceeds from the issuance of the Series A subordinated convertible notes, we paid a former stockholder $75.0 million in July 1999 to redeem an outstanding loan. In October 1999, we completed our initial public offering, which yielded net proceeds of $114.1 million.

In January 2000, we completed a follow-on offering of our Class A common stock, which yielded net proceeds of $132.1 million, and an offering of our Series B convertible redeemable preferred stock, which yielded net proceeds of $96.5 million. In March 2000, we completed a private placement of units consisting of $1,000 principal amount of XM’s 14% senior secured notes due 2010 and a warrant to purchase 8.024815 shares of our Class A common stock at $49.50 per share, which yielded net proceeds of $191.5 million excluding $123.0 million for an interest reserve. In August 2000, we completed a private placement of our Series C convertible redeemable preferred stock, which yielded net proceeds of $226.8 million.

In March 2001, we completed a follow-on offering of 7,500,000 shares of Class A common stock, which yielded net proceeds of $72.0 million, and a concurrent offering of 7.75% convertible subordinated notes due 2006, convertible into shares of our Class A common stock at $12.23 per share, which yielded net proceeds of $120.7 million. In August 2001, we entered into a loan and security agreement with a lender that provided $29.0 million to purchase our corporate headquarters and incurred $0.6 million in financing costs. In December 2001, we closed a $66.0 million financing package with subsidiaries of The Boeing Company, which includes a $35.0 million loan and deferral of $31.0 million of obligations to Boeing Satellite, our satellite manufacturer. In December 2001, we also completed a follow-on offering of 11,500,000 shares of our Class A common stock, yielding net proceeds of $126.5 million.

On April 17, 2002, we completed a follow-on offering of 13,387,000 shares of our Class A common stock, which yielded net proceeds of $146.1 million. On April 29, 2002, the underwriters exercised the over-allotment option and Holdings issued 1,090,443 shares of Class A Common Stock, which resulted in net proceeds of $11.9 million. The closing of the offering caused the conversion price of the Series C preferred stock to be adjusted from $21.16 to $19.68, the exercise price of the warrants sold in March 2000 to be adjusted from $45.27 to $44.84 and the number of warrant shares to be increased to 8.859385 per warrant.

Uses of Funds.    As of June 30, 2002, we have paid $1.0 billion in capital expenditures, including approximately $90.0 million for our DARS license, which has been paid for in full, and incurred $617.5 million in operating expenses.

Satellite Contract.    During the first half of 1999, XM and Boeing Satellite amended and restated the satellite contract to construct and launch our satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. Boeing Satellite has delivered two satellites in orbit and is to complete the construction of a ground spare satellite. Boeing Satellite has also provided ground equipment and software used in the XM Radio System and certain launch and operations support services. The contract also provides for in-orbit incentives to be earned depending on the performance of the in-orbit satellites over their useful lives. Such payments could total up to an additional $70.2 million over the useful lives of the satellites. As of June 30, 2002, we had paid $470.4 million under the satellite contract and had accrued $1.6 million.

On December 5, 2001, XM and Boeing Satellite amended the satellite contract so as to permit the deferral of approximately $31.0 million of payments to be made under the agreement, as well as to provide certain additional rights and obligations to us, including the launch of the ground spare satellite on the SeaLaunch launch vehicle should the ground spare satellite be launched between specified dates. Under the amendment, deferred amounts must be repaid by December 5, 2006 and the amounts deferred bear interest at the rate of 8%, compounded annually, and are payable quarterly in arrears.

Launch Insurance.    As of June 30, 2002, we had launched both of our satellites and paid $44.1 million with respect to launch insurance, which has been capitalized to in-service satellites.

Terrestrial Repeater System.    As of June 30, 2002, we had incurred aggregate costs of approximately $266.1 million for our terrestrial repeater system. These costs covered the capital costs of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas. In August 1999, we signed a contract with LCCI calling for engineering and site preparation. As of June 30, 2002, we had paid $123.1 million and accrued an additional $6.5 million under this contract. We also entered into a contract effective October 22, 1999 with Hughes for the design, development and manufacture of the terrestrial repeaters. Payments under the contract are expected to be approximately $114.5 million, which could be modified based on the number of terrestrial repeaters that are required for the system. As of June 30, 2002, we had paid $112.3 million and accrued an additional $1.4 million under this contract.

Ground Segment.    As of June 30, 2002, we incurred aggregate ground segment costs of approximately $123.3 million. These costs were related to the satellite control facilities, programming production studios and various other equipment and facilities.

DARS License.    In October 1997, we received one of two satellite radio licenses issued by the FCC. We have paid approximately $90.0 million for this license, including the initial bid right. There are no further payments required relating to the license.

Purchase of Building.    In August 2001, we acquired our corporate headquarters building for $34.0 million.

Operating Expenses.    From inception through June 30, 2002, we have incurred total operating expenses of $617.5 million.

Joint Development Agreement Funding Requirements.    We may require additional funds to pay license fees or make contributions toward the development of the technologies used to develop a unified standard for satellite radios under our joint development agreement with Sirius Radio. Each party is obligated to fund one half of the development cost for such technologies. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. In our discussions we have yet to agree on the validity, value, use, importance and available alternatives of our respective technologies. If we fail to reach agreement, the fees or credits may be determined through binding arbitration. We cannot predict at this time the amount of license fees or contribution payable by us or Sirius Radio or the size of the credits to us and Sirius Radio from the use of the other’s technology. This may require significant additional capital.

Funds Required in 2002 and Beyond

Although we commenced nationwide commercial operations in November 2001, we expect to need significant additional funds to cover our cash requirements before we generate sufficient cash flow from operations to cover our expenses. We estimate that our existing resources, which includes the net proceeds of $146.1 million from the follow-on offering of 13,387,000 shares of our Class A common stock on April 17, 2002 and the net proceeds of $11.9 million from the over-allotment the underwriters exercised on April 29, 2002, in which we sold an additional 1,090,443 shares of our Class A common stock, would be sufficient in the absence of additional financing to cover our estimated funding needs into the first quarter of 2003. We estimate that we will require additional funding thereafter. These estimates may change, and we may need additional financing in excess of these estimates. Funds will be needed to cover broadcasting operations, sales and marketing, general corporate purposes and further development of the XM Radio system. Sales and marketing expenses are expected to include joint advertising and joint development with, and manufacturing subsidies of certain costs of, some of our manufacturers and distribution partners. We cannot estimate the total amount of these operational, promotional, subscriber acquisition, joint development and manufacturing costs and expenses, however, since they vary depending upon different criteria, but they are expected to be substantial. In addition, our ability to generate revenues and ultimately to become profitable will depend upon several factors, including whether we can attract and retain enough subscribers and advertisers; whether our system continues to operate at an acceptable level; whether we compete successfully; and whether the FCC grants us all additional necessary authorizations in a timely manner.

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

Our need for additional funds may also be affected by future developments. In September 2001 we were advised by Boeing Satellite of a progressive degradation problem with the solar array output power of 702 class satellites, including XM “Rock” and XM “Roll.” At the present time, the output power of the solar arrays and the broadcast signal strength are above minimum acceptable levels and are expected to remain that way at least through 2005, permitting full operation of the XM System (based on patterns projected by Boeing Satellite). We have launch and in-orbit insurance policies from global space insurance underwriters that provide coverage to the Company for a total, constructive total or partial loss of either of our satellites where such loss arises from an occurrence within the first five years after launch. The aggregate sum insured in the event of the total or constructive total loss of our satellites is $400 million ($200 million per satellite). We have advised our insurance carriers of the aforementioned solar array situation and believe that should we experience a total or partial loss, we would have adequate insurance coverage, although there is no assurance that would be the case. Since the issue is common to 702 class satellites, the manufacturer is closely watching the progression of the problem, including data from a satellite that has been in orbit longer than either of our two satellites by approximately 15 and 17 months respectively. With the advance visibility of performance levels, insurance arrangements in place, a spare satellite under construction that is being modified to address the solar power anomaly and availability of additional satellites, we believe that we will be able to launch additional satellites prior to the time the solar power problem might cause the broadcast signal strength to fall below acceptable levels. Our management will continue to monitor this situation carefully over the next few years, but based on the information currently available to the Company (including projections by Boeing Satellite), as well as the insurance arrangements in place, management has determined that it is not appropriate to adjust the useful life or carrying value of the satellites at this time.

Contractual Obligations and Commercial Commitments

We are obligated to make significant payments under a variety of contracts and other commercial arrangements, including the following:

Marketing and Distribution Arrangements.    We have entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, we are obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. As previously described, we subsidize the manufacture of certain component parts of XM radios in order to provide attractive pricing to our customers. The subsidies are charged to expense when the radios are manufactured or shipped from the factory. Consequently, the expense is most often recognized in advance of when revenue, if any, is realized. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the six-month periods ended June 30, 2001 and 2002 we incurred expenses of $4.1 million and $42.3 million, respectively, in relation to these agreements, of which $0 and $21.9 million, respectively, relate to subscriber acquisition costs. We consider subscriber acquisition costs to include radio manufacturer subsidies, certain sales, activation and installation commissions, and subscriber product- and hardware-related incentives. Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and distributors and certain guaranteed payments to General Motors. Our average subscriber acquisition cost was $125 during the six months ended June 30, 2002. Funds necessary to meet subscriber acquisition costs will be satisfied from existing cash and investment balances to the extent available. We may, however, be required to raise additional funds in the future to meet these requirements. There can be no assurance that such additional financing will be available on acceptable terms, or at all, if needed in the future. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and revenue increase.

Programming Agreements.    We have also entered into various programming agreements. Under the terms of these agreements, we are obligated to provide payments and commissions to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. The amount of the costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the six-month periods ended June 30, 2001 and 2002, we incurred expenses of $1.0 and $13.2 million, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and advertising revenue increase.

General Motors Distribution Agreement.    We have significant payment obligations under our distribution agreement with General Motors. The agreement was amended in June 2002 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of XM’s commencement of commercial operations. XM’s total cash payment obligations were not increased. During the term of the original agreement, as amended, which expires 12 years from the commencement date of the Company’s commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The Company has significant annual, fixed payment obligations to GM. In light of the June 2002 clarifying amendment and GM’s initial roll-out plans, the Company has decided to recognize these payments due through November 2005, which approximate $63.6 million on a straight-line basis. Additional annual fixed payment obligations beyond November 2005 range from less than $52 million to approximately $132.9 million through 2009, aggregating approximately $375.1 million. In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers for the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios. The Company will also make available to GM bandwidth on the Company’s system. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio, Inc.’s service. The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service, starting with 1,240,000 units by November 2005, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. General Motors’ exclusivity obligations will discontinue if, by November 2005 and at two-year intervals thereafter, we fail to achieve and maintain specified minimum market share levels in the satellite digital radio service market. As of June 30, 2002, we had made $2.2 million in payments and had accrued costs of $5.6 million under the agreement. We incurred costs of $25,000 and $6.6 million, during the six -month periods ended June 30, 2001 and 2002, respectively.

Long-term debt.    In March 2000, XM issued $325.0 million aggregate principal amount of 14% senior secured notes due 2010. In connection with this financing, an interest reserve of $123.0 million was established to cover the first six interest payments, of which four have been made. Principal on the senior secured notes is payable at maturity, while interest is payable semi-annually. In March 2001, we issued $125.0 million aggregate principal amount of 7.75% convertible subordinated notes due 2006. In July and August 2001, holders of convertible subordinated notes exchanged $45.9 million of notes for 4,194,272 shares of our Class A common stock. Principal on the convertible subordinated notes is payable at maturity, while interest is payable semi-annually. In August 2001, we borrowed $29.0 million to finance the purchase of our headquarters facility. This loan is for a term of five years and bears interest at a rate based on the London Interbank Offer Rate plus an indicated spread. We make monthly payments of principal and interest on this loan. In December 2001, we borrowed $35.0 million from a subsidiary of The Boeing Company. This loan is for a term of five years and bears interest at a rate based on the London Interbank Offer Rate plus an indicated spread. Principal is payable at maturity, while interest is payable quarterly.

Lease obligations.    We have noncancelable operating leases for office space and terrestrial repeater sites and noncancelable capital leases for equipment that expire over the next ten years. As discussed below, in December 2001, we determined that the planned number of terrestrial repeater sites could be reduced due to the relative signal strength provided by our satellites. We recognized a charge of $26.3 million with respect to terrestrial repeater sites no longer required. This charge includes a lease termination accrual of $8.6 million for 646 terrestrial repeater site leases, which would reduce the future minimum lease payments. This accrual was increased by $1.6 million during the three-month period ended June 30, 2002.

	Payments Due By Period
	(in thousands)
Contractual Obligations	2002	2003 and 2004	2005	2006 and Beyond	Total
GM Distribution Agreement	$3,000	$29,400	$33,500	$372,400	$438,300
Long-term debt	380	874	492	466,220	467,966
Capital Lease Obligations	1,721	5,274	372	—	7,367
Operating Lease Obligations	20,471	42,389	17,351	16,126	96,337

Total	$25,572	$77,937	$51,715	$854,746	$1,009,970

The above amounts do not include interest, which in some cases is variable in amount.

The long-term debt payments due in 2006 and beyond include the maturity of our $79.1 million of 7.75% convertible subordinated notes, our $27.1 million loan to finance the purchase of our headquarters facility and our $35.0 million borrowing from Boeing, all of which come due in 2006, and the maturity of XM’s $325.0 million of 14% senior secured notes, which come due in 2010.

Service Providers.    We have entered into an agreement with Convergys Customer Management Group, Inc. to provide customer care functions to subscribers of our service. Convergys employees have access to our customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquires from subscribers. We pay Convergys an hourly rate for each customer care representative supporting our subscribers. During the six-month period ended June 30, 2001 and 2002, we incurred $494,000 and $3,217,000, respectively, in relation to this agreement.

Related Party Transactions

We developed strategic relationships with certain companies that were instrumental in the construction and development of our system. In connection with our granting to them of large supply contracts, some of these strategic companies have become large investors in us and have been granted rights to designate directors or observers to our board of directors. The negotiation of these supply contracts and investments primarily occurred at or prior to the time these companies became related parties.

We are a party to a long-term distribution agreement with the OnStar division of General Motors that provides for the installation of XM radios in General Motors vehicles, as further described above under the heading “Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments.” In connection with the development of our terrestrial repeater network, we are a party to a contract with Hughes Electronics Corporation and a contract with LCC International, as further described under the heading “Liquidity and Capital Resources—Funds Raised to Date.” DIRECTV has provided consulting services in connection with the development of our customer care center and billing operations. We have agreements with Clear Channel Communications, DIRECTV, Telcom Ventures and American Honda to make available use of our bandwidth. We have a sponsorship agreement with Clear Channel Entertainment to advertise our service at Clear Channel Entertainment concerts and venues. Premiere Radio Networks, a subsidiary of Clear Channel Communications, is our advertising sales representative. General Motors is one of our largest shareholders and Chester A. Huber, Jr., the president of OnStar, is a member of our board of directors. Hughes Electronics is our largest shareholder and is a subsidiary of General Motors. Jack Shaw, a member of our board of directors, is Chief Executive Officer of Hughes Electronics Corporation. Dr. Rajendra Singh,

who was a member of our board of directors until May 23, 2002, is a member of the board of directors of LCC International and controls the largest shareholder of LCC International. DIRECTV, a subsidiary of Hughes Electronics, is a holder of our Series C preferred stock. Randall Mays, a member of our board of directors, is executive vice president and chief financial officer of Clear Channel Communications. Gary Parsons, the chairman of our board of directors, was until May 1, 2002 chairman of the board of directors of Motient, a significant early investor and formerly our controlling stockholder. Mr. Parsons no longer serves on Motient’s board of directors.

We have incurred the following costs in transactions with the related parties described above (in thousands):

	Six Months ending June 30,	GM	Hughes	DIRECTV	LCCI	Clear Channel	Motient
Terrestrial repeater network engineering and manufacturing	2001	—	51,378	—	33,679	—	—
	2002	—	10,224	—	4,362	—	—
Terrestrial repeater site leases	2001	—	—	—	—	16	—
	2002	—	—	—	—	18	—
Customer care and billing operations	2001	—	—	1,165	—	—	—
	2002	4			—	—
Sales and marketing	2001	—	—	—	—	2,001	—
	2002	6,609	—	—	—	1,174	—
General and administrative	2001	—	—	—	—	—	52
	2002	—	—	—	—	—	—

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require that we make estimates and assumptions. Our significant accounting policies are described in the notes to our consolidated financial statements. In accordance with recent Securities and Exchange Commission guidance, we have identified the following policies as possibly involving a higher degree of judgment and complexity. Senior management has discussed with the audit committee of the board of directors the development and selection of estimates and assumptions required for the following accounting policies.

•
Revenue Recognition—Revenue from subscribers consists of our monthly subscription fee, which is recognized as the service is provided, and a non-refundable activation fee, which is recognized on a pro-rata basis over an estimated term of the subscriber relationship (currently 40 months), which was based upon market studies and management’s judgment. We expect to refine this estimate as more data becomes available. Payments from customers receiving our service under promotional offers are not recognized as revenue until the promotional period has elapsed. Sales incentives, consisting of discounts and rebates to subscribers, offset earned revenue. Average monthly revenue per subscriber, which is not a measure of financial performance under generally accepted accounting principles, is derived from the total earned subscription revenue (which excludes promotions and rebates) over the daily weighted average number of subscribers for the quarter, as described above under the heading “Results of Operations.”

•
Subscriber Acquisition Costs—We consider subscriber acquisition costs to include radio manufacturer subsidies, certain sales, activation and installation commissions, and subscriber product and hardware-related incentives. Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and certain guaranteed payments to General Motors. Subscriber acquisition cost is not a measure of financial performance under generally accepted accounting principles.

•
Useful Life of Satellites—The expected life of our satellites was extended from 15 years, the initial design life, to 17.5 years based upon updated technical estimates we received from our satellite provider following our satellite launches. We are currently evaluating the possible effect of a progressive degradation problem with the solar array output power of our satellites, as described above under the heading “Liquidity and Capital Resources—Funds Required in 2002 and Beyond.” We currently do not have sufficient information regarding the anomaly to make specific conclusions with regard to the performance of our satellites. We continue to monitor the situation and may need to adjust the life of our satellites based upon future information, but based on the information currently available to us (including projections by BSS), as well the insurance arrangements in place, management has determined that it is not appropriate to adjust the useful life or carrying value of the satellites at this time.

•
Accrued Network Optimization Expenses—As a result of the planned reduction of the number of terrestrial repeater sites, we recognized a charge of $26.3 million in 2001. This expense includes $17.7 million of site specific capitalized costs that were written off and a lease termination accrual of $8.6 million for 646 terrestrial repeater site leases. The contractual lease payments for the sites were $35.1 million. The accrual represents an estimate of the costs to terminate existing leases based on management’s judgment, advice of lease consultants, and early negotiations with landlords. The accrual also includes the estimated costs to deconstruct the existing sites, which are based upon quotes from contractors. This accrual could vary significantly from the actual amount incurred, which will be primarily based on our ability to negotiate lease termination settlements. Of the $8.6 million, $5.7 million has been incurred as of June 30, 2002. During the quarter ended June 30, 2002, we reviewed our estimate for costs to be incurred during the remainder of 2002 related to these sites and recognized an additional charge of $1,625,000. As of June 30, 2002, we maintained an accrual of $4.5 million for the estimated lease termination costs and costs to deconstruct the sites. The actual amount to be incurred could vary significantly from this estimate.

•
Programming Agreements—The Company has entered into various programming agreements. Under the terms of these agreements, the Company is obligated to provide payments and commissions to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. Fixed amounts due under programming agreements are recognized on a straight-line basis though the termination and/or renegotiation date defined in the agreements. Revenue share agreements that contain minimum guarantees are recorded as an expense based upon the greater of the revenue share amount or a pro-rata portion of the guarantee over the guarantee period.

•
Distribution Agreement with General Motors—We have significant payment obligations under our distribution agreement with General Motors. This agreement is subject to renegotiation if General Motors does not achieve and maintain specified installation levels, by November 2005 and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to our share of the satellite digital radio market. In light of GM’s initial roll-out plans and management’s assessment of the likelihood of renegotiating during the period ending 2005, the Company recognizes the fixed payment obligations due to GM for the period through November 2005, which approximate $63.6 million, on a straight-line basis. Additional annual fixed payment obligations beyond November 2005 range from less than $52 million to approximately $132.9 million through 2009, aggregating approximately $375.1 million.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2002, we do not have any derivative financial instruments and do not intend to use derivatives. We do not hold or issue any free-standing derivatives. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. Our long-term debt includes fixed interest rates and the fair market value of the debt is sensitive to changes in interest rates. We run the risk that market rates will decline and the required payments will exceed those based on current market rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. The mortgage on our corporate headquarters has a variable interest rate that may not exceed a ceiling rate of 14% or a floor rate of 8%. Our loan from Boeing also has a variable interest rate. A change of one percentage point in the interest rate applicable to this $63.4 million of variable rate debt at June 30, 2002 would result in a fluctuation of approximately $0.6 million in our annual interest expense. Additionally, we believe that our exposure to interest rate risk is not material to our results of operations.

PART II: OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against us in the United States District Court for the Southern District of New York, alleging that we were infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought injunctive relief and money damages to the extent we manufactured, used or sold any product or method claimed in their patents. This suit was dismissed without prejudice in February 2000 in accordance with the terms of a joint development agreement between XM Satellite Radio Inc. and Sirius Radio in which both companies agreed to develop a unified standard for satellite radios and license our respective intellectual property, including the patents that were the subject of the suit, for use in this joint development. Each party is obligated to fund one half of the development cost. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts for these fees or credits will be determined over time by agreement of the parties or by arbitration. The parties have yet to agree on the validity, value, use, importance, and available alternatives of their respective technology. The companies have commenced arbitration to resolve issues with respect to certain existing technology. If this agreement is terminated before the value of the licenses has been determined due to our failure to perform a material covenant or obligation, then this suit could be refiled.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 23, 2002. At the annual meeting, the stockholders voted on the following matters:

	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
1. Election of Eight Directors to Board of Directors
Gary M. Parsons	82,605,086		1,344,249
Hugh Panero	82,607,747		1,341,588
Nathaniel A. Davis	83,560,130		389,205
Thomas J. Donohue	83,556,919		382,416
Chester A. Huber, Jr.	83,559,256		390,079
Randall T. Mays	83,556,102		393,233
Pierce J. Roberts, Jr.	83,556,359		392,976
Jack Shaw	73,967,703		9,981,632

2. To approve certain anti-takeover amendments to the Restated Certificate of Incorporation that would have the effect of: (a) electing to be governed by Section 203 of the Delaware General Corporation Law; and (b) requiring the unanimous written consent of the stockholders to take corporate action	43,842,754	21,064,854	71,289	18,970,438

3. To approve an amendment to the Restated Certificate of Incorporation to provide that any amendments to the Restated Certificate of Incorporation relating solely to the terms of any outstanding series of preferred stock would require the approval only of the holders of the series of preferred stock affected by such amendments	46,969,209	12,921,216	5,088,472	18,970,438

4. To approve an amendment to the Restated Certificate of Incorporation to adjust the number of authorized shares of Class A common stock and Class C common stock and eliminate the Class B common stock	64,297,780	581,556	99,561	18,970,438

5. To approve an amendment to the XM Satellite Radio Holdings Inc. 1998 Shares Award Plan to increase the number of shares of Class A common stock that may be issued under the plan from 8,000,000 to 13,400,000 shares and to increase the maximum number of shares that may be awarded to a participant in a calendar year to 1,000,000	53,464,355	11,372,435	136,907	18,975,638

6. To ratify the Board of Directors’ appointment of KPMG LLP as the independent public accountants of XM Satellite Radio Holdings Inc. for the 2002 fiscal year	83,642,811	254,338	52,186	0

Each of the items described above was approved at the annual meeting of stockholders except for item 3, which was not approved even though it received sufficient votes from all shareholders entitled to vote because it did not satisfy the additional requirement of approval by a majority of Class A common stock.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit No.	Description

3.1^	Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc.

3.2^	Restated Bylaws of XM Satellite Radio Holdings Inc.

3.3	Restated Certificate of Incorporation of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.4	Amended and Restated Bylaws of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.5
Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Amendment No. 1 to Holdings’ Registration Statement on Form S-3, File No. 333-89132).

4.1	Form of Certificate for Holdings’ Class A common stock (incorporated by reference to Exhibit 3 to Holdings’ Registration Statement on Form 8-A, filed with the SEC on September 23, 1999).

4.2	Form of Certificate for Holdings’ 8.25% Series B Convertible Redeemable Preferred Stock (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-93529).

4.3
Certificate of Designation Establishing the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of 8.25% Series B Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 16, 2000).

4.4
Warrant to purchase shares of Holdings’ Class A common stock, dated February 9, 2000, issued to Sony Electronics, Inc. (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on May 12, 2000).

4.5
Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. as Issuer and United States Trust Company of New York as Warrant Agent (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

4.6
Warrant Registration Rights Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. and Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

4.7	Form of Warrant (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

4.8
Certificate of Designation Establishing the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of the 8.25% Series C Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

4.9	Form of Certificate for Holdings’ 8.25% Series C Convertible Redeemable Preferred Stock (incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-39176).

4.10
Indenture, dated as of March 15, 2000, between XM Satellite Radio Inc. and United States Trust Company of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.11
Registration Rights Agreement, dated March 15, 2000, between XM Satellite Radio Inc. and Bear, Stearns & Co. Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.12	Form of 14% Senior Secured Note of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.13
Security Agreement, dated March 15, 2000, between XM Satellite Radio Inc. and United States Trust Company of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.14
Pledge Agreement, dated March 15, 2000, between XM Satellite Radio Inc. and United States Trust Company of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.15
Indenture, dated March 6, 2001, between XM Satellite Radio Holdings Inc. and United States Trust Company of New York (incorporated by reference to Holdings’ annual report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.16
Supplemental Indenture, dated as of November 15, 2001, by and between XM Satellite Radio Inc. and The Bank of New York (successor to United States Trust Company of New York) (incorporated by reference to Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2001).

4.17	Form of 7.75% convertible subordinated note (incorporated by reference to Holdings’ annual report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.18
Customer Credit Agreement dated as of December 5, 2001 between Holdings and Boeing Capital Services Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2001).

4.19
Security Agreement dated as of December 5, 2001, between Holdings and Boeing Capital Services Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2001).

10.1
Amended and Restated Shareholders’ Agreement, dated as of August 8, 2000, by and among XM Satellite Radio Holdings Inc., Motient Corporation, Baron Asset Fund, Baron iOpportunity Fund, Baron Capital Asset Fund, Clear Channel Investments, Inc., Columbia XM Radio Partners, LLC, Columbia Capital Equity Partners III (QP), L.P., Columbia XM Satellite Partners III, LLC, DIRECTV Enterprises, Inc., General Motors Corporation, Madison Dearborn Capital Partners III, L.P., Special Advisors Fund I, LLC, Madison Dearborn Special Equity III, L.P., American Honda Motor Co., Inc. and Telcom-XM Investors, L.L.C. (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

10.2
Amended and Restated Registration Rights Agreement, dated as of August 8, 2000, by and among XM Satellite Radio Holdings Inc., Motient Corporation, Baron Asset Fund, Baron iOpportunity Fund, Baron Capital Asset Fund, Clear Channel Investments, Inc., Columbia XM Radio Partners, LLC, Columbia Capital Equity Partners III (QP), L.P., Columbia XM Satellite Partners III, LLC, DIRECTV Enterprises, Inc., General Motors Corporation, Madison Dearborn Capital Partners III, L.P., Special Advisors Fund I, LLC, Madison Dearborn Special Equity III, L.P., American Honda Motor Co., Inc. and Telcom-XM Investors, L.L.C. (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

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

10.4^
Technology Licensing Agreement by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999.

10.5	Intentionally omitted.

10.6	Intentionally omitted.

10.7^*	Amended and Restated Agreement by and between XM Satellite Radio Inc. and ST Microelectronics Srl, dated September 27, 1999.

10.8^*	Distribution Agreement, dated June 7, 1999, between OnStar, a division of General Motors Corporation, and XM Satellite Radio Inc.

10.9^*	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and DIRECTV, INC.

10.10	^*	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communication, Inc.

10.11	^*	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and TCM, LLC.

10.12		Intentionally omitted.

10.13		Intentionally omitted.

10.14		Intentionally omitted.

10.15		Intentionally omitted.

10.16		Intentionally omitted.

10.17	^	Form of Indemnification Agreement between XM Satellite Radio Holdings Inc. and each of its directors and executive officers.

10.18		1998 Shares Award Plan (incorporated by reference to Holdings’ Registration Statement on Form S-8, File No. 333-97611).

10.19	^	Form of Employee Non-Qualified Stock Option Agreement.

10.20	^	Firm Fixed Price Contract #001 between XM Satellite Radio Inc. and the Fraunhofer Gesellschaft zur Foderung Der angewandten Forschung e.V., dated July 16, 1999.

10.21	^	Contract for Engineering and Construction of Terrestrial Repeater Network System by and between XM Satellite Radio Inc. and LCC International, Inc., dated August 18, 1999.

10.22		Employee Stock Purchase Plan (incorporated by reference to Holdings’ Registration Statement on Form S-8, File No. 333-65020).

10.23	^	Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999.

10.24	^	Non-Qualified Stock Option Agreement between Hugh Panero and XM Satellite Radio Holdings Inc., dated July 1, 1998, as amended.

10.25	^	Form of Director Non-Qualified Stock Option Agreement.

10.26		Intentionally omitted.

10.27		Intentionally omitted.

10.28	*
Contract for the Design, Development and Purchase of Terrestrial Repeater Equipment by and between XM Satellite Radio Inc. and Hughes Electronics Corporation, dated February 14, 2000 (incorporated by reference to Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 16, 2000).

10.29	*
Joint Development Agreement, dated February 16, 2000, between XM Satellite Radio Inc. and Sirius Satellite Radio Inc. (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on May 12, 2000).

10.30		XM Satellite Radio Holdings Inc. Talent Option Plan (incorporated by reference to Holdings’ Registration Statement on Form S-8, File No. 333-65022).

10.31
Employment Agreement, dated as of June 1, 2001, between XM Satellite Radio Holdings Inc. and Hugh Panero (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed with the SEC on August 13, 2001).

10.32
Form of Employment Agreement, dated as of July 1, 2001, between XM Satellite Radio Holdings Inc. and Gary Parsons (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed with the SEC on August 13, 2001).

10.33
Loan and Security Agreement, dated as of August 24, 2001, by and between Fremont Investment & Loan and XM 1500 Eckington LLC (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended
September 30, 2001, filed with the SEC on November 13, 2001).

10.34
Limited Recourse Obligations Guaranty, dated as of August 24, 2001, by XM Satellite Radio Holdings Inc. in favor of Fremont Investment & Loan (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 13, 2001).

10.35
Assignment and Novation Agreement dated as of December 5, 2001, between Holdings, XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.36
Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery dated as of May 15, 2001 between XM Satellite Radio, Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Amendment No. 1 to Holdings’ Registration Statement on Form S-3, File No. 333-89132).

10.37
Amendment to the Satellite Purchase Contract for In-Orbit Delivery dated as of December 5, 2001 between XM Satellite Radio, Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.38	Employment Agreement dated as of June 21, 2002, between Holdings and XM and Joseph J. Euteneuer.

^	Incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-83619.
*
Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

(b)	Reports on Form 8-K:

On April 8, 2002, Holdings filed a Current Report on Form 8-K that contained certain information in connection with its offering of Class A common stock that it deemed of importance to its stockholders.

On April 12, 2002, Holdings filed a Current Report on Form 8-K that contained certain exhibits in connection with its offering of Class A common stock.

On June 24, 2002, XM filed a Current Report on Form 8-K to make a conforming exhibit filing.

On August 2, 2002, Holdings filed a Current Report on Form 8-K in connection with its adoption of a stockholder rights plan.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XM SATELLITE RADIO HOLDINGS INC.
(Registrant)

August 14, 2002	By: /s/ JOSEPH J. EUTENEUER
Joseph Euteneuer, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

XM SATELLITE RADIO INC.
(Registrant)

August 14, 2002	By: /s/ JOSEPH J. EUTENEUER
Joseph Euteneuer, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)