Form 10-Q
period 2003-03-31
XM SATELLITE RADIO HOLDINGS INC
filed 2003-05-15
CIK 1091530

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003

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

Yes    ☒        No    ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☒        No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of March 31, 2003)

CLASS A COMMON STOCK, $0.01 PAR VALUE	108,210,043 SHARES

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

i

EXPLANATORY NOTE

This quarterly report is filed by XM Satellite Radio Holdings Inc. (“Holdings”).  Unless the context requires otherwise, the terms “we,” “our” and “us” refer to Holdings and its subsidiaries.  Holdings’ principal subsidiary is XM Satellite Radio Inc. (“XM”), which is separately filing a quarterly report with the SEC.

This quarterly report and all other reports and amendments filed by us with the SEC can be accessed, free of charge, through our website at http://www.xmradio.com/investor/investor financial and company.html on the same day that they are electronically filed with the SEC.

PART I: FINANCIAL INFORMATION

Item 1:    Financial Statements

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Month Periods ended March 31, 2003 and March 31, 2002

	March 31, 2003	March 31, 2002
	(in thousands, except share and per share data)
Revenue:
Subscriber revenue	$11,885	$1,389
Equipment revenue	592	—
Net ad sales revenue	448	391
Royalties & other	127	5

Total revenue	13,052	1,785

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	3,883	612
Cost of equipment	1,113	—
Ad sales	437	167
Customer care and billing operations	4,842	2,487
Satellite & terrestrial	12,571	10,478
Broadcast & operations	5,332	4,223
Programming & content	4,787	6,024
Total cost of revenue	32,965	23,991

Research & development (excludes depreciation and amortization, shown below)	2,467	2,324
General & administrative (excludes depreciation and amortization, shown below)	9,019	5,015
Marketing (excludes depreciation and amortization, shown below)	35,611	46,330
Depreciation & amortization	39,760	22,486

Total operating expenses	119,822	100,146

Operating loss	(106,770)	(98,361)
Other income (expense):
Interest income	552	1,658
Interest expense	(23,799)	(15,999)
Other income (expense)	3,735	452

Net loss	(126,282)	(112,250)

8.25% Series B preferred stock dividend requirement	(877)	(941)
8.25% Series B preferred stock conversion gain	7,273	—
8.25% Series C preferred stock dividend requirement	(4,125)	(4,555)

Net loss attributable to common stockholders	$(124,011)	$(117,746)

Net loss per share:
Basic and diluted	$(1.26)	$(1.56)
Weighted average shares used in computing net loss per share- basic and diluted	98,654,290	75,241,684

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002
	(unaudited)
	(in thousands, except share data)

ASSETS

Current assets:
Cash and cash equivalents	$193,492	$32,818
Short-term investments	—	9,997
Restricted investments	7,278	25,014
Accounts receivable, net of allowance for doubtful accounts of $330 and $241	4,044	3,756
Due from related parties	1,225	1,478
Related party prepaid expenses	22,261	—
Prepaid and other current assets	13,492	10,362

Total current assets

241,792

83,425

Restricted investments, net of current portion	4,721	4,728

System under construction

55,016

55,016

Property and equipment, net of accumulated depreciation and amortization of $197,457 and $158,266	810,030	847,936
DARS license	141,200	144,042
Intangibles, net of accumulated amortization of $3,483 and $3,172	9,379	9,690
Deferred financing fees, net of accumulated amortization of $6,271 and $3,898	45,887	13,275
Related party prepaid expenses, net of current portion	61,216	—
Prepaid and other assets, net of current portion	4,877	2,168

Total assets	$1,374,118	$1,160,280

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$29,431	$40,006
Accrued expenses	37,107	46,924
Accrued network optimization expenses	4,453	2,201
Current portion of long-term debt	8,783	3,845
Due to related parties	6,664	13,410
Accrued interest	3,391	16,651
Deferred revenue	12,892	9,925
Total current liabilities	102,721	132,962

Related party long-term debt, net of current portion	102,592	—
Long-term debt, net of current portion	465,792	412,540
Due to related parties, net of current portion	12,679	10,618
Deferred revenue, net of current portion	3,369	2,372
Other non-current liabilities	10,115	9,477

Total liabilities	$697,268	$567,969

Stockholders’ equity:
Series A convertible preferred stock, par value $0.01 (liquidation preference of $102,739 at March 31, 2003 and December 31, 2002); 10,786,504 shares issued and outstanding at March 31, 2003 and December 31, 2002	108	108
Series B convertible redeemable preferred stock, par value $0.01 (liquidation preference of $31,114 and $43,364 at March 31, 2003 and December 31, 2002, respectively); 3,000,000 shares authorized, 622,289 shares and 867,289 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	6	9
Series C convertible redeemable preferred stock, par value $0.01 (liquidation preference of $243,633 and $239,508 at March 31, 2003 and December 31, 2002, respectively); 250,000 shares authorized, 200,000 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	2	2
Series D preferred stock, par value $0.01 (liquidation preference of $0 at March 31, 2003 and December 31, 2002); 250,000 shares authorized at March 31, 2003 and December 31, 2002, no shares issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Class A common stock, par value $0.01; 600,000,000 shares and 225,000,000 shares authorized at March 31, 2003 and December 31, 2002, respectively, 108,210,043 shares and 91,706,056 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	1,082	917
Class C common stock, par value $0.01; 15,000,000 shares authorized at March 31, 2003 and December 31, 2002, no shares issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Additional paid-in capital	1,687,920	1,477,261
Accumulated deficit	(1,012,268)	(885,986)

Total stockholders’ equity	676,850	592,311

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,374,118	$1,160,280

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three-Month Periods ended March 31, 2003 and 2002

	March 31, 2003	March 31, 2002
	(in thousands)
Cash flows from operating activities:
Net loss	$(126,282)	$(112,250)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	208	32
Ad-Sales barter revenue	(13)	—
Depreciation and amortization	39,760	22,486
Accretion of interest	5,290	—
Loss on disposal of computer equipment	464	—
Non-cash loss on conversion of 14% senior secured notes	2,212	—
Non-cash gain on conversion of 7.75% convertible notes	(5,634)	—
Amortization of deferred financing fees and debt discount	3,174	1,333
Non-cash stock-based compensation	2,971	637
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(496)	(638)
(Increase) decrease in due from related parties	253	—
(Increase) decrease in prepaid and other current assets	(3,118)	(1,617)
(Increase) decrease in long-term prepaids and other assets	(2,708)	18
Increase (decrease) in accounts payable and accrued expenses	2,255	(2,638)
Increase (decrease) in amounts due to related parties	880	(6,136)
Increase (decrease) in deferred revenue	3,964	—
Increase (decrease) in accrued interest	(13,260)	(12,586)

Net cash used in operating activities	(90,080)	(111,359)

Cash flows from investing activities:
Purchase of property and equipment	(2,186)	(935)
Additions to system under construction	—	(7,248)
Net purchase/maturity of short-term investments	—	(31,774)
Net purchase/maturity of restricted investments	22,750	22,750
Other investing activities	4,989	(1,032)

Net cash provided by (used in) investing activities	25,553	(18,239)

Cash flows from financing activities:
Proceeds from sale of common stock and capital contributions	33,890	19
Proceeds from issuance of 10% senior secured discount convertible notes	210,000	—
Repayment of 7.75% convertible subordinated notes	(6,723)	—
Buyback of Series B preferred stock	(4,977)	—
Deferred financing costs	(6,075)	—
Payments on mortgage on corporate facility	(107)	(55)
Payments on capital lease obligations	(807)	(567)

Net cash provided by (used in) financing activities	225,201	(603)

Net increase (decrease) in cash and cash equivalents	160,674	(130,201)
Cash and cash equivalents at beginning of period	32,818	182,497

Cash and cash equivalents at end of period	$193,492	$52,296

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Nature of Business

XM Satellite Radio Inc. (“XMSR”), was incorporated on December 15, 1992 in the State of Delaware for the purpose of operating a digital audio radio service (“DARS”) under a license from the Federal Communications Commission (“FCC”).  XM Satellite Radio Holdings Inc. (the “Company”) was formed as a holding company for XMSR on May 16, 1997.  In 2001, the Company’s satellites, “Rock” and “Roll,” were successfully launched on March 18, 2001 and May 8, 2001, respectively.  The Company commenced commercial operations in two markets on September 25, 2001 and completed its national rollout on November 12, 2001.

(2)  Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of XM Satellite Radio Holdings Inc. and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated.

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Holdings Inc. and its subsidiaries as of March 31, 2003 and December 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year.  The accompanying financial statements are unaudited and should be read in conjunction with the Company’s 2002 consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K.  Certain reclassifications have been made to prior-period amounts to conform with the 2003 presentation, including the reclassification of ad sales expense and certain revenue share payments to cost of revenue.

(3)  Stock-Based Compensation

At March 31, 2003, the Company had two stock-based employee compensation plans.  The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended March 31,
	2003	2002
	(amounts in thousands, except per share data)

Net income (loss) attributable to common stockholders, as reported	$(124,011)	$(117,746)
Add: stock-based employee compensation expense included in net income (loss), net of tax	$—	$89
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	$(6,063)	$(7,821)

Pro forma net loss	$(130,074)	$(125,478)

As reported – net loss per share – basic and diluted	$(1.26)	$(1.56)
Pro forma – net loss per share – basic and diluted	$(1.32)	$(1.67)

(4)  January 2003 Financings

On January 28, 2003, the Company completed (1) an exchange of over $300 million of the $325 million aggregate principal amount of outstanding debt issued by XMSR, (2) a restructuring of $250 million in payment obligations to General Motors Corporation (“GM”) due through 2006, and (3) a private placement resulting in gross proceeds to the Company of $225 million.

14% Senior Secured Discount Notes Issued in Exchange

The Company accepted for exchange $300.2 million aggregate principal amount of the previously outstanding $325.0 million of XMSR’s 14% Senior Secured Notes due 2010.  For each $1,000 principal amount of notes tendered for exchange, the tendering holder received:

•                  $1,459 principal amount at maturity of 14% Senior Secured Discount Notes due 2009 issued by XM Satellite Radio Inc. and guaranteed by XM Satellite Radio Holdings Inc.;

•                  a warrant to purchase 85 shares of the Company’s Class A common stock at an exercise price of $3.18 per share; and

•                  $70 in cash.

The exercise price of each warrant may be paid either in cash or without the payment of cash by reducing the number of shares of Class A common stock that would be obtainable upon the exercise of a warrant.  The warrants are fully vested and expire December 31, 2009.  The face value of the 14% senior secured discount notes is reduced by a discount of $60,981,000 associated with the fair value of the related warrants.  The fair value was calculated using a Black-Scholes based methodology.  These notes are reported on the Company's condensed consolidated balance sheet as of March 31, 2003 as follows (in thousands).

Face amount of notes at January 28, 2003	$300,176
Warrant discount at January 28, 2003	(60,981)
Carrying amount at January 28, 2003	239,195
Discount amortization / interest accretion through March 31, 2003	4,156
Extinguishments through March 31, 2003 (see Note 5)	(9,991)
Carrying amount at March 31, 2003	$233,360

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restructuring of GM Obligations

Under certain agreements with General Motors and its subsidiary, OnStar Corporation, the Company and XMSR issued to OnStar a 10% Senior Secured Convertible Note due December 31, 2009 with an aggregate principal amount of $89 million in lieu of XMSR’s obligation to make $115 million in guaranteed payments from 2003 to 2006 under the distribution agreement with OnStar Corporation.  The Company also entered into a $100 million credit facility with GM and issued a warrant to GM to purchase 10 million shares of Class A common stock at an exercise price of $3.18 per share.  The warrant is fully vested and expires after five years. The Company determined that the fair value of the warrant was $25.2 million, and the unamortized amount is included in deferred financing fees on the Company's condensed consolidated balance sheet as of March 31, 2003.  The fair value of the warrant was calculated using a Black-Scholes based methodology.  The note issued to OnStar is convertible and the warrant exercisable only to the extent GM would not beneficially own more than 19.9% of the Company’s Class A common stock, unless the Company and GM otherwise agree and certain stockholder approvals are obtained.

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

GM provided the Company and XMSR with a $100.0 million Senior Secured Credit Facility, maturing as late as December 2009, that enables the Company to make monthly draws to finance payments that become due under the Company’s distribution agreement with OnStar Corporation and other GM payments.  The Company and XMSR are co-borrowers under this credit facility.  The outstanding principal amount of all draws will be due December 31, 2009 and bear interest at the applicable 90-day LIBOR rate plus 10%.  The Company will be able to make interest payments in shares of Class A common stock having an aggregate fair market value at the time of payment equal to the amount of interest due.  The fair market value will be based on the average daily trading prices of the Class A common stock over the ten business days prior to the day the interest payment is due.  The Company has the option to prepay all draws in whole or in part at any time but will not be able to re-borrow any prepaid amounts.  Beginning in 2005, the Company will be required to prepay the amount of any outstanding advances in an amount equal to the lesser of (i) 50% of the Company’s excess cash and (ii) the amount necessary to prepay the draws in full.  In order to make draws under the credit facility, the Company is required to have a certain minimum number of subscribers that are not originated by GM and a minimum pre-marketing cash flow.

GM provided the Company with the ability to make up to $35.0 million in future subscriber bounty payments (“subscriber acquisition payments”) that the Company may owe to OnStar under the distribution agreement in shares of Class A common stock, valued at fair market value at the time of payment.

Private Placement of 10% Senior Secured Discount Convertible Notes and Class A Common Stock

The Company sold $210.0 million of 10% Senior Secured Discount Convertible Notes due December 31, 2009 to certain institutional and accredited investors, including some of its current investors.  The Company and XMSR are co-obligors on these new investor notes.  At any time, a holder of new investor notes may convert all or part of the accreted value of its notes at a conversion price of $3.18 per share.  The face value of the 10% senior secured discount convertible notes is reduced by a discount of $2,842,000 associated with the fair value of the consideration provided to certain of these investors at the time of issuance.  The face value of these notes is also

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

reduced by a beneficial conversion feature of $68,879,000.  These notes are reported on the Company's condensed consolidated balance sheet as of March 31, 2003 as follows (in thousands).

Face amount of notes at January 28, 2003	$210,000
Discount at January 28, 2003	(2,842)
Beneficial conversion feature at January 28, 2003	(68,879)
Carrying amount at January 28, 2003	138,279
Discount amortization / interest accretion through March 31, 2003	3,766
Carrying amount at March 31, 2003	$142,045

The Company is not able to prepay or redeem the new investor notes.  Beginning four years after the issuance of the new investor notes, the Company will be able to convert all, but not less than all of the notes at the conversion price if: (i) shares of Class A common stock have traded on the Nasdaq National Market or a national securities exchange for the previous 30 trading days at 200% of the conversion price, (ii) the Company reported earnings before interest income and expense, other income, taxes, depreciation (including amounts related to research and development) and amortization greater than $0 for the immediately preceding quarterly period for which the Company reports its financial results, (iii) immediately following such conversion, the aggregate amount of Holdings’ and its subsidiaries’ indebtedness is less than $250 million, and (iv) no shares of the Company’s Series C preferred stock remain outstanding.

The Company also sold $15.0 million of its Class A common stock at a per share purchase price of $2.70 to a private investor and issued a warrant to purchase 900,000 shares of its Class A common stock at an exercise price of $3.18 per share to R. Steven Hicks, who joined the Company’s board of directors in connection with these transactions.  This warrant was valued at $2.3 million using a Black-Scholes based methodology, and the unamortized amount is included in deferred financing fees on the condensed consolidated balance sheet as of March 31, 2003.

(5)                  Other Equity Issuances

In February and March 2003, the Company issued 4,527,947 shares of Class A common stock for gross proceeds of $19.6 million under its Direct Stock Purchase Program (DSPP).

Concurrent with the funds raised through the DSPP in February and March 2003, the Company entered into agreements with certain holders of its notes to exchange $38.9 million carrying value, or $46.1 million fully accreted face value at maturity, of their notes, for $6.7 million in cash consideration and 4,352,375 shares of Class A common stock.  The Company recorded a gain of $3.6 million from these debt extinguishments in other income on the condensed consolidated statement of operations for the three months ended March 31, 2003.  Also concurrent with the funds raised through the DSPP in February and March 2003, the Company entered into agreements with certain holders of its 8.25% Series B convertible redeemable preferred stock to exchange $12.3 million in shares of Series B preferred stock for $5.0 million in cash consideration.  The Company recorded an increase of $7.3 million in additional paid in capital on the condensed consolidated balance sheet as of March 31, 2003 from the exchange of this preferred stock.  Additionally, the Company entered into agreements with certain holders of Class A common stock warrants to exchange 28,145 warrants convertible into 2,392,325 shares of Class A common stock for 1,669,400 shares of common stock.

In April 2003, the Company issued 4,880,847 shares of Class A common stock for gross proceeds of $30.4 million under its DSPP.  Concurrent with the funds raised through the DSPP in April 2003, in April 2003 and through May 6, 2003, the Company entered into agreements with certain holders of its notes to exchange $49.5 million carrying value, or $70.9 million fully accreted face value at maturity, of their notes for 5,775,000 shares of Class A common stock.  The Company will record a loss of approximately $18.9 million from the extinguishment of these notes during the second quarter of 2003.  Also concurrent with the funds raised through the DSPP in April 2003, the Company entered into agreements with certain holders of its 8.25% Series B convertible redeemable preferred stock to exchange $7.4 million in shares of Series B preferred stock for $5.2 million in cash consideration.  Additionally, the Company entered into agreements with certain holders of Class A common stock warrants to exchange 15,000 warrants convertible into 1,275,000 shares of Class A common stock for 978,000 shares of common stock.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)                  Long-Term Debt

Long-term debt at March 31, 2003 and December 31, 2002 consisted of the following (in thousands):

	March 31, 2003	December 31, 2002

14% senior secured notes - original issue due 2010	$22,824	$325,000
14% senior secured discount notes due 2009	284,263	—
Add: accretion of interest on 14% senior secured notes	1,615	—
Less: unamortized discount on both issuances of 14% senior secured notes	(108,897)	(57,102)
10% senior secured discount convertible notes	210,000	—
Add: accretion of interest on 10% senior secured discount discount convertible notes	3,675	—
Less: unamortized discount on 10% senior secured discount convertible notes	(71,630)	—
7.75% convertible subordinated notes	58,182	79,057
Mortgage	28,466	28,573
Loan payable	35,000	35,000
Notes payable	6,027	—
Related party long-term debt	102,592	—
Capital leases	5,050	5,857
Total debt	$577,167	$416,385
Less current installments	(8,783)	(3,845)

Long-term debt, excluding current installments	$568,384	$412,540

(a) 14% Senior Secured Notes

On March 15, 2000, the Company closed a private placement of 325,000 units, each unit consisting of $1,000 principal amount of 14% senior secured notes due 2010 of XMSR and one warrant to purchase 8.024815 shares of the Company’s Class A common stock at a price of $49.50 per share. The Company realized net proceeds of $191,500,000, excluding $123,000,000 used to acquire securities that will be used to pay interest payments due under the notes for the first three years. The $325,000,000 face value of the notes was offset by a discount of $65,746,000 associated with the fair value of the related warrants. In January 2003, the Company completed an exchange of 300,176 14% senior secured notes due 2010 for $437,956,784 principal amount at maturity of 14% senior secured discount notes due 2009, warrants to purchase 25,514,960 shares of the Company’s Class A common stock at a price of $3.18 per share and $21,012,320 in cash.  The face value of the 14% senior secured discount notes was offset by a discount of $60,981,000 associated with the fair value of the related warrants. See note 4 above for further discussion regarding the exchange of the notes. As of March 31, 2003 and December 31, 2002, the Company had amortized $11,559,000 and $8,644,000 of the discount, respectively.  During the three months ended March 31, 2003, the Company also negotiated the exchange of $2,107,000 carrying value, or $2,000,000 principal amount at maturity, of 14% senior secured notes due 2010 and $15,945,000 carrying value, or $23,267,000 fully accreted face value at maturity, of 14% senior secured discount notes due 2009 by issuing 2,661,500 shares of its Class A common stock.  Subsequent to March 31, 2003 and through May 6, 2003, the Company negotiated the exchange of $49,536,000 carrying value, or $70,941,000 fully accreted face value at maturity, of 14% senior secured discount notes due 2009 by issuing 5,775,000 shares of its Class A common stock.  See note 5 above for further discussion regarding these equity exchange transactions.

(b) 10% Senior Secured Discount Convertible Notes

On January 28, 2003, the Company sold $210,000,000 of 10% senior secured discount convertible notes due December 31, 2009 to certain institutional and accredited investors, including some of its current investors.  The $210,000,000 face value of the notes was offset by a discount of $2,842,000 associated with the fair value of the consideration provided to certain of these investors at the time of issuance. See note 3 above for further discussion regarding this transaction.  In connection with this transaction, the Company also recognized a beneficial conversion feature of $68,879,000.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(c) 7.75% Convertible Subordinated Notes

On March 6, 2001, the Company closed a public offering of $125,000,000 of its 7.75% convertible subordinated notes due 2006, which yielded net proceeds of $120,700,000. The subordinated notes are convertible into shares of the Company’s Class A common stock at a conversion price of $12.23 per share. In July and August 2001, the holders of the 7.75% convertible subordinated notes exchanged $45,900,000 of notes for 4,194,272 shares of the Company’s Class A common stock. The Company incurred a charge of $6,500,000 to interest for the incentivized conversion.  During the three months ended March 31, 2003, the holders of the 7.75% convertible subordinated notes exchanged $20,875,000 of notes for 1,690,875 shares of the Company’s Class A common stock and $6,723,000 in cash.

(d) Mortgage

On August 24, 2001, the Company entered into a loan and security agreement with a lender that provided it with $29,000,000 to purchase its corporate headquarters and incurred $500,000 in financing costs associated with the transaction. The loan bore interest at 8% until it adjusted on March 1, 2002 to the six month LIBOR rate plus 3.5%. The interest rate is adjusted every six months and may not exceed the ceiling rate of 14% or the floor rate of 8%. The loan will mature on September 1, 2006. The Company used the proceeds along with $5,000,000 to purchase its corporate headquarters for $34,000,000 and incurred $800,000 in closing costs on the transaction. The mortgage is secured by the building and an escrow of $3,000,000 at March 31, 2003. The Company is obligated to either increase the escrow by $500,000 during 2003 or establish letters of credit to provide for these obligations.

(e) Loan Payable

On December 5, 2001, the Company entered into a Customer Credit Agreement with Boeing Capital Corporation (“BCC”) pursuant to which the Company borrowed $35,000,000 from BCC at an interest rate equal to LIBOR plus 3.5%, increasing to LIBOR plus 4.5% after December 5, 2003, which is compounded annually and payable quarterly in arrears. The principal is due on the earlier of December 5, 2006 or the launch of the ground spare satellite. The principal would also become due should the Boeing Satellite Contract (note 10(d)) be terminated. The loan is secured by the Company’s interest in the ground spare satellite, excluding its payload.

(f) Related Party Notes

On January 28, 2003, the Company and XMSR issued to Onstar, a subsidiary of GM, a 10% senior secured convertible note due December 31, 2009 with an aggregate principal amount of $89,042,000 in lieu of XMSR’s obligation to make $115,000,000 in guaranteed payments from 2003 to 2006 under the distribution agreement with Onstar. GM also provided the Company and XMSR with the ability to make up to $35,000,000 in future subscriber acquisition payments that the Company may owe to Onstar under the distribution agreement in shares of Class A common stock and provided the Company with a $100,000,000 credit facility agreement.  As of March 31, 2003, the Company has incurred $13,550,000 in subscriber acquisition payments due to Onstar that may be converted into its Class A common stock.

(g) Notes Payable

The Company has established notes payable for credit facilities to vendors for the deferral of $6.0 million in amounts owed.  These notes are payable in 2004 and 2005 and accrue interest at 6%.  The Company also issued warrants in connection with these notes.  The fair value of these warrants is $169,000 and is included in deferred financing fees.

(7)                  Revenue Recognition

The Company derives revenue primarily from basic and premium subscription and activation fees as well as advertising, direct sales of equipment and royalties.

Subscriber revenue, which is generally billed in advance, consists of (i) fixed charges for service, which are recognized as the service is provided and (ii) non-refundable activation fees that are recognized ratably over the estimated 40-month life of the customer relationship.  Direct activation costs are expensed as incurred. Promotions for free or discounted activation or service are treated as a reduction to revenue during the period of the promotion.  Rebates to subscribers are recorded as reductions to revenue when claimed.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes advertising revenue from sales of advertisements in the period in which the advertisement is broadcast.  Agency fees are presented as a reduction to revenue in the condensed consolidated statement of operations.  Advertising revenue for the three months ended March 31, 2003 and 2002 included advertisements sold in exchange for goods and services (barter) recorded at fair value.  Revenue from barter transactions is recognized when advertisements are broadcast.  Merchandise or services received are charged to expense when received or used. Barter transactions are not significant to the Company’s condensed consolidated results of operations.

Equipment revenue is recognized at the time of shipment of the equipment.  Royalties are recognized when earned.

(8)  Net Income (Loss) Per Share

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

(9)  Related Party Transactions

The Company had the following amounts due from related parties at March 31, 2003 and December 31, 2002 (in thousands):

	March 31, 2003	December 31, 2002

GM	$1,225	$1,478

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had the following amount as related party prepaid expense at March 31, 2003 and December 31, 2002 (in thousands):

	March 31, 2003	December 31, 2002

GM	$83,477	$—

The Company had the following amounts outstanding to related parties at March 31, 2003 and December 31, 2002 (in thousands):

	March 31, 2003	December 31, 2002

GM	$14,864	$20,908
Hughes	29	58
DIRECTV, Inc.	—	3
Clear Channel	4,450	3,059
	$19,343	$24,028

The Company had the following related party debt at March 31, 2003 and December 31, 2002 (in thousands):

	March 31, 2003	December 31, 2002

GM	$102,592	$—

During November 2002, the Company initiated joint promotional activities with General Motors targeted at new GM car buyers who subscribe to XM service.  During the three months ended March 31, 2003, approximately 54,000 subscribers took advantage of the joint promotion.  In addition, during December 2002, GM purchased XM service for approximately 7,000 of their dealers. These subscribers are included in the Company’s three months subscriber totals. Subscriber revenues earned from related parties are as follows (in thousands):

	March 31, 2003	March 31, 2002

Subscriber revenue	$1,050	$—

The Company has relied upon certain related parties for legal, technical marketing and other services during the three months ended March 31, 2003 and 2002.  Total costs incurred in transactions with related parties are as follows (in thousands):

	Three months ended March 31, 2003
	GM	Hughes	Clear Channel

Terrestrial repeater network engineering and manufacturing	$—	$69	$—
Terrestrial repeater site leases	—	—	15
Customer care & billing operations	—	—	—
Ad sales	—	—	1,834
Marketing	18,146	—	1,072
General and administrative	—	—	—

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31, 2002
	GM	Hughes	DIRECTV	Clear Channel	LCCI	Motient

Terrestrial repeater network engineering and manufacturing	$—	$10,927	$—	$—	$4,515	$—
Terrestrial repeater site leases	—	—	—	12	—	—
Customer care & billing operations	8	—	33	—	—	—
Ad sales	—	—	—	1,595	—
Marketing	1,088	—	—	581	—	—
General and administrative	—	—	—	—	—	40

(a)  GM

In 1999, the Company established a distribution agreement with GM (see note 10 (g)).  Under the terms of the agreement, GM distributes the XM Radio Service in various models of its vehicles.  This agreement was amended in June 2002 and January 2003 (see note 10 (g)).

(b)  Hughes

In 1999, the Company entered into a terrestrial repeater manufacturing agreement with Hughes (see note 10 (e)).

(c)  DIRECTV

In 1999, the Company entered into a consulting services agreement with DIRECTV.  The agreement provides for DIRECTV professionals to aid the Company’s efforts in establishing its customer care center and billing operations on a time and materials basis.

(d)  Clear Channel

Pursuant to an operational assistance agreement with Clear Channel Communications, the Company receives programming service.  In addition, in 2000, the Company entered into a sponsorship agreement with SFX Marketing, now Clear Channel Entertainment, to advertise the Company’s service at Clear Channel Entertainment events and venues.  Since 2000, Premiere Radio Networks, a subsidiary of Clear Channel Communications has served as one of the Company’s ad sales representatives.  Under separate agreements, the Company also runs advertisements on a spot and network basis on radio stations owned by Clear Channel Communications.

(e)  LCCI

In 1999, the Company entered into the LCCI Services Contract (see note 10(e)), and LCCI also provides certain ongoing consulting engineering work for the Company relating to the terrestrial repeater network on a time and materials basis.  LCCI ceased to be a related party in 2002.

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

(c)  Technology Licenses

Effective January 1, 1998, XMSR entered into a technology licensing agreement with Motient and WorldSpace Management Corporation (“WorldSpace MC”) by which as compensation for certain licensed technology then under development to be used in the XM Radio System, XMSR pays certain amounts to WorldSpace MC; $5 million of such amounts have been deferred and are to be paid, plus interest, over the next five years.  The actual amounts to be incurred under this agreement are dependent upon further development of the technology, which is at XMSR’s option.  The agreement includes provisions for sharing certain costs related to the further development of technology and for royalty payments from XMSR to WorldSpace MC.

(d)  Satellite Contract

Under the Company’s satellite contract, Boeing Satellite Systems (“BSS”) delivered two satellites in orbit and is to complete construction of a ground spare satellite.  BSS also provided ground equipment and software used in the XM Radio system and certain launch and operations support services.  The contract also provides for in-orbit incentives to be earned depending on the performance of the in-orbit satellites over their useful lives.  Future payments under the satellite contract could total up to an additional $68,285,000 over the useful lives of the satellites.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 5, 2001, the Company and BSS amended the satellite contract so as to permit the deferral of $31,350,000 of payments to be made under the agreement, as well as to provide certain additional rights and obligations of the Company, including the launch of the ground spare satellite on the SeaLaunch launch vehicle should the ground spare satellite be launched between specified dates.  Amounts deferred under the satellite contract include (i) $15,000,000 of the purchase price for the ground spare satellite and (ii) $16,350,000 of in-orbit incentive payments relating to the Company’s two existing satellites, XM “Rock” and XM “Roll.”  Interest will accrue on the $15,000,000 commencing when the ground spare satellite is available for shipment (it is currently being modified to address the solar power anomaly), and the principal of such amount is to be paid on December 5, 2006.  Similarly, the $16,350,000 of incentive payments relating to Rock and Roll has been deferred (with interest payable currently), with the principal amount (to the extent earned) payable on December 5, 2006.  After December 5, 2006, BSS must repay the Company incentive amounts that are not earned on a current basis.  Incentive payment amounts are earned (and expensed through operations) on a daily basis for each day that a satellite meets or exceeds its applicable performance specifications.  Under the amendment, the deferred amounts bear interest at the rate of 8%, compounded annually, and are payable quarterly in arrears.

As of March 31, 2003, the Company had paid approximately $470,803,000 under the satellite contract and had recognized an additional liability of $2,619,000 for in-orbit incentives and related interest.

(e)  Terrestrial Repeater System Contracts

As of March 31, 2003, the Company had incurred aggregate costs of approximately $267,559,000 for its terrestrial repeater system.  These costs covered the capital costs of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas.  In August 1999, the Company signed a contract with LCCI calling for engineering and site preparation.  As of March 31, 2003, the Company had paid $128,356,000 under this contract.  There are no further payments due under the LCCI contract.  The Company also entered into a contract effective October 22, 1999 with Hughes for the design, development and manufacture of the terrestrial repeaters.  As of March 31, 2003, the Company had paid $113,900,000 under this contract and recorded an additional liability of $29,000.

(f)  Accrued Network Optimization Expenses

As a result of the planned reduction of the number of terrestrial repeater sites, the Company recognized a charge of $3,393,000 during the three-month period ended March 31, 2003 compared to $0 during the three-month period ended March 31, 2002.  At March 31, 2003, the Company had recorded a lease termination accrual of $4,453,000 that represents an estimate of the costs to terminate the remaining 98 leases based on management’s judgment, advice of lease consultants, and on-going negotiations with landlords.  The liability also includes the estimated costs to deconstruct the existing sites, which are based upon quotes from contractors.  This amount could vary significantly from the actual amount incurred, depending primarily on the Company’s ability to negotiate lease termination settlements.

(g)  GM Distribution Agreement

The Company has a long-term distribution agreement with OnStar, a subsidiary of GM.  During the term of the agreement, which expires 12 years from the commencement date of the Company’s commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services.  The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States.  The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of the Company’s commencement of commercial operations, and to provide that the Company may make certain payments to GM in the form of indebtedness or shares of the Company’s Class A common stock, as described above in note 4 above.  The Company’s total cash payment obligations were not increased.  The Company has significant annual, fixed payment obligations to GM.  As a result of the June 2002 amendment, the Company commenced recognizing these fixed payment obligations for the period ending through November 2005, which approximate $63.6 million, on a straight-line basis.  However, due to the January 2003

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

amendment to the Distribution Agreement and GM’s current roll out plans which indicate a likelihood of GM exceeding minimum installation targets, the Company is now prospectively recognizing these fixed payments due through September 2013, which approximate $397.3 million, on a straight-line basis.  The Company issued a 10% Senior Secured Convertible Note due 2009 with an aggregate principal amount of $89,042,387 to OnStar in lieu of making these fixed payments to OnStar for amounts otherwise due in 2003 through 2006.  The Company has recorded $22.3 million of current prepaid expense to related party and $61.2 million of non-current prepaid expense to related party in the condensed consolidated balance sheet at March 31, 2003.

In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service.  The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios.  The Company will also make available to GM bandwidth on its system.  As part of the agreement, OnStar provides certain call-center related services directly to XM subscribers who are also OnStar customers and the Company must reimburse OnStar for these XM-related call center services.  The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio’s service.  The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service, starting with 1,240,000 units by November 2005, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market.  There can be no assurances as to the outcome of any such renegotiations.  General Motors’ exclusivity obligations will discontinue if, by November 2005 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market.  Prior to 2001, the Company had not incurred any costs under the distribution agreement.  As of March 31, 2003 and 2002, the Company paid $15.7 million and $1.1 million, respectively, and incurred total costs of $49.5 million and $2.4 million, respectively, under the distribution agreement.

(h)  Joint Development Agreement

Under the terms of a joint development agreement with Sirius Radio, the other holder of an FCC satellite radio license, each party is obligated to fund one half of the development cost for a unified standard for satellite radios.  During the three-month periods ended March 31, 2003 and 2002, the Company incurred costs of $35,000 and $0 respectively, in relation to this agreement. The costs related to the joint development agreement are being expensed as incurred in research and development.  The prior arbitration with Sirius has been resolved, with no payment by either side.

(i)  Sales, Marketing and Distribution Agreements

The Company has entered into various joint sales, marketing and distribution agreements.  Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements.  The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs.  During the three-month period ended March 31, 2003 and 2002, the Company incurred expenses of $7.6 million and $11.4 million respectively, in relation to these agreements excluding the GM distribution agreement.  The amount of these costs will vary in future years, but is expected to increase during the rest of the year as the number of subscribers and revenue increase.

(j)  Programming Agreements

The Company has entered into various programming agreements.  Under the terms of these agreements, the Company is obligated to provide payments to other entities that may include fixed payments, advertising

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

commitments and revenue sharing arrangements.  During the three-month periods ended March 31, 2003 and 2002, the Company incurred expenses of $3.0 million and $6.1 million, respectively, in relation to these agreements.  The amount of these costs will vary in future years, but is expected to increase during the rest of the year as the number of subscribers and advertising revenue increase.  The amount of the costs related to these agreements cannot be estimated, but are expected to be substantial future costs.

(k)  Royalty Agreements

The Company has entered into fixed and variable revenue share payment agreements with performance rights organizations that expire as late as 2006.  During the three-month periods ended March 31, 2003 and 2002, the Company incurred expenses of $2.3 million and $156,000, respectively, in relation to these agreements.

(l)  Warrants

Sony Warrant

In February 2000, the Company issued a warrant to Sony exercisable for shares of the Company’s Class A common stock.  The warrant will vest at the time that the Company attains its one-millionth customer, and the number of shares underlying the warrant will be determined by the percentage of XM Radios that have a Sony brand name as of the vesting date.  If Sony achieves its maximum performance target, the warrant will be exercisable for 2% of the total number of shares of the Company’s Class A common stock on a fully-diluted basis.  The exercise price of the Sony warrant will equal 105% of fair market value of the Class A common stock on the vesting date, determined based upon the 20-day trailing average.  During  the three-month periods ended March 31, 2003 and 2002, the Company recognized $2.5 million and $156,000, respectively, in non-cash compensation expense related to these warrants.

CNBC Warrant

In May 2001, the Company granted a warrant to purchase 90,000 shares of Class A common stock consisting of three 30,000 share tranches to purchase shares at $26.50 per share, which expire in 11, 12, and 13 years, respectively.  The warrants began to vest on September 25, 2001 when the Company reached its commercial launch and will be vested on September 1, 2002, 2003, and 2004, respectively.  During the three-month periods ended March 31, 2003 and 2002, the Company recognized $131,000 and $269,000, respectively, in non-cash compensation expense related to these warrants.

(m)  Service Providers

The Company has entered into agreements with service providers for customer care functions to subscribers of its service.  Employees of the service provider have access to the Company’s customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquiries from subscribers.  The Company pays its service provider an hourly rate for each customer care representative supporting its subscribers.  During the three-month periods ended March 31, 2003 and 2002, the Company incurred $2.7 million and $1.3 million, respectively, in relation to this agreement.

(11)  Supplemental Cash Flows Disclosures

The Company paid $37,059,000 and $26,611,000 for interest (net of amounts capitalized) during the three-month periods ended March 31, 2003 and 2002, respectively.  Additionally, the Company incurred the following non-cash financing and investing activities (in thousands):

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three-month periods ending March 31,
	2003	2002

Accrued system milestone payments	$4,943	$21,162
Issuance of note for prepaid expenses	89,042	—
Issuance of warrants for deferred financing fees	27,439	—
Issuance of notes for accrued expenses	19,577	—
Discount on debt securities	132,702	—
Conversion of debt to equity	21,638	—
	$295,341	$21,162

(12)  Recent Accounting Pronouncements

The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003, and SFAS 143 does not have a material impact on the financial statements.  The Company’s asset retirement obligations are limited to deconstruction of its terrestrial repeater sites.  SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred.  When a new liability is recorded, the Company will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies.  SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions.  The Company recorded a gain of $3.6 million during the three months ended March 31, 2003 from the early retirement of $38.8 million of principal.  The gain is reported in other income (expense) in the condensed consolidated statement of operations.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.  This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.  The disclosures required by SFAS No. 148 are included in note 3 to these condensed consolidated financial statements.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections herein, including statements regarding the development of our business, the markets for our services, our anticipated capital expenditures, and other similar statements are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified as any statement that does not relate strictly to historical or current facts.  Forward-looking statements use such words as “plans,” “expects,” “will,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believes,” “anticipates,” “intends,” “may,” “should,” “continue,” “seek,” “could” and other similar reasonable expressions.  Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved.  The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the “Cautionary Statements”) include, without limitation, the key factors that have a direct bearing on our future results of operations.  These are our significant expenditures and losses, unproven market for our service; health of our satellites; potential need for additional financing, substantial indebtedness, as well as other risks referenced from time to time in filings with the SEC, including our Form 10-K, filed March 31, 2003.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.  We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect the occurrence of unanticipated events.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herewith, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto for the three-year period ended December 31, 2002, included in our Annual Report on Form 10-K.

This quarterly report on Form 10-Q is filed by XM Satellite Radio Holdings Inc. XM Satellite Radio Inc. is filing separately.  The principal differences between the financial condition of Holdings and XM, which are not significant in amount, are:

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

Accordingly, the results of operations for XM and its subsidiaries are substantially the same as the results for Holdings and its subsidiaries discussed above except that XM incurs:

•

additional rent, less depreciation and amortization expense and less other income, in each case principally related to XM's rental of its corporate headquarters from Holdings, which are intercompany transactions that have been eliminated in the Holdings financial statements;

•	less interest expense principally related to the additional indebtedness at Holdings; and

•	less interest income because of additional cash balances at Holdings.

Introduction

XM was incorporated in Delaware in 1992 and Holdings became a holding company for XM in early 1997.  We emerged from the development stage in the fourth quarter of 2001, following the commencement of our service in two test markets on September 25, 2001 and nationwide launch on November 12, 2001.  Accordingly, the results for the quarter ended March 31, 2002 reflect limited commercial operations and the direct comparison of the results of operations for the quarters ended March 31, 2003 and 2002 may not be meaningful with respect to revenue and various other line items.  As of March 31, 2003, we had 483,075 subscribers.

We raised $1.9 billion of equity and debt net proceeds through March 31, 2003 from investors and strategic partners to fund our operations.  This includes $225 million of gross funds raised in the January 2003 financing transactions.  The January 2003 financing transactions also included $250 million of payment deferrals and a line of credit.  Following completion of this January 2003 financing, so long as we meet the revenue, expense and cash flow projections of our refined business plan, we expect to be fully funded and will not need to raise additional financing to continue operations.  Our business plan contemplates the use of either insurance proceeds and/or vendor financing to launch replacement satellite(s).

We will continue to incur operating losses until we substantially increase the number of our subscribers and develop a stream of cash flow sufficient to cover operating costs.  We also have significant outstanding contracts and commercial commitments that need to be paid in cash or through credit facilities over the next several years, including to fund subsidies and distribution costs, particularly under our arrangement with General Motors, programming costs, repayment of long-term debt, lease payments and service payments, as further described below under the heading “Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments.” Our ability to become profitable also depends upon other factors identified below under the heading “Liquidity and Capital Resources—Future Operating and Capital Resource Requirements.”

Results of Operations

To better explain our performance during 2003 and on an on-going basis, we have expanded the number of revenue and expense categories to better reflect the drivers of the business.  Descriptions for expanded revenue and expense categories are outlined below.

Subscription Revenue

Subscription includes fees from basic and premium service net of subscription-related promotions.

Activation Revenue

Activation includes amortization of subscription activation fees over the estimated average life of a subscriber.

Equipment Revenue

Equipment includes revenue from XM's direct sales of radios.

Net Ad Sales Revenue

Net Ad Sales includes revenue from sales of advertisements and programming sponsorships to advertisers on the XM network, net of agency commissions.

Cost of Revenue

Costs of Revenue are those expenses directly related to the generation of subscriber and advertising revenue and have variable and fixed components.  Cost of Equipment, Revenue Share & Royalties, along with Customer Care & Billing tend to fluctuate along with increases and decreases in revenues and/or subscribers.  Satellite & Terrestrial, Broadcast & Operations and Programming & Content are not expected to fluctuate directly with changes in revenue and/or subscribers.  Ad Sales, which includes internal and external costs directly associated with selling advertisements on the XM network, tends to fluctuate with increases and decreases in advertising revenue.

Research & Development

Research & Development is a discretionary expense used primarily to drive new product development and radio component and radio unit cost reductions.

General & Administrative

General & Administrative expenses include legal, human resources, accounting and other overhead costs.

Marketing

Marketing includes: Retention & Support, which are those indirect costs that are not associated with gaining a subscriber and are not expected to fluctuate directly with changes in revenue and/or subscribers; Subsidies & Distribution, which includes commissions to radio manufacturers and distribution partners that are based on the number of radios manufactured or the number of new subscribers added in the period (these costs have previously been referred to as “Subscriber Acquisition Costs” or “SAC”); Marketing, which are those discretionary costs including advertising, media and events, as well as marketing materials for retail and automotive dealer points of presence.  Amortization of the GM Liability includes the straight-line accounting treatment of the fixed obligation to General Motors.  We consider subscriber acquisition costs to include radio manufacturer subsidies, certain sales, activation and installation commissions, and subscriber product- and hardware-related incentives.  (Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and distributors and certain guaranteed payments to General Motors.) We consider Cost Per Gross Addition (CPGA) to include the amounts in SAC, as well as advertising, media and most marketing expenses.

EBITDA

Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles.  As a result of regulatory changes, EBITDA now includes Other Income (Expense).  We believe EDITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business.  Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense.  EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure.  EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies.  EBITDA does not purport to represent operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

	March 31,
	2003	2002
	(In thousands, except share amounts)
Revenue:
Subscriber revenue:
Subscription	$11,590	$1,365
Activation	295	24
Total subscribers	11,885	1,389
Equipment revenue	592	—
Net ad sales	448	391
Royalties & other	127	5
Total revenue	13,052	1,785

Operating expenses
Cost of Revenue (excludes depreciation and amortization, shown below):
Revenue share & royalties	3,883	612
Cost of equipment	1,113	—
Ad sales	437	167
Customer care & billing	4,842	2,487
Satellite & terrestrial	12,571	10,478
Broadcast & operations:
Broadcast	2,566	1,741
Operations	2,766	2,482
Total broadcast & operations	5,332	4,223
Programming & content	4,787	6,024
Total cost of revenue	32,965	23,991
Research & development (excludes depreciation and amortization, shown below):	2,467	2,324
General & administrative (excludes depreciation and amortization, shown below):	9,019	5,015
Marketing (excludes depreciation and amortization, shown below):
Retention & support	4,914	2,897
Subsidies and distribution	11,722	9,561
Advertising & marketing	11,349	33,127
Marketing	27,985	45,585
Amortization of GM liability	7,626	745
Total marketing	35,611	46,330
Depreciation & amortization	39,760	22,486
Total operating expenses	119,822	100,146
Operating loss	(106,770)	(98,361)
Interest income	552	1,658
Interest expense	(23,799)	(15,999)
Other income (expense)	3,735	452
Net loss	(126,282)	(112,250)
8.25% Series B and C preferred stock dividend requirement	(5,002)	(5,496)
Series B preferred stock conversion gain	7,273	—
Net loss attributable to common stockholders	$(124,011)	$(117,746)
Basic and diluted net loss per share	$(1.26)	$(1.56)
Weighted average shares used in computing net loss per share - basic and diluted	98,654,290	75,241,684
EBITDA (1)	$(63,275)	$(75,423)

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

	Three Months Ended March 31,
	2003	2002
Reconciliation of Net Loss to EBITDA
Net loss as reported	$(126,282)	$(112,250)
Add back non-EBITDA items included in net loss:
Interest income	(552)	(1,658)
Interest expense	23,799	15,999
Depreciation & amortization	39,760	22,486
EBITDA	$(63,275)	$(75,423)

Three months Ended March 31, 2003 Compared With Three Months Ended March 31, 2002

Revenue

Revenue.    Our revenue consists of subscription fees, activation charges, limited direct sales of radios, advertising sales, and revenue earned from royalties.  During the three-month period ended March 31, 2003, we recognized $13.1 million in total revenue, compared to $1.8 million during the three-month period ended March 31, 2002, an increase of $11.3 million.  During the three-month period ended March 31, 2003, subscription related revenues comprised over 91% of our total revenues.  As of March 31, 2003, we had 483,075 subscribers, compared to 76,242 at March 31, 2002, an increase of 406,833 subscribers.  We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods.  We expect revenue to increase as we continue to add subscribers and to attract additional advertisers.

Subscriber Revenue.    Revenue from subscribers consists of subscription revenue and activation revenue.  Subscriber related revenue was $11.9 million during the three-month period ended March 31, 2003, compared to $1.4 million during the three-month period ended March 31, 2002.  For the three months ended March 31, 2003, subscription revenue includes $1.1 million from GM for subscription fees paid under certain promotional agreements.  Subscription revenue consists primarily of our monthly subscription fees charged to consumers, commercial establishments and fleets, which are recognized as the service is provided.  Subscription revenue also includes revenues from premium service.  Our subscriber arrangements are cancelable, without penalty.  Promotions and discounts are treated as a reduction to revenue during the period of the promotion.  Sales incentives, consisting of rebates to subscribers, offset revenue.

Subscription Revenue.    Total subscription revenue during the three-month period ended March 31, 2003 was $11.6 million, compared to $1.4 million during the three-month period ended March 31, 2002, an increase of $10.2 million.  Average monthly subscription revenue per subscriber (ARPU) was approximately $9.34 during the three-month period ended March 31, 2003, and $9.27 during the three-month period ended March 31, 2002.  Average monthly subscription revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates) divided by the monthly weighted average number of subscribers for the period reported.  Average monthly revenue per subscriber is a measure of operational performance and not a measure of financial performance under generally accepted accounting principles.

Activation Revenue.    Activation revenue is comprised of one-time activation charges billed to customers.  Activation fees are non-refundable, and are recognized on a pro-rata basis over the estimated average term of the subscriber relationship.  We expect this estimate to be further refined in the future as additional historical data becomes available.  During the three-month period ended March 31, 2003, we recognized $0.3 million in activation revenue compared to $24,000 during the three-month period ended March 31, 2002.  We expect activation revenue to increase as we increase subscribers.

Equipment Revenue.    Equipment revenue is comprised of revenues from any direct sales of radios.  Through March 31, 2003, the direct sales of radios have generally been for promotional purposes.  During the three-month period ended March 31, 2003, we recognized $0.6 million in equipment revenue compared to $0 during the three-month period ended March 31, 2002.  We expect revenue from the sale of equipment to increase proportionately with the increase in direct sales of equipment by XM.

Net Ad Sales Revenue.    Advertising revenue consists of sales of advertisements and program sponsorships on the XM network to advertisers that are recognized in the period in which they are broadcast.  Advertising revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value.  Advertising revenue is presented net of national agency fees in the unaudited condensed consolidated statements of operations, which is consistent with industry practice.  During both the three-month periods ended March 31, 2003 and March 31, 2002, we recognized $0.4 million in net advertising revenue.  These amounts are net of agency commissions, which were $74,000 during the three-month period ended March 31, 2003, compared to $64,000 during the three-month period ended March 31, 2002.

Royalties & Other Revenue.    Royalty & other revenue earned during the three-month period ended March 31, 2003 consisted of royalty revenue from certain tuners manufactured during 2003, and other broadcast revenue.  We recognized $127,000 of royalty and other revenue during the three-month period ended March 31, 2003 compared with $5,000 during the three-month period ended March 31, 2002.

Operating Expenses

Total Operating Expenses.    Total operating expenses were $119.8 million during the three-month period ended March 31, 2003 compared to $100.1 million during the three-month period ended March 31, 2002, an increase of $19.7 million or 19.7%.  The increase was due primarily to an increase in cost of revenue of $9.0 million attributable to increased sales, an increase in general and administrative expenses of $4.0 million and an increase in depreciation and amortization of $17.3 million resulting from a reduction in the useful life of our satellites, offset in part by a decline in marketing expenses of $10.7 million due to a decrease in consumer advertising media expenses.

Cost of Revenue.    Cost of revenue includes costs of radios associated with radio sales, revenue share & royalties, customer care & billing costs, satellite & terrestrial operating costs, cost of broadcast and operations, programming & content and costs directly associated with the sales of advertising.  These combined costs were $33.0 million during the three-month period ended March 31, 2003, up from $24.0 million during the three-month period ended March 31, 2002, an increase of $9.0 million or 38%.

Cost of Equipment.    During the three-month period ended March 31, 2003, we incurred $1.1 million relating to promotional radios and radio kits that we sold directly to subscribers, compared to $0 during the three-month period ended March 31, 2002.  The cost of equipment will increase as we increase the direct sales of equipment by XM.

Revenue Share & Royalties.    Revenue share & royalties includes royalties paid to radio technology providers, revenue share payments to content providers, and performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM.  These costs were $3.9 million during the three-month period ended March 31, 2003 compared to $0.6 million during the three-month period ended March 31, 2002.  This increase of $3.3 million was a result of our growth in subscriber base and increase in revenues of $11.3 million along with completion of negotiations for performance rights royalties.  These total costs will increase with subscriber growth.

Ad Sales.    Ad sales expense was $0.4 million during the three-month period ended March 31, 2003 compared to $0.2 million during the three-month period ended March 31, 2002, an increase of $0.2 million.  The increase in ad sales expense is due primarily to an increase in advertising representation fees.

Customer Care & Billing.    Customer care & billing operations expense includes expenses from outsourced customer care functions and was $4.8 million during the three-month period ended March 31, 2003, compared with $2.5 million during the three-month period ended March 31, 2002, an increase of $2.3 million or 92%.  This increase resulted from the increase in the number of subscribers.  Customer care & billing operations expense will continue to increase as we continue to add subscribers.

Satellite & Terrestrial.    Satellite & terrestrial includes telemetry, tracking and control of our two satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and lease payments.  These expenses were $12.6 million during the three-month period ended March 31, 2003, compared with $10.5 million during the three-month period ended March 31, 2002, an increase of $2.1 million or 20%.  This increase primarily resulted from a charge for the termination and deconstruction of terrestrial repeater sites no longer required in our existing network.

Broadcast & Operations

Broadcast.    Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content.  The advertising trafficking (scheduling and insertion) functions are also included.  Broadcast costs were $2.6 million during the three-month period ended March 31, 2003, compared to $1.7 million during the three-month period ended March 31, 2002, an increase of $0.9 million or 52.9%.  The increase is due primarily to increases in computer license fees and software maintenance expense.

Operations.    Operations, which includes facilities and information technology expense, was $2.8 million during the three-month period ended March 31, 2003, compared with $2.5 million during the three-month period ended March 31, 2002, an increase of $0.3 million or 12%.  The increase in operations expense during the three-month ended March 31, 2003 is due primarily to increased software maintenance expenses, higher telecom costs and higher operating lease expenses for IT systems.

Programming & Content.    Programming & content includes the creative and production costs associated with our 101 channels of XM-original and third party content.  This includes costs of programming staff and fixed payments for third party content.  Programming & content expense was $4.8 million during the three-month period ended March 31, 2003, compared with $6.0 million during the three-month period ended March 31, 2002, a decrease of $1.2 million or 20%.  The decrease is due primarily to decreases in payroll and payroll related costs from a reduction in headcount which occurred in November 2002.

Research & Development.    Research & development includes the costs of new product development, chipset design, and engineering.  These combined expenses were $2.5 million during the three-month period ended March 31, 2003, compared with $2.3 million during the three-month period ended March 31, 2002, an increase of $0.2 million or 8.7%.  The increase in research and development expense is due primarily to increased activities in new product development and costs associated with the reallocation of certain personnel to research and development.  Research and development expenses will continue to increase as we accelerate the development of future telematics applications and new products, including interoperable radios.

General & Administrative.    General & administrative expense was $9.0 million during the three-month period ended March 31, 2003, compared with $5.0 million during the three-month period ended March 31, 2002, an increase of $4.0 million or 80.0%.  The increase in general & administrative expense primarily resulted from increases in professional service fees and director and officer insurance premiums

Marketing.    Marketing includes the costs of retention & support, subsidies & distribution, advertising & marketing, and amortization of our liability to GM.  These combined costs were $35.6 million during the three-month period ended March 31, 2003, compared to $46.3 million during the three-month period ended March 31, 2002, a decrease of $10.7 million, or 23.1%.  Marketing expense decreased primarily due to a decrease in consumer advertising media expenses of $21.8 million offset by increases in retention & support of $2.0 million, subsidies & distribution of $2.2 million and amortization of GM liability of $6.9 million.

Retention & Support.    Retention & support consists primarily of marketing related overhead expenses.  During the three-month period ended March 31, 2003, these costs were $4.9 million compared to $2.9 million during the three-month period ended March 31, 2002, an increase of $2.0 million.  The increase is due primarily to an increase in amounts due to our distribution partners.

Subsidies & Distribution.    We currently provide incentives and subsidies for the manufacture, purchase, installation and activation of XM radios to attract and retain our manufacturing and distribution partners.  Our subsidy and distribution costs are significant and totaled approximately $11.7 million during the three-month period ended March 31, 2003, compared with $9.6 million during the three-month period ended March 31, 2002, an increase of $2.1 million or 22% due primarily to the increase in subscriber and new activations.

Subscriber Acquisition Costs.    We consider subscriber acquisition costs to include radio manufacturer subsidies, certain sales, activation and installation commissions, and subscriber product- and hardware-related incentives.  These costs are represented in Subsidies & Distribution.  Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and distributors and certain guaranteed payments to General Motors.  During the three-month period ended March 31, 2003 and 2002, we incurred expenses of $11.2 million, and $9.4 million, respectively, related to subscriber acquisition costs.  Our average subscriber acquisition cost was $74.36 during the three-month period ended March 31, 2003.

Advertising & Marketing.    Activities comprising these expenses include media, advertising, events and direct marketing programs.  Advertising & marketing costs were $11.3 million during the three-month period ended March 31, 2003 compared with $33.1 million during the three-month period ended March 31, 2002, a decrease of $21.8 million or 66%.  The decrease is due to a decrease in consumer advertising media.

Cost Per Gross Addition.    We consider CPGA to include the amounts in SAC, as well as advertising, media and most marketing expenses.  In our financial statements, SAC costs are captured in the Subsidies & Distribution, while CPGA costs are captured by the combination of the Subsidies & Distribution, Advertising & Marketing, plus the negative margins from equipment sales.  CPGA does not include marketing staff and subscriber communication costs (included in Retention & Support) or the amortization of the GM guaranteed payments (included in Amortization of GM Liability).  During the three-months ended March 31, 2003 and 2002, we incurred expenses of $23.8 million and $42.7 million, respectively.  CPGA for the three-month period ended March 31, 2003 and 2002 was $156 and $875, respectively.  The decline in CPGA for the three-month period ended March 31, 2003 as compared to the three-month period ended March 31, 2002 is due to the combined impacts of the decline in advertising and marketing expenses as well as the increase in the number of new subscribers during the quarter.

Amortization of GM Liability.    These costs include the amortization of annual fixed guaranteed payment commitments to General Motors, aggregating to $439 million, under our long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles.  Amortization of the GM liability was $7.6 million for the three-month period ended March 31, 2003, compared with $0.7 million for the three-month period ended March 31, 2002.  The distribution agreement was amended in June 2002 and then again in January 2003, as described under the captions “Liquidity and Capital Resources—Capital Resources and Financing.” As a result of the January 2003 amendment and GM’s current roll out plans, commencing in February 2003 we began recognizing the fixed annual payments due through September 2013, which approximate $397.3 million, on a straight-line basis.  In January 2003, we expensed the pro rata portion of the fixed payment that was based on the June 2002 amendment to the agreement.

Depreciation & Amortization.    Depreciation & amortization expense was $39.8 million during the three-month period ended March 31, 2003, compared with $22.5 million during the three-month period ended March 31, 2002, an increase of $17.3 million or 77%.  The increase in depreciation and amortization expense primarily resulted from the reduction in the useful lives of our in-orbit satellites from 17.5 years to 6.75 years during the third quarter of 2002 due to a solar array output power anomaly.

Interest Income.    Interest income was $0.6 million during the three-month period ended March 31, 2003, compared with $1.7 million during the three-month period ended March 31, 2002, a decrease of $1.1 million or 64.7%.  The decrease was the result of lower average balances of cash and cash equivalents during the three-month period March 31, 2003 as well as lower yields on our investments due to market conditions.

Interest Expense.    We recorded interest expense of $23.8 million and $16.0 million during the three-month period ended March 31, 2003 and 2002, respectively.

Other Income (Expense), net.     Other income (expense), net was $3.7 million during the three-month period ended March 31, 2003, compared with $0.5 million the three-month period ended March 31, 2002, an increase of $3.2 million.  The increase resulted primarily from gains of $3.6 million from the retirement of debt with a face value of $38.8 million. Other income (expense), net for the three months ended March 31, 2002 consists primarily of income from rental of office space in our corporate headquarters to third parties.

Net Loss.    Net loss during the three-month period ended March 31, 2003 was $126.3 million, compared with $112.3 million for the three- month period ended 2002, an increase of $14.0 million or 12%.  The increase primarily reflects increases in operating expenses, offset in part by the growth in our revenue.

EBITDA.    Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles.  The decrease is due primarily to an increase in operating expense in connection with our ramp-up of commercial operations, offset in part by the growth in our revenue.  EBITDA during the three-month period ended March 31, 2003 was $(63.3) million, compared with $(75.4) million during the three- month period ended March 31, 2002.  We believe EDITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business.  Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense.  EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure.  EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies.  EBITDA does not purport to represent operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.  The reconciliation of net loss to EBITDA is as follows.

	Three Months Ended March 31,
	2003	2002

Net loss as reported	$(126,282)	$(112,250)
Add back non-EBITDA items included in net loss:
Interest income	(552)	(1,658)
Interest expense	23,799	15,999
Depreciation & amortization	39,760	22,486
EBITDA	$(63,275)	$(75,423)

Liquidity and Capital Resources

At March 31, 2003, we had total cash and cash equivalents of $193.5 million, which excludes $12.0 million of restricted investments, and working capital of $139.1 million.  Cash and cash equivalents increased $160.7 million during the three months ended March 31, 2003.  The increase resulted from  $225.2 million provided by financing activities and $25.6 million provided by investing activities, offset by $90.1 million used in operating activities.  The proceeds from financing activities resulted primarily from a private placement in January 2003 that resulted in the issuance of our 10% Senior Secured Discount Convertible Notes that yielded gross proceeds of $210 million and the issuance of 5.5 million shares of Class A common stock that yielded gross proceeds of $15 million.  The financing activities completed during the quarter are more fully discussed below.  Investing activities consisted primarily of proceeds provided from the maturity of restricted investments.  Cash flows used in operating activities includes the net loss of $126.3 million and the net cash used by our operating assets and liabilities, offset in part by non-cash expenses included in the net loss.

By comparison, at March 31, 2002 we had cash, cash equivalents and short-term investments of $112.4 million, which excludes $51.0 million of restricted investments, and working capital of $69.4 million.  This amount reflects $111.4 million cash used in operations, $18.2 million cash used in investing activities, and $603,000 used in financing activities during the three-month period ended March 31, 2002.  Cash flow used in operations during the three-month period ended March 31, 2002 reflected commercial operations.  Investing activities consisted primarily of capital expenditures for infrastructure and system completion.

We raised $1.9 billion of equity and debt net proceeds from inception through March 31, 2003 from investors and strategic partners to fund our operations.  This includes $225 million of gross funds raised in the January 2003 financing transactions. The January 2003 financing transactions also included $250 million of payment deferrals and a line of credit.  So long as our business generates positive cash flow in accordance with our recently refined business plan, we will not need to raise additional financing to continue operations as further described below under the heading “Future Operating and Capital Resource Requirements.”  Our refined business plan contemplates the use of either insurance proceeds and/or vendor financing to launch replacement satellite(s).  These funds have been used to acquire our DARS license, make required payments for our system, including the satellites, terrestrial repeater system, and ground networks, and for working capital and operating expenses.

January 2003 Financing Transactions

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

In January 2003, we issued a 10% Senior Secured Convertible Note due December 31, 2009 in the amount of $89.0 million to General Motors’ subsidiary, OnStar Corporation.  The note was provided in lieu of our obligation to make $115 million in guaranteed payments to OnStar under the distribution agreement from 2003 to 2006.  The note becomes convertible at the holder’s option on a quarterly basis through 2006, at 90% of the then fair market value of our Class A common stock but subject to a $5.00 per share minimum and escalation maximum (up to $20 per share) for each fiscal year.  Interest would be payable in cash or shares of our Class A common stock, at our option, at fair market value at the time of payment.

In January 2003, General Motors provided us with the ability to satisfy up to $35.0 million in future subscriber acquisition payments (“subscriber acquisition payments”) that we may owe to OnStar under the distribution agreement in shares of our Class A common stock, valued at fair market value at the time of payment.

Other Equity Issuances and De-leveraging Transactions

In February and March 2003, we issued 4,527,947 shares of Class A common stock for gross proceeds of $19.6 million under its Direct Stock Purchase Program (DSPP).

Concurrent with the funds raised through the DSPP in February and March 2003, we (i) entered into agreements with certain holders of our outstanding notes to exchange $38.9 million carrying value, or $46.1 million fully accreted face value at maturity, of their notes, for $6.7 million in cash consideration and 4,352,375 shares of Class A common stock; and (ii) entered into agreements with certain holders of our 8.25% Series B convertible redeemable preferred stock to exchange $12.3 million in shares of Series B preferred stock for $5.0 million in cash consideration.  Additionally, we entered into agreements with certain holders of Class A common stock warrants to exchange 28,145 warrants convertible into 2,392,325 shares of Class A common stock for 1,669,400 shares of common stock.

In April 2003, we issued 4,880,847 shares of Class A common stock for gross proceeds of $30.4 million under our DSPP.  Concurrent with the funds raised through the DSPP, in April 2003 and through May 6, 2003, we (i) entered into agreements with certain holders of our outstanding notes to exchange $49.5 million carrying value, or $70.9 million fully accreted face value at maturity, of their notes for 5,775,000 shares of Class A common stock; and (ii) entered into agreements with certain holders of our 8.25% Series B convertible redeemable preferred stock to exchange $7.4 million in shares of Series B preferred stock for $5.2 million in cash consideration.  Additionally, we entered into agreements with certain holders of Class A common stock warrants to exchange 15,000 warrants convertible into 1,275,000 shares of Class A common stock for 978,000 shares of common stock.

As a result of these de-leveraging transactions, we have eliminated approximately $108 million of carrying value of debt and preferred securities or approximately $137 million of face amount at maturity.  We have eliminated $2.1 million carrying value ($2.0 million face amount) of our 14% Senior Secured Notes due 2010, $65.5 million carrying value ($94.2 million face amount) of our 14% Senior Secured Discount Notes due 2009 issued in January 2003, $20.9 million carrying value ($20.9 million of face amount) of our 7.75% Convertible Subordinated Notes due 2006 and $19.7 million of our Series B preferred stock.

As a result of our financings and other issuances of securities, the conversion price of the Series C preferred stock issued in August 2000 has been adjusted from $26.50 to $9.11, the exercise price of the warrants sold in March 2000 from $49.50 to $44.69 and the number of warrant shares from 8.024815 to 8.888615.  There was no impact on the consolidated results of operations as a result of the adjustments to these prices.

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

Our need for additional funds may also be affected by future developments.  In late August 2001, Boeing Satellite Systems (“BSS”) advised us of a progressive degradation problem with the solar array output power of Boeing 702 class satellites, including XM “Rock” and XM “Roll.” At the present time, the output power of the solar arrays and the broadcast signal strength are above minimum acceptable levels and are expected to remain that way at least through 2005, permitting full operation of the XM System (based on patterns projected by BSS).  We have launch and in-orbit insurance policies that provide coverage to us for a total, constructive total or partial loss of either of our satellites where such loss arises from an occurrence within the first five years after launch (both satellites were launched during the first half of 2001).  The aggregate sum insured in the event of the total or constructive total loss of our satellites is $400 million ($200 million per satellite).  In September 2001, we advised our insurance carriers that the aforementioned solar array situation was likely to result in a claim under our in-orbit insurance policies and, in the first quarter of 2003, we filed a claim with the insurance carriers for the aggregate sum insured (less applicable salvage); we believe we will ultimately receive insurance payments adequate to launch our spare satellite and commence work on an additional satellite, although there is no assurance this will be the case.  Since the issue is common to Boeing 702 class satellites, the manufacturer and we are closely watching the progression of the problem, including data from a satellite that has been in orbit longer than either of our two satellites by approximately 15 and 17 months, respectively.  With this advance visibility of performance levels, insurance arrangements in place and claim filed, a spare satellite under construction that is being modified to address the solar array power anomaly, the ability to provide full service for some period of time with Rock and Roll collocated in one orbit slot and the spare located in the other slot (which would allow partial use of the existing satellites through the first quarter of 2008), availability of comparable satellites from more than one vendor, and various mitigation actions to extend the full or partial use of the satellites, we believe that we will be able to launch additional satellites prior to the time the solar array power problem might cause the broadcast signal strength to fall below minimum acceptable levels.  Based on the consistency of the degradation trends (with no substantial improvement to date) and continuing analyses by BSS and us, our management adjusted the estimated useful lives of our in-orbit satellites, with effect from September 2002, to the period running through first quarter 2008 (approximately 6.75 years from launch).  Our management will continue to monitor this situation carefully and may re-adjust the estimated useful lives of our in-orbit satellites based on future information.  We are not recording an impairment at this time, due to our forecasted cash flows (which are sufficient to recover the system assets); however, should we reduce or not meet our forecasted cash flows or reduce further the estimated useful lives of the satellites, we may be required to record an impairment (which may be substantial) at that time.  We have not adjusted the estimated useful lives of our spacecraft control facilities, as we believe that these facilities will continue to be of use in our system.

Contractual Obligations and Commercial Commitments

We are obligated to make significant payments under a variety of contracts and other commercial arrangements, including the following:

Service Providers.     We have entered into agreements with service providers for customer care functions to subscribers of our service.  Employees of this service provider have access to our customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquiries from subscribers.  We pay an hourly rate for each customer care representative supporting our subscribers.  During the three-months ended March 31, 2003 and 2002, we incurred $2.7 million and $1.3 million, respectively, in relation to this agreement.

Programming Agreements.     We have also entered into various long-term programming agreements.  Under the terms of these agreements, we are obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements.  During the three-months ended March 31, 2003 and 2002, we incurred expenses of $3.0 million and $6.1 million, respectively, in relation to these agreements.  The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and advertising revenue increase.  The amount of the costs related to these agreements cannot be estimated, but are expected to be substantial future costs.  Of these amounts, $43,000 and $103,000, respectively, are included in Revenue Share & Royalties, and $1.3 million and $4.1 million, respectively, are included in Advertising & Marketing.

Royalty Agreements.    We have entered into fixed and variable revenue share payment agreements with performance rights organizations that expire as late as 2006.  During the three months ended March 31, 2003 and 2002, we incurred expenses of $2.3 million and $156,000, respectively, in relation to these agreements.

Marketing & Distribution Agreements.

We have entered into various joint sales, marketing and distribution agreements.  Under the terms of these agreements, we are obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements.  As previously described, we subsidize the manufacture of certain component parts of XM radios in order to provide attractive pricing to our customers.  The subsidies are generally charged to expense when the radios are manufactured or shipped from the factory.  Consequently, the expense is most often recognized in advance of when revenue, if any, is realized.  The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs.  During the three months ended March 31, 2003 and 2002, we incurred expenses of $7.6 million and $11.4 million, respectively, in relation to these agreements, excluding expenses related to GM.

General Motors Distribution Agreement.     We have significant payment obligations under our distribution agreement with General Motors.  During the term of the agreement, which expires 12 years from the commencement date of our commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services.  We will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States.  The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of our commencement of commercial operations, and to provide that we may make certain payments to GM in the form of indebtedness or shares of our Class A common stock.  XM’s total cash payment obligations were not increased.  We have significant annual, fixed payment obligations to GM.  As a result of the June 2002 amendment, we commenced recognizing these fixed payment obligations for the period ending through November 2005, which approximate $63.6 million, on a straight-line basis.  However, due to the January 2003 amendment to the Distribution Agreement and GM’s current roll out plans which demonstrate a likelihood that GM will exceed minimum installation targets, in 2003 we are now prospectively recognizing these fixed payments due through September 2013, which approximate $397.3 million, on a straight-line basis.  We have issued a 10% Senior Secured Convertible Note due 2009 with an aggregate principal amount of $89.0 million to OnStar in lieu of making these fixed payments to OnStar for amounts otherwise due in 2003 through 2006.

In order to encourage the broad installation of XM radios in GM vehicles, we have agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers for our service.  We must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios (at which point the percentage remains constant).  We will also make available to GM bandwidth on our system.  As part of the agreement, OnStar provides certain call-center related services directly to XM subscribers who are also OnStar customers and XM must reimburse OnStar for these XM-related call center services.  The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio’s services.  The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio’s service.  The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving our service, starting with 1,240,000 units by November 2005, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market.  There can be no assurances as to the outcome of any such renegotiations.  General Motors’ exclusivity obligations will discontinue if, by November 2005 and at two-year intervals thereafter, we fail to achieve and maintain specified minimum market share levels in the satellite digital radio service market (we are currently in excess of the minimum market share levels).  Prior to 2001, we had not incurred any costs under the distribution agreement.  As of March 31, 2003 and 2002, we had paid $15.7 million and $1.1 million, respectively, and incurred total costs of $49.5 million and $2.4 million, respectively, under the distribution agreement.

Non-Cash Stock-Based Expense

We incurred non-cash compensation charges of approximately $3.0 million and $0.6 million during the three months ended March 31, 2003 and 2002, respectively.  These charges relate to stock options granted to employees and non-employees and warrants granted to Sony and CNBC.  Additional compensation charges may result depending upon the market value of our Class A common stock at each balance sheet date.

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

We are a party to a long-term distribution agreement with the OnStar division of General Motors that provides for the installation of XM radios in General Motors vehicles, as further described above under the heading “Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments.” In connection with the development of our terrestrial repeater network, we are a party to a contract with Hughes Electronics Corporation and were under a contract with LCC International (LCCI), as further described under the heading “Liquidity and Capital Resources—Capital Expenditures.”  DIRECTV has provided consulting services in connection with the development of our customer care center and billing operations.  We have agreements with OnStar, Clear Channel Communications, DIRECTV, and American Honda to make available use of our bandwidth.  We have a sponsorship agreement with Clear Channel Entertainment to advertise our service at Clear Channel Entertainment concerts and venues.  Premiere Radio Networks, a subsidiary of Clear Channel Communications, is our advertising sales representative.  We also run advertisements on a spot and network basis on radio stations owned by Clear Channel.

During November 2002, we initiated joint promotional activities with General Motors, targeted at new GM car buyers who subscribe to XM service.  During the three months ending March 31, 2003, approximately 54,000 subscribers took advantage of the joint promotion.  In addition, during  December  2002, GM purchased XM service for approximately 7,000 of their dealers.  These subscriptions are included in our total year end subscriptions.  Subscriber revenues from both these activities are recorded as related party revenue.

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

We earned the following revenue in connection with the sale of XM service to related parties described above (in thousands):

	Three Months Ending March 31,	GM
Subscriber revenue	2002	—
	2003	1,050

We have incurred the following costs in transactions with the related parties described above (in thousands):

	Three Months Ending March 31,	GM	Hughes	DIRECTV	Clear Channel	LCCI	Motient

Terrestrial repeater network	2002	—	10,927	—	—	4,515	—
engineering and manufacturing	2003	—	69	—	—	—	—

Terrestrial repeater site leases	2002	—	—	33	12	—	—
	2003	—	—	—	15	—	—

Customer care and billing	2002	8	—	—	—	—	—
Operations	2003	—	—	—	—	—	—

Ad sales	2002		—	—	1,595	—	—
	2003		—	—	1,834	—	—

Marketing	2002	1,088	—	—	581	—	—
	2003	18,146	—	—	1,072	—	—

General and administrative	2002	—	—	—	—	—	40
	2003	—	—	—	—	—	—

Capital Expenditures

Satellite Contract.          Under our satellite contract, Boeing Satellite Systems (BSS) delivered two satellites in orbit and is to complete construction of a ground spare satellite.  BSS also provided ground equipment and software used in the XM Radio system and certain launch and operations support services.  The contract also provides for in-orbit incentives to be earned depending on the performance of the in-orbit satellites over their useful lives.  Future payments under the satellite contract could total up to an additional $68.3 million over the useful lives of the satellites.

On December 5, 2001, BSS and we amended the satellite contract so as to permit the deferral of approximately $31.4 million of payments to be made under the agreement, as well as to provide certain additional rights and obligations to us, including the launch of the ground spare satellite on the SeaLaunch launch vehicle should the ground spare satellite be launched between specified dates.  Amounts deferred under the satellite contract include (i) $15.0 million of the purchase price for the ground spare satellite and (ii) $16.4 million of in-orbit incentive payments relating to our two existing satellites, XM “Rock” and XM “Roll.”  Interest will accrue on the $15.0 million commencing when the ground spare satellite is available for shipment (it is currently being modified to address the solar power anomaly), and the principal of such amount is to be paid on December 5, 2006.  Similarly, the $16.4 million of incentive payments relating to Rock and Roll has been deferred (with interest payable currently), with the principal amount (to the extent earned) payable on December 5, 2006.  After December 5, 2006, BSS must repay us incentive amounts that are not earned on a current basis.  Incentive payment amounts are earned (and expensed through operations) on a daily basis for each day that a satellite meets or exceeds its applicable performance specifications.  Under the amendment, the deferred amounts bear interest at the rate of 8%, compounded annually, and are payable quarterly in arrears.

As of March 31, 2003, we had paid approximately $ 470.8 million under our satellite contract and had recognized an additional liability of $2.6 million for deferred in-orbit incentives and related interest.

Terrestrial Repeater System.              As of March 31, 2003, we incurred aggregate costs of approximately $ 267.6 million for a terrestrial repeater system.  These costs covered the capital cost of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas.  In August 1999, we signed a contract with LCC International (LCCI) for engineering and site preparation.  As of March 31, 2003, we had paid $ 128.4 million under this contract.  There are no further payments due under the LCCI contract.  We also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters.  As of March 31, 2003, we had paid $ 113.9 million under this contract and recorded an additional liability of $29,000.

Ground Segment.                 As of March 31, 2003, we incurred aggregate ground segment costs of approximately $131.3 million.  These costs were related to the satellite control facilities, programming production studios and various other equipment and facilities.

Joint Development Agreement Funding Requirements.          The costs related to our agreement with Sirius Radio for joint development of a unified standard for satellite radios are being expensed as incurred in research & development.  During the three-month period ended March 31, 2003, we incurred $35,000 compared to no expense during the three-month period ended March 31, 2002.  We expect this expense to increase steadily this year; each party is obligated to fund one half of the development cost for a unified standard for satellite radios.  The prior arbitration with Sirius was resolved in 2002 with no payment by either side.

Long-term debt.                         We have raised funds from issuing long-term debt on several occasions.

•

In March 2000, XM issued $325.0 million aggregate principal amount of 14% Senior Secured Notes due 2010.  Following our January 2003 financing, less than $25 million of these notes remained outstanding.  Principal on the 14% Senior Secured Notes due 2010 is payable at maturity, while interest is payable semi-annually.

•

In March 2001, we issued $125.0 million aggregate principal amount of 7.75% convertible subordinated notes due 2006.  In July and August 2001, holders of convertible subordinated notes exchanged $45.9 million of notes for 4,194,272 shares of our Class A common stock.  As a result of these transactions, approximately $79.1 million of the notes remained.  Principal on the convertible subordinated notes is payable at maturity, while interest is payable semi-annually.  During the first quarter of 2003, we exchanged approximately $20.9 million aggregate principal of these notes for a combination of cash and Class A common stock.  Therefore, at March 31, 2003, approximately $58.2 million aggregate principal of these notes remain outstanding.

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

•

We completed an exchange of $300.2 million aggregate principal amount of the 14% Senior Secured Notes due 2010 for $438.0 million aggregate principal amount at maturity ($300.2 million accreted value as of March 15, 2003) of 14% Senior Secured Discount Notes due 2009, cash and warrants to purchase Class A common stock.  Principal on the 14% Senior Secured Discount Notes due 2009 is payable at maturity, while interest accretes until December 31, 2005 and is thereafter payable semi-annually.  Through May 6, 2003, we have extinguished $65.5 million carrying value, or $94.2 million face amount at maturity, of these notes.

Based on the various terms of our long-term debt, our ability to redeem any long-term debt is limited.  We have and may continue to take advantage of opportunities to reduce our level of indebtedness in exchange for issuing equity securities, if these transactions can be completed on favorable terms.

Recent Accounting Pronouncements

We adopted SFAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003, and SFAS 143 does not have a material impact on the financial statements.  Our asset retirement obligations are limited to the deconstruction of terrestrial repeater sites.  SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred.  When a new liability is recorded, we will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies.  SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions.  We recorded a gain of $3.6 million during the three-months ended March 31, 2003 from the early retirement of $38.8 million of principal.  The gain is reported in other income (expense) on the condensed consolidated statement of operations.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.  This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years and interim periods ending after December 15, 2002 and are included in the notes to these condensed consolidated financial statements.

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

ITEM 3.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2003, we do not have any derivative financial instruments and do not intend to use derivatives.  We do not hold or issue any free-standing derivatives.  We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds.  Our long-term debt includes fixed interest rates and the fair market value of the debt is sensitive to changes in interest rates.  We run the risk that market rates will decline and the required payments will exceed those based on current market rates.  Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.  The mortgage on our corporate headquarters has a variable interest rate that may not exceed a ceiling rate of 14% or a floor rate of 8%.  Our loan from Boeing also has a variable interest rate.  Included in our related party long-term debt owed to GM is a balance of $13.5 million, of which $3.5 million will be converted to shares of Class A Common Stock under our distribution agreement with OnStar and $10.0 million will be drawn under our Senior Secured Credit Facility with GM.  This facility also has a variable interest rate.  A change of one percentage point in the interest rate applicable to this $73.7 million of variable rate debt at March 31, 2003 would result in a fluctuation of approximately $0.7 million in our annual interest expense.  Additionally, we believe that our exposure to interest rate risk is not material to our results of operations.

ITEM 4.                       CONTROLS AND PROCEDURES.

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

PART II: OTHER INFORMATION

Item 2.                   Changes in Securities and Use of Proceeds

January 2003 Financing Transactions

On January 28, 2003, we and our wholly owned subsidiary, XM Satellite Radio Inc. (“XM”), completed (1) an exchange of over $300 million of the $325 million aggregate principal amount of outstanding debt issued by XM, (2) a restructuring of $250 million in payment obligations to General Motors Corporation through 2006, and (3) a private placement resulting in gross proceeds to us of $225 million.  The following summary of these transactions is qualified in its entirety by reference to the principal transaction documents, filed as exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 31, 2003.

The Exchange Offer

We and XM accepted for exchange $300.2 million aggregate principal amount of the previously outstanding $325.0 million of XM’s 14% Senior Secured Notes due 2010.  For each $1,000 principal amount of notes tendered for exchange, the tendering holder received:

•                  $1,459 principal amount at maturity of 14% Senior Secured Discount Notes due 2009 issued by XM and guaranteed by Holdings;

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

Transactions with General Motors

Under certain agreements with General Motors and its subsidiary, OnStar Corporation, we and XM issued to OnStar a 10% Senior Secured Convertible Note due December 31, 2009 with an aggregate principal amount of $89 million in lieu of our obligation to make $115 million in guaranteed payments from 2003 to 2006 under our distribution agreement with OnStar Corporation and issued a warrant to General Motors to purchase 10 million shares of Class A common stock at an exercise price of $3.18 per share.  The warrant is fully vested and expires after five years.  The note issued to OnStar is convertible and the warrant exercisable only to the extent General Motors would not beneficially own more than 19.9% of our Class A common stock, unless we and General Motors otherwise agree and certain stockholder approvals are obtained.

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

Transactions with New Investors

We and XM sold $210.0 million of 10% Senior Secured Discount Convertible Notes due December 31, 2009 to certain institutional and accredited investors, including some of our current investors.  At any time, a holder of new investor notes may convert all or part of the accreted value of its notes at a conversion price of $3.18 per share.

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

We also sold $15.0 million of our Class A common stock at a per share purchase price of $2.70 to a private investor and issued a warrant to purchase 900,000 shares of our Class A common stock at an exercise price of $3.18 per share to R. Steven Hicks, who joined our board of directors in connection with these transactions.

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

We issued the OnStar note, the General Motors warrant, the new investor notes, the Class A common stock and the Hicks warrant in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder.  Proceeds from the sale of the new investor notes and the Class A common stock and the exercise of the warrants will be used for general business and administrative expenses.

Other Issuances

In February  and March 2003, we issued 4,352,375 shares of Class A common stock and paid $6.7 million in cash in exchange for $38.9 million carrying value (or $46.1 million fully accreted face value at maturity) of 7.75% Convertible Subordinated Notes due 2006, 14% Senior Secured Notes due 2010 and 14% Senior Secured Discount Notes due 2009 in transactions that were exempt from registration under Section 3(a)(9) of the Securities Act.  We also issued 1,669,400 shares of Class A common stock in exchange for warrants to purchase 2,392,325 shares of Class A common stock in transactions that were exempt from registration under Section 3(a)(9) of the Securities Act.

In April 2003 and through May 6, 2003, we issued 5,775,000 shares of Class A common stock in exchange for $49.5 million carrying value (or $70.9 million fully accreted face value at maturity) of 14% Senior Secured Discount Notes due 2009 in transactions that were exempt from registration under Section 3(a)(9) of the Securities Act.  We also issued 978,000 shares of Class A common stock for warrants to purchase 1,275,000 shares of Class A common stock in transactions that were exempt from registration under Section 3(a)(9) of the Securities Act.

Item 4.                Submission of Matters to a Vote of Security Holders

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

3.6

Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Holdings’ Annual Report on Form 10-K, filed with the SEC on March 31, 2003).

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

4.20

Rights Agreement, dated as of August 2, 2002, between Holdings and Equiserve Trust Company as Rights Agent (incorporated by reference to Holdings’ Current Report on Form 8-K, filed with the SEC on August 2, 2002).

4.21

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

4.24

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

4.28	Form of 10% Senior Secured Convertible Note due 2009 (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.29	Form of 10% Senior Secured Discount Convertible Note due 2009 (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.30	Global 14% Senior Secured Discount Note due 2009 (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.31	Global Common Stock Purchase Warrant (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.32	Common Stock Purchase Warrant issued to General Motors Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.33	Common Stock Purchase Warrant issued to R. Steven Hicks (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.34

Second Supplemental Indenture, dated as of December 23, 2002, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 15, 2003).

4.35

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

10.42	Director Designation Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein.

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

10.50	Form of Employment Agreement, dated as of March 20, 2003, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Hugh Panero.

10.51	Form of Employment Agreement, dated as of March 20, 2003, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Gary Parsons.

10.52	Form of Executive Stock Option Agreement.

99.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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

On May 8, 2003, Holdings filed a Current Report on Form 8-K to report financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XM SATELLITE RADIO HOLDINGS INC.
(Registrant)

May 14, 2003	By: /s/ HUGH PANERO
Hugh Panero, President and Chief Executive Officer
(principal executive officer)

XM SATELLITE RADIO HOLDINGS INC.
(Registrant)

May 14, 2003	By: /s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

CERTIFICATIONS

I, Hugh Panero, President and Chief Executive Officer of XM Satellite Radio Holdings Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of XM Satellite Radio Holdings Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

By:	/s/ Hugh Panero
Hugh Panero
President and Chief Executive Officer
(principal executive officer)

CERTIFICATIONS

I, Joseph J. Euteneuer, Executive Vice President and Chief Financial Officer of XM Satellite Radio Holdings Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of XM Satellite Radio Holdings Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

By:	/s/ Joseph J. Euteneuer
/s/ Joseph J. Euteneuer
Executive Vice President and Chief Financial Officer
(principal financial officer)