Form 10-Q
period 2003-09-30
XM SATELLITE RADIO HOLDINGS INC
filed 2003-11-12
CIK 1091530

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2003

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of September 30, 2003)
CLASS A COMMON STOCK, $0.01 PAR VALUE	149,361,031 SHARES

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

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Month and Nine-month Periods ended September 30, 2003 and 2002

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except share and per share data)
Revenue:
Subscription revenue	$21,658	$4,775	$49,365	$8,987
Activation revenue	520	144	1,209	271
Equipment revenue	3,565	—	5,174	—
Net ad sales revenue	963	603	2,010	1,691
Other	207	30	528	226

Total revenue	26,913	5,552	58,286	11,175

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	7,031	1,146	16,510	2,591
Customer care and billing operations	6,744	4,236	17,378	10,669
Cost of equipment	4,226	—	7,194	—
Ad sales	758	748	1,755	1,306
Satellite & terrestrial	10,781	11,003	33,353	33,669
Broadcast & operations	4,551	5,872	14,992	14,505
Programming & content	5,525	6,081	15,575	19,578

Total cost of revenue	39,616	29,086	106,757	82,318
Research & development (excludes depreciation and amortization, shown below)	4,016	4,182	9,402	8,917
General & administrative (excludes depreciation and amortization, shown below)	5,622	4,977	20,194	15,905
Marketing (excludes depreciation and amortization, shown below)	38,208	34,380	126,534	126,328
Depreciation & amortization	39,526	28,600	119,074	75,611

Total operating expenses	126,988	101,225	381,961	309,079

Operating loss	(100,075)	(95,673)	(323,675)	(297,904)
Other income (expense):
Interest income	828	1,271	1,953	4,555
Interest expense	(30,384)	(15,797)	(81,072)	(47,428)
Other income (expense)	(3,817)	553	(18,792)	1,676

Net loss	(133,448)	(109,646)	(421,586)	(339,101)

8.25% Series B preferred stock dividend requirement	(515)	(941)	(1,956)	(2,824)
8.25% Series B preferred stock retirement gain	—	—	8,761	—
8.25% Series C preferred stock dividend requirement	(3,960)	(4,125)	(12,210)	(12,948)
8.25% Series C preferred stock retirement loss	(7,694)	—	(7,694)	—

Net loss attributable to common stockholders	$(145,617)	$(114,712)	$(434,685)	$(354,873)

Net loss per share:
Basic and diluted	$(1.12)	$(1.26)	$(3.75)	$(4.17)

Weighted average shares used in computing net loss per share- basic and diluted	129,733,794	91,244,246	116,052,112	85,114,340

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2003 and December 31, 2002

	September 30, 2003	December 31, 2002
	(unaudited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$456,632	$32,818
Short-term investments	—	9,997
Restricted investments	2,262	25,014
Accounts receivable, net of allowance for doubtful accounts of $529 and $241	6,681	3,756
Due from related parties	7,603	1,478
Related party prepaid expenses	22,261	—
Prepaid and other current assets	20,110	10,362

Total current assets	515,549	83,425
Restricted investments, net of current portion	4,049	4,728
System under construction	80,456	55,016
Property and equipment, net of accumulated depreciation and amortization of $276,138 and $158,266	739,632	847,936
DARS license	141,200	144,042
Intangibles, net of accumulated amortization of $4,115 and $3,172	8,747	9,690
Deferred financing fees, net of accumulated amortization of $8,691 and $3,898	46,544	13,275
Related party prepaid expenses, net of current portion	50,086	—
Prepaid and other assets, net of current portion	5,524	2,168

Total assets	$1,591,787	$1,160,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,391	$40,006
Accrued expenses	42,344	46,924
Accrued network optimization expenses	4,296	2,201
Current portion of long-term debt	5,971	3,845
Due to related parties	2,755	13,410
Accrued interest	11,321	16,651
Deferred revenue	24,759	9,925

Total current liabilities	119,837	132,962
Related party long-term debt, net of current portion	128,131	—
Long-term debt, net of current portion	639,299	412,540
Due to related parties, net of current portion	20,174	10,618
Deferred revenue, net of current portion	8,553	2,372
Other non-current liabilities	23,724	9,477

Total liabilities	$939,718	$567,969

Stockholders’ equity:
Series A convertible preferred stock, par value $0.01 (liquidation preference of $102,739 at September 30, 2003 and December 31, 2002); 10,786,504 shares issued and outstanding at September 30, 2003 and December 31, 2002	$108	$108
Series B convertible redeemable preferred stock, par value $0.01 (liquidation preference of $23,714 and $43,364 at September 30, 2003 and December 31, 2002, respectively); 3,000,000 shares authorized, 474,289 shares and 867,289 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	5	9
Series C convertible redeemable preferred stock, par value $0.01 (liquidation preference of $175,933 and $239,508 at September 30, 2003 and December 31, 2002, respectively); 250,000 shares authorized, 140,000 and 200,000 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	1	2
Series D preferred stock, par value $0.01 (liquidation preference of $0 at September 30, 2003 and December 31, 2002); 250,000 shares authorized at September 30, 2003 and December 31, 2002, no shares issued and outstanding at September 30, 2003 and December 31, 2002	—	—
Class A common stock, par value $0.01; 600,000,000 shares and 225,000,000 shares authorized at September 30, 2003 and December 31, 2002, respectively, 149,361,031 shares and 91,706,056 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	1,494	917
Class C common stock, par value $0.01; 15,000,000 shares authorized at September 30, 2003 and December 31, 2002, no shares issued and outstanding at September 30, 2003 and December 31, 2002	—	—
Additional paid-in capital	1,958,033	1,477,261
Accumulated deficit	(1,307,572)	(885,986)

Total stockholders’ equity	$652,069	$592,311

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,591,787	$1,160,280

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine-month Periods ended September 30, 2003 and 2002

	Nine months ended September 30,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net loss	$(421,586)	$(339,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	1,041	241
Ad sales barter revenue	(121)	(353)
Depreciation and amortization	119,074	75,611
Accretion of interest	32,130	—
Loss on disposal of computer equipment	464	—
Non-cash loss on conversion of 14% senior secured notes	25,817	—
Non-cash gain on conversion of 7.75% convertible notes	(5,634)	—
Amortization of deferred financing fees and debt discount	13,486	3,891
Non-cash stock-based compensation	1,840	671
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,966)	(1,485)
(Increase) decrease in due from related parties	(6,125)	—
(Increase) decrease in prepaid and other assets	(12,984)	3,488
Increase (decrease) in accounts payable and accrued expenses	30,925	(10,620)
Increase (decrease) in amounts due to related parties	15,596	14,226
Increase (decrease) in deferred revenue	21,015	5,604
Increase (decrease) in accrued interest	(5,330)	(12,715)

Net cash used in operating activities	(194,358)	(260,542)

Cash flows from investing activities:
Purchase of property and equipment	(9,660)	(33,122)
Additions to system under construction	(4,017)	(32,818)
Net purchase/maturity of restricted investments	22,750	45,500
Other investing activities	9,504	(26,323)

Net cash provided by (used in) investing activities	18,577	(46,763)

Cash flows from financing activities:
Proceeds from sale of common stock and capital contributions	235,683	158,604
Proceeds from issuance of 10% senior secured discount convertible notes	210,000	—
Proceeds from issuance of 12% senior secured notes	185,000	—
Repayment of 7.75% convertible subordinated notes	(6,723)	—
Repurchase of Series B preferred stock	(10,162)	—
Deferred financing costs	(11,311)	—
Payments on mortgage on corporate facility	(350)	(242)
Payments on capital lease obligations	(2,542)	(1,813)

Net cash provided by financing activities	599,595	156,549

Net increase (decrease) in cash and cash equivalents	423,814	(150,756)
Cash and cash equivalents at beginning of period	32,818	182,497

Cash and cash equivalents at end of period	$456,632	$31,741

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

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Holdings Inc. and its subsidiaries as of September 30, 2003 and December 31, 2002, and the results of operations and cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year. The accompanying financial statements are unaudited and should be read in conjunction with the Company’s 2002 consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made to prior-period amounts to conform with the 2003 presentation, including the reclassification of ad sales expense and certain revenue share payments to cost of revenue. In addition, in July 2003, the Emerging Issues Task Force provided additional guidance on Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The additional guidance states that the carrying amount of preferred stock should be reduced by the issuance costs of the preferred stock in the calculation of earnings per share. This guidance is effective in fiscal periods ending after September 15, 2003 and should be retroactively reflected in the financial statements of prior periods. This guidance results in a reduction of the gains recorded on the retirement of the Company’s Series B preferred stock during the three months ended March 31, 2003 and June 30, 2003, of $453,000 and $274,000, respectively, to reflect the amount of the issuance costs of the preferred stock retired. The net loss available to common stockholders for the nine months ended September 30, 2003 reflects these adjustments.

(3) Stock-Based Compensation

At September 30, 2003, the Company had two stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following tables illustrate the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended September 30,
	2003	2002
	(amounts in thousands, except per share data)
Net income (loss) attributable to common stockholders, as reported	$(145,617)	$(114,712)
Add: stock-based employee compensation expense included in net income (loss), net of tax	$—	$271
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	$(7,109)	$(7,460)

Pro forma net loss	$(152,726)	$(121,901)

As reported – net loss per share – basic and diluted	$(1.12)	$(1.26)
Pro forma – net loss per share – basic and diluted	$(1.18)	$(1.34)

	Nine months ended September 30,
	2003	2002
	(amounts in thousands, except per share data)
Net income (loss) attributable to common stockholders, as reported	$(434,685)	$(354,873)
Add: stock-based employee compensation expense included in net income (loss), net of tax	$—	$671
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	$(21,124)	$(22,999)

Pro forma net loss	$(455,809)	$(377,201)

As reported – net loss per share – basic and diluted	$(3.75)	$(4.17)
Pro forma – net loss per share – basic and diluted	$(3.93)	$(4.43)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Recent Financing Transactions

(a) September 2003 Financing

Offering of shares of Class A common stock

On September 11, 2003, the Company completed a public offering of 11,320,755 shares of its Class A Common Stock to Legg Mason Funds Management, Inc., Legg Mason Capital Management, Inc., and another large institutional investor, each on behalf of its investment advisory clients. This offering resulted in gross proceeds of $150 million.

(b) June 2003 Financing

Offering of 12% Senior Secured Notes due 2010

On June 17, 2003, the Company completed an offering of $175 million of Inc.’s 12% Senior Secured Notes due June 15, 2010. In July 2003, an additional $10 million of these 12% senior secured notes due 2010 were issued upon exercise of the over-allotment option. Interest on the notes is payable every six months in cash in arrears on December 15 and June 15, commencing on December 15, 2003. The notes, which are Inc.’s senior secured obligations, are secured by substantially all of Inc.’s assets, are guaranteed by the Company and will rank equally in right of payment with all of Inc.’s other existing and future senior indebtedness and senior in right of payment to all of Inc.’s existing and future subordinated indebtedness. Inc. may, at its option, redeem the notes at declining redemption prices at any time on or after June 15, 2007. At any time on or prior to June 15, 2006, Inc. may redeem a portion of the outstanding notes with the proceeds of certain equity offerings as long as the redemption occurs within 90 days of the date of the closing of such equity offering and at least $100 million aggregate principal amount of notes remains outstanding after the redemption.

(c) January 2003 Financing

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

The exercise price of each warrant may be paid either in cash or without the payment of cash by reducing the number of shares of Class A common stock that would be obtainable upon the exercise of a warrant. The warrants are fully vested and expire December 31, 2009. The face value of the New Notes is reduced by a discount of $60,981,000 associated with the fair value of the related warrants. The fair value of the warrants was calculated using a Black-Scholes based methodology. The face value of these notes is also reduced by an allocation of the unamortized discount on the Old Notes of $52,421,000. This exchange was accounted for as a troubled debt restructuring, and therefore, the modification of terms has been accounted for prospectively from the time of the restructuring. The New Notes are reported on the Company’s condensed consolidated balance sheet as of September 30, 2003 as follows (in thousands).

Face amount of notes at January 28, 2003	$300,176
Warrant discount at January 28, 2003	(113,402)

Carrying amount at January 28, 2003	186,774
Discount amortization / interest accretion (Jan.-Mar. 2003)	4,156
Extinguishments (Jan.-Mar. 2003)	(9,990)

Carrying amount at March 31, 2003	180,940

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discount amortization / interest accretion (Apr.-June 2003)	9,452
Extinguishments (Apr.-Jun. 2003) (see Note 5)	(30,974)

Carrying amount at June 30, 2003	159,418

Discount amortization / interest accretion (July-Sep.2003)	8,824
Extinguishments (July-Sep. 2003)	—

Carrying amount at September 30, 2003	$168,242

Restructuring of GM Obligations

Under certain agreements with General Motors (“GM”) and its subsidiary, OnStar Corporation (“OnStar”), the Company and Inc. issued to OnStar a 10% Senior Secured Convertible Note due December 31, 2009 with an aggregate principal amount of $89 million in lieu of Inc.’s obligation to make $115 million in guaranteed payments from 2003 to 2006 under the distribution agreement with OnStar Corporation. The Company also entered into a $100 million credit facility with GM and issued a warrant to GM to purchase 10 million shares of Class A common stock at an exercise price of $3.18 per share. The warrant is fully vested and expires after five years. The Company determined that the fair value of the warrant was $25.2 million, and the unamortized amount is included in deferred financing fees on the Company’s condensed consolidated balance sheet as of September 30, 2003. The fair value of the warrant was calculated using a Black-Scholes based methodology. The note issued to OnStar is convertible and the warrant exercisable only to the extent GM would not beneficially own more than 19.9% of the Company’s Class A common stock, unless the Company and GM otherwise agree and certain stockholder approvals are obtained.

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

Private Placement of 10% Senior Secured Discount Convertible Notes and Class A Common Stock

The Company sold $210.0 million of 10% Senior Secured Discount Convertible Notes due December 31, 2009 to certain institutional and accredited investors, including some of its current investors. The Company and Inc. are co-obligors on these new investor notes. At any time, a holder of new investor notes may convert all or part of the accreted value of its notes at a conversion price of $3.18 per share. The face value of the 10% senior secured discount convertible notes is reduced by a discount of $2,842,000 associated with the fair value of the consideration provided to certain of these investors at the time of issuance. The face value of these notes is further reduced by a beneficial conversion feature of $68,879,000. These notes are reported on the Company’s condensed consolidated balance sheet as of September 30, 2003 as follows (in thousands).

Face amount of notes at January 28, 2003	$210,000
Discount at January 28, 2003	(2,842)
Beneficial conversion feature at January 28, 2003	(68,879)

Carrying amount at January 28, 2003	138,279
Discount amortization / interest accretion (Jan.-Mar. 2003)	3,766

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Carrying amount at March 31, 2003	142,045

Discount amortization / interest accretion (Apr.-June 2003)	6,152
Extinguishments (Apr.-June 2003) (see Note 5)	(2,769)

Carrying amount at June 30, 2003	145,428

Discount amortization / interest accretion (July-Sep. 2003)	6,097
Extinguishments (July-Sep. 2003)	(7,978)

Carrying amount at September 30, 2003	$143,547

The Company is not able to prepay or redeem the new investor notes as discussed in Note 6. Beginning four years after the issuance of the new investor notes, the Company will be able to convert all, but not less than all of the notes at the conversion price if: (i) shares of Class A common stock have traded on the Nasdaq National Market or a national securities exchange for the previous 30 trading days at 200% of the conversion price, (ii) the Company reported earnings before interest income and expense, other income, taxes, depreciation (including amounts related to research and development) and amortization greater than $0 for the immediately preceding quarterly period for which the Company reports its financial results, (iii) immediately following such conversion, the aggregate amount of Holdings’ and its subsidiaries’ indebtedness is less than $250 million, and (iv) no shares of the Company’s Series C preferred stock remain outstanding. The Company has committed to refer (or may provide directly as described below) one of the investors in its January 2003 convertible notes offering to potential sources of freely tradable shares of its class A common stock for borrowing and hedging activities. To date its efforts have included identifying other significant holders of the class A common stock who may be interested in entering into an arrangement with this investor. Should these referrals not result in this investor obtaining a stock loan, the Company may issue up to 7.5 million shares to this investor for a purchase price payable by an interest-bearing promissory note and concurrently enter into a repurchase/resale agreement with this investor at the same purchase price, with a repurchase or resale to occur after two years. The accounting impact of an issuance and then repurchase or resale would ultimately depend on how the transaction is structured. One of the members of the Company’s board of directors is a limited partner of this investor.

The Company also sold $15.0 million of its Class A common stock at a per share purchase price of $2.70 to a private investor and issued a warrant to purchase 900,000 shares of its Class A common stock at an exercise price of $3.18 per share to R. Steven Hicks, who joined the Company’s board of directors in connection with these transactions. This warrant was valued at $2.3 million using a Black-Scholes based methodology, and the unamortized amount is included in deferred financing fees on the condensed consolidated balance sheet as of September 30, 2003.

(5) Other Equity Issuances

During the nine-month period ended September 30, 2003, the Company issued 10,814,500 shares of Class A common stock for gross proceeds of $65.7 million under its Direct Stock Purchase Program (DSPP). None of these shares of Class A common stock were issued during the three-month period ended September 30, 2003.

Concurrent with the funds raised through the DSPP, and during the nine-month period ended September 30, 2003, the Company entered into agreements with certain holders of its notes to exchange $104.1 million carrying value, or $136.9 million fully accreted face value at maturity, of their notes, for $6.7 million in cash consideration and 15,398,251 shares of Class A common stock. The Company recorded a loss of $20.2 million from these debt extinguishments in other expense on the condensed consolidated statement of operations for the nine months ended September 30, 2003. During the three-month period ended September 30, 2003, agreements were entered into with holders of its notes to exchange $11.4 million carrying value, or $14.4 million fully accreted face value at maturity, of their notes, for 3,934,480 shares of Class A common stock. The Company recorded a loss of $4.4 million from these debt extinguishments in other expense on the condensed consolidated statement of operations for the three months ended September 30, 2003.

Also concurrent with the funds raised through the DSPP, and during the nine-month period ended September 30, 2003, the Company entered into agreements with certain holders of its 8.25% Series B convertible redeemable preferred stock to exchange $19.7 million in shares of Series B preferred stock for $10.2 million in cash consideration. The Company recorded an increase of $8.8 million in additional paid in capital on the condensed consolidated balance sheet as of September 30, 2003 and reduced the net loss attributable to common stockholders for the nine-month period ended September 30, 2003 by a corresponding amount from the retirement of this preferred stock. During the three-month period ended September 30, 2003, the Company did not enter into any agreement to exchange shares of Series B preferred stock. During the three-and nine-month periods ended September 30, 2003, the Company entered into agreements with certain holders of its 8.25% Series C convertible redeemable preferred stock to exchange 60,000 shares of Series C preferred stock plus accrued dividends through the date of the exchange for 8,931,058 shares of Class A common stock. The Company recorded a decrease of $7.7 million in additional paid-in-capital on the condensed consolidated balance sheet as of September 30, 2003 and increased the net loss attributable to common stockholders for the three-and nine-month periods ended September 30, 2003 by a corresponding amount from the exchange of this preferred stock.

Additionally, during the nine-month period ended September 30, 2003, the Company entered into agreements with certain holders of Class A common stock warrants to exchange 55,145 warrants convertible into 4,687,325 shares of Class A common stock for 3,532,400 shares of common stock. During the three-month period ended September 30, 2003, agreements were entered into with certain holders of

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Class A common stock warrants to exchange 12,000 warrants convertible into 1,020,000 shares of Class A common stock for 885,000 shares of common stock. The Company also received $2.5 million in cash proceeds from the exercise of 9,345 warrants into 794,325 shares of Class A common stock during the nine-month period ended September 30, 2003. Of these amounts, $2.0 million in cash proceeds was received from the exercise of 7,340 warrants into 623,900 shares of Class A common stock during the three-month period ended September 30, 2003.

During the three-and nine-month periods ended September 30, 2003, R. Steven Hicks exercised a warrant to purchase 311,000 shares of its Class A common stock at a purchase price of $3.18 per share and received 233,396 net shares of Class A common stock. The warrant was originally issued pursuant to the January 2003 transactions. (see note 4).

(6) Long-Term Debt

Long-term debt at September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
14% senior secured notes - original issue due 2010 (Old Notes)	$22,824	$325,000
Less: unamortized discount on 14% senior secured notes due 2010	(3,808)	(57,102)
14% senior secured discount notes due 2009 (New Notes)	245,057	—
Add: accretion of interest on 14% senior secured notes	8,577	—
Less: unamortized discount on 14% senior secured notes due 2009	(85,392)	—
12% senior secured notes due 2010	185,000	—
10% senior secured discount convertible notes	203,328	—
Add: accretion of interest on 10% senior secured discount convertible notes	5,069	—
Less: unamortized discount on 10% senior secured discount convertible notes	(64,850)	—
7.75% convertible subordinated notes	58,182	79,057
Mortgage	28,223	28,573
Loan payable	35,000	35,000
Notes payable	4,025	—
Related party long-term debt	128,131	—
Capital leases	4,035	5,857

Total debt	$773,401	$416,385
Less current installments	(5,971)	(3,845)

Long-term debt, excluding current installments	$767,430	$412,540

(a) 14% Senior Secured Notes

On March 15, 2000, the Company closed a private placement of 325,000 units, each unit consisting of $1,000 principal amount of Old Notes and one warrant to purchase 8.024815 shares of the Company’s Class A common stock at a price of $49.50 per share. The Company realized net proceeds of $191,500,000, excluding $123,000,000 used to acquire securities that will be used to pay interest payments due under the notes for the first three years. The $325,000,000 face value of the notes was offset by a discount of $65,746,000 associated with the fair value of the related warrants. In January 2003, the Company completed an exchange of 300,176 Old Notes for $437,956,784 principal amount at maturity of New Notes, warrants to purchase 25,514,960 shares of the Company’s Class A common stock at a price of $3.18 per share and $21,012,320 in cash. The face value of the New Notes was offset by a discount of $60,981,000 associated with the fair value of the related warrants. The face value of these notes is also reduced by a discount of $52,421,000 associated with the allocation of the discount on the Old Notes. As of September 30, 2003 and December 31, 2002, the Company had amortized $13,409,000 and $8,644,000 of the discount, respectively. During the nine months ended September 30, 2003, the Company also extinguished $2,000,000 principal amount at maturity, of Old Notes plus accrued interest and $65,483,000 carrying value, or $94,208,000 fully accreted face value at maturity, of New Notes by issuing 8,448,500 shares of its Class A common stock.

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

(c) 10% Senior Secured Discount Convertible Notes

On January 28, 2003, the Company sold $210,000,000 of 10% senior secured discount convertible notes due December 31, 2009 to certain institutional and accredited investors, including some of its current investors. The $210,000,000 face value of the notes was offset by a discount of $2,842,000 associated with the fair value of the consideration provided to certain of these investors at the time of issuance. In

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with this transaction, the Company also recognized a beneficial conversion feature of $68,879,000. During the nine months ended September 30, 2003, the Company also exchanged $15,654,000 carrying value, or $19,829,000 principal amount at maturity, of 10% senior secured discount convertible notes due 2009 by issuing 5,258,876 shares of its Class A common stock. The Company recorded the discount of $4,795,000 attributable to the beneficial conversion of these exchanged notes to interest expense during the nine months ended September 30, 2003. During the three months ended September 30, 2003, the Company exchanged $11,442,000 carrying value, or $14,376,000 principal amount at maturity, of 10% senior secured discount convertible notes due 2009 by issuing 3,934,480 shares of its Class A common stock. The Company recorded the discount of $3,464,000 attributable to the beneficial conversion of these exchanged notes to interest expense during the three months ended September 30, 2003. The Company may require conversion on or after January 28, 2007 of all of the notes into shares of Class A common stock at a conversion price of $3.18 per share. The holders of the notes may convert their notes into Class A common stock at any time prior to maturity.

(d) 7.75% Convertible Subordinated Notes

On March 6, 2001, the Company closed a public offering of $125,000,000 of its 7.75% convertible subordinated notes due 2006, which yielded net proceeds of $120,700,000. The subordinated notes are convertible into shares of the Company’s Class A common stock at a conversion price of $12.23 per share. In July and August 2001, the holders of the 7.75% convertible subordinated notes exchanged $45,900,000 of notes for 4,194,272 shares of the Company’s Class A common stock. The Company incurred a charge of $6,500,000 to interest for the incentivized conversion. During the nine months ended September 30, 2003, the holders of the 7.75% convertible subordinated notes exchanged $20,875,000 of notes for 1,690,875 shares of the Company’s Class A common stock and $6,723,000 in cash. The Company may redeem at any time after March 3, 2004 all or part of the notes at declining redemption prices. The holders of the notes may convert their notes into Class A common stock at any time prior to maturity.

(e) Mortgage

On August 24, 2001, the Company entered into a loan and security agreement with a lender that provided it with $29,000,000 to purchase its corporate headquarters and incurred $500,000 in financing costs associated with the transaction. The loan bore interest at 8% until it adjusted on March 1, 2002 to the six-month LIBOR rate plus 3.5%. The interest rate is adjusted every six months and may not exceed the ceiling rate of 14% or the floor rate of 8%. The loan will mature on September 1, 2006. The Company used the proceeds along with $5,000,000 to purchase its corporate headquarters for $34,000,000 and incurred $800,000 in closing costs on the transaction. The mortgage is secured by the building and an escrow of $3,500,000 at September 30, 2003.

(f) Loan Payable

On December 5, 2001, the Company entered into a Customer Credit Agreement with Boeing Capital Corporation (“BCC”) pursuant to which the Company borrowed $35,000,000 from BCC at an interest rate equal to LIBOR plus 3.5%, increasing to LIBOR plus 4.5% after December 5, 2003, which is compounded annually and payable quarterly in arrears. The principal is due on the earlier of December 5, 2006 or the launch of the ground spare satellite (XM-3), presently scheduled for the three-month period commencing October 15, 2004. The principal would also become due should the Boeing Satellite Contract (note 10(c)) be terminated. The loan is secured by the Company’s interest in the ground spare satellite, excluding its payload.

(g) Related Party Notes

On January 28, 2003, the Company and Inc. issued to Onstar, a subsidiary of GM, a 10% senior secured convertible note due December 31, 2009 with an aggregate principal amount of $89,042,000 in lieu of Inc.’s obligation to make $115,000,000 in guaranteed payments from 2003 to 2006 under the distribution agreement with Onstar. GM also provided the Company and Inc. with the ability to make up to $35,000,000 in future subscriber acquisition payments that the Company may owe to Onstar under the distribution agreement in shares of Class A common stock and provided the Company with a $100,000,000 credit facility agreement. As of September 30, 2003, the Company has incurred $39,089,000 in payments due to Onstar which is reported in marketing expenses on the Company’s condensed consolidated statement of operations for the three- and nine-month periods ended September 30, 2003. Of this amount, $32,297,000 has been drawn from the credit facility and $6,792,000 relates to subscriber acquisition payments due to Onstar that may be paid in Class A common stock.

(h) Notes Payable

The Company has established notes payable for credit facilities to vendors for the deferral of up to $6,000,000 million in amounts owed. These notes are payable in 2004 and 2005 and accrue interest at 6%. As of September 30, 2003, the balance due on these credit facilities was $4,025,000. The Company also issued warrants in connection with these notes. The fair value of these warrants is $169,000 and is included in deferred financing fees.

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

The Company recognizes advertising revenue from sales of advertisements in the period in which the advertisement is broadcast. Agency fees are presented as a reduction to revenue in the condensed consolidated statement of operations. Advertising revenue for the three months ended September 30, 2003 and 2002 included advertisements sold in exchange for goods and services (barter) recorded at fair value. Revenue from barter transactions is recognized when advertisements are broadcast. Merchandise or services received are charged to expense when received or used. Barter transactions are not significant to the Company’s condensed consolidated results of operations.

Equipment revenue is recognized at the time of shipment of the equipment. Royalty revenue is recognized when earned.

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

(9) Related Party Transactions

The Company had the following amounts due from related parties at September 30, 2003 and December 31, 2002 (in thousands):

	September 30, 2003	December 31, 2002
GM	$7,573	$1,478
Honda	30	—

	$7,603	$1,478

The Company had the following amount as related party prepaid expense at September 30, 2003 and December 31, 2002 (in thousands):

	September 30, 2003	December 31, 2002
GM	$72,347	$—

The Company had the following amounts outstanding to related parties at September 30, 2003 and December 31, 2002 (in thousands):

	September 30, 2003	December 31, 2002
GM	$21,041	$20,908
Hughes	92	58
DIRECTV, Inc.	—	3
Clear Channel	1,796	3,059

	$22,929	$24,028

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had the following related party debt at September 30, 2003 and December 31, 2002 (in thousands):

	September 30, 2003	December 31, 2002
GM	$128,131	$—

Beginning in the fourth quarter of 2002, the Company engaged in activities with GM and Honda to jointly promote XM service subscriptions to new car buyers. At September 30, 2003, there were 189,311 subscribers in promotional periods (ranging from three months to one year in duration) paid for by the vehicle manufacturers. These subscriptions are included in the Company’s three-months and nine-months subscriber total. Revenues earned from related parties, primarily from these subscriptions, are as follows (in thousands):

	Three months ended
	September 30, 2003	September 30, 2002
GM	$5,183	$—
Honda	19	—

	$5,202	$—

	Nine months ended
	September 30, 2003	September 30, 2002
GM	$7,774	$—
Honda	23	—

	$7,797	$—

The Company has relied upon certain related parties for technical marketing and other services during the three months and nine months ended September 30, 2003 and 2002. Total costs incurred in transactions with related parties are as follows (in thousands):

	Three months ended September 30, 2003
	GM	Hughes	Clear Channel
Terrestrial repeater network	$—	$44	$—
Terrestrial repeater site leases	—	—	15
Customer care & billing operations	285	—	—
Marketing	29,968	—	1,713

	Three months ended September 30, 2002
	GM	Hughes	DIRECTV	Clear Channel	LCCI
Terrestrial repeater network	$—	$142	$—	$—	$(1,273)
Terrestrial repeater site leases	—	—	—	14	—
Customer care & billing operations	21	—	—	—	—
Marketing	8,856	—	—	2,001	—

	Nine months ended September 30, 2003
	GM	Hughes	Clear Channel
Terrestrial repeater network	$—	$295	$—
Terrestrial repeater site leases	—	—	44
Customer care & billing operations	738	—	—
Marketing	71,203	—	6,926

	Nine months ended September 30, 2002
	GM	Hughes	DIRECTV	Clear Channel	LCCI
Terrestrial repeater network	$—	$10,386	$—	$—	$3,089
Terrestrial repeater site leases	—	—	—	42	—
Customer care & billing operations	25	—	33	—	—
Marketing	15,465	—	—	6,489	—

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

(d) Clear Channel

Pursuant to an operational assistance agreement with Clear Channel Communications, the Company receives programming services. In addition, in 2000, the Company entered into a sponsorship agreement with SFX Marketing, now Clear Channel Entertainment, to advertise and promote the Company’s service at Clear Channel Entertainment events and venues. Since 2000, Premiere Radio Networks, a subsidiary of Clear Channel Communications has served as one of the Company’s ad sales representatives. Under separate agreements, the Company also runs advertisements on a spot and network basis on radio stations owned by Clear Channel Communications. In addition, the Company leases sites for its terrestrial repeaters from Clear Channel Communications.

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

(b) Technology Licenses

Effective January 1, 1998, the Company entered into a technology licensing agreement with Motient and WorldSpace Management Corporation (“WorldSpace MC”) by which as compensation for certain licensed technology then under development to be used in the XM Radio System, the Company pays certain amounts to WorldSpace MC; $5 million of such amounts have been deferred and are to be paid, plus interest, over the next five years through the end of 2008. The actual amounts to be incurred under this agreement are dependent upon further development of the technology, which is at the Company’s option. The agreement includes provisions for sharing certain costs related to the further development of technology and for royalty payments from the Company to WorldSpace MC.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Satellite System

As of September 30, 2003, the Company had paid approximately $474.8 million under the satellite contracts related to “Rock” and “Roll”, XM-3 and XM-4, including $659,000 in incentives and interest related thereto.

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

XM-3

The Company’s ground spare satellite (XM-3) has been partially constructed to date, and is currently undergoing modifications to correct the solar array degradation issues experienced by “Rock” and “Roll,” as well as other changes discussed below. Through September 30, 2003, with respect to XM-3, the Company has deferred $15 million (at an interest rate of 8%) through December 5, 2006 and borrowed back $35 million (from BCC, as described in note 6(f) above, to be repaid prior to launch of XM-3).

On May 22, 2003, the Company and BSS amended the satellite contract so as to set the launch period for its ground spare satellite, XM-3, for the three-month period commencing October 15, 2004. In addition to the modifications to address the solar anomaly as noted below, BSS will make certain alterations to optimize XM-3 for the specific orbital slot into which it will be launched. The aggregate cost of the launch, the optimization for the specific orbital slot and certain pre-launch services is approximately $100,000,000, of which approximately $2,000,000 must be paid during the fourth quarter of 2003, and the balance in 2004, with nearly half being paid just prior to the launch. In addition, any unearned “Rock” and “Roll” incentives (of the $25,000,000 described above) will be rolled over to XM-3 and the Company must repay its existing $35,000,000 loan from BCC prior to the XM-3 launch; the Company also will need to acquire and pay for launch and in-orbit insurance in connection with this launch. The cost of launch and in-orbit insurance in connection with this launch is subject to market prices and conditions at the time such insurance is obtained.

XM-4

The Company has committed (by further amendment to the satellite contract, with such amendment dated July 31, 2003, and by a separate contract with Sea Launch Company, LLC (“Sea Launch”), dated August 5, 2003) to acquire from BSS a fourth satellite (“XM-4”), which shall be available for shipment to the launch services provider no later than October 31, 2005, and associated launch services from Sea Launch. The fixed prices for XM-4 and the associated launch services total $186,500,000 plus interest on deferred amounts and excluding in-orbit performance incentives. Following initial payments of $3,000,000 in 2003, payments aggregating over $100,000,000 are deferred with interest accruing monthly at a rate of 12.75% per annum. As of September 30, 2003, the Company had deferred payments of $13,600,000 recorded in other non-current liabilities on the balance sheet. Of the aggregate deferral, $10,000,000 is payable in October 2004 (of the total of approximately $13,000,000 of payments anticipated to be made in 2004) and the balance, including all accrued and unpaid interest, in January 2005; the remaining portion of the fixed prices for XM-4 and the associated launch services are payable prior to launch. The Company also issued a warrant to BSS to purchase 500,000 shares of XM’s Class A Common Stock at $13.524 per share. The fair value of these warrants was determined to be $5,790,000 using a Black-Scholes based methodology and is included in Systems Under Construction on the Company’s balance sheet as of September 30, 2003. After launch of XM-4, BSS has the right to earn incentive payments of $12,000,000 over the first twelve years of in-orbit life, an additional $7,500,000 for performance above specification during the first 15 years of in-orbit life, and an additional $10,000,000 for continued high performance across the five year period beyond the 15 year design life. The Company has also obtained a fixed price option to acquire a fifth satellite from BSS on pricing and incentive terms similar to those applicable to XM-4. If XM-3 is launched successfully and operates satisfactorily, the Company may elect, under the above contracts, to defer launch of XM-4 and, as a result, approximately $50,000,000 in payments could be deferred until 2007.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Satellite Insurance and System Risk Mitigation.

In the first quarter of 2003, the Company filed the proofs of loss for constructive total loss claims on both its satellites with its insurance carriers for the aggregate sum insured (less applicable salvage), relating to a progressive degradation problem with the solar array output power of Boeing 702 class satellites, including XM “Rock” and XM “Roll,” identified to its insurers in September 2001. The Company has launch and in-orbit insurance policies that provide coverage to it for a total, constructive total or partial loss of each of its satellites where such loss arises from an occurrence within the first five years after launch (both satellites were launched during the first half of 2001). The aggregate sum insured in the event of the total or constructive total loss of both satellites is $400 million ($200 million per satellite). During the third quarter of 2003, the Company received letters from its insurers rejecting its proofs of loss and denying its claims. The Company subsequently provided to the insurers its reasons why the insurers’ position is factually incorrect and unsupported under the terms of its policies. By letter dated November 7, 2003, the insurers advised that they are not in a position to change the decisions stated in their prior letter. The Company anticipates continuing correspondence and meetings with individual and groups of insurers to resolve this matter and will proceed with negotiations, arbitration or litigation as necessary to recover the losses. The Company continues to believe that it will ultimately receive insurance payments adequate to launch its spare satellite and fund a portion of XM-4, although there can be no assurance as to the amount of any insurance proceeds, or that any insurance proceeds will be received in a timely manner.

In light of the progressive degradation noted above, XM plans to launch its ground spare satellite (XM-3) into one orbital slot by year-end 2004, and operate “Rock” and “Roll” collocated in the other orbital slot. In 2007, the Company plans to launch XM-4 to replace the collocated “Rock” and “Roll”. In this way, the Company will have replacement satellites in orbit and operating prior to the times “Rock” and “Roll” can no longer provide full service, or half service in collocated mode.

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

Based on the consistency of the degradation trends (with no substantial improvement to date) and continuing analyses by BSS and the Company, the Company’s management adjusted the estimated useful lives of its in-orbit satellites, with effect from September 2002, to the period running through first quarter 2008 (approximately 6.75 years from launch). The Company’s management will continue to monitor this situation carefully and may re-adjust the estimated useful lives of its in-orbit satellites based on future information. The Company has not recorded an impairment due to its forecasted cash flows (which are sufficient to recover the system assets); however, should the Company reduce or not meet its forecasted cash flows or reduce further the estimated useful lives of the satellites, it may be required to record an impairment (which may be substantial) at that time. The Company has not adjusted the estimated useful lives of its spacecraft control facilities, as it believes these facilities will continue to be of use in its system.

(d) Terrestrial Repeater System Contracts

As of September 30, 2003, the Company had incurred aggregate costs of approximately $267,634,000 for its terrestrial repeater system. These costs covered the capital costs of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas. In August 1999, the Company signed a contract with LCCI calling for engineering and site preparation. As of September 30, 2003, the Company had paid $128,356,000 under this contract. There are no further payments due under the LCCI contract. The Company also entered into a contract effective October 22, 1999 with Hughes for the design, development and manufacture of the terrestrial repeaters; there are no further payments due under this contract except those related to ongoing out-of-warranty repairs. The Company has paid $114,063,000 under this contract as of September 30, 2003 and has an additional liability recorded of $92,000 at September 30, 2003.

(e) Accrued Network Optimization Expenses

As a result of the planned reduction of the number of terrestrial repeater sites, the Company recognized a charge of $919,000 during the three-month period ended September 30, 2003 compared to $1,400,000 during the three-month period ended September 30, 2002 and a charge of $4,003,000 during the nine-month period ended September 30, 2003 compared to $3,025,000 during the nine-month period ended September 30, 2002. At September 30, 2003, the Company had recorded a lease termination accrual of $4,296,000 that represents an estimate of the costs to terminate the remaining 84 leases based on management’s judgment, advice of lease consultants, and on-going negotiations with landlords. The liability also includes the estimated costs to deconstruct the existing sites, which are based upon quotes from contractors. This amount could vary significantly from the actual amount incurred, depending primarily on the Company’s ability to negotiate lease termination settlements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued network optimization expenses at September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

Balance at December 31, 2002	$2,201
Add: additional charges recognized (Jan. – Sept. 2003)	4,003
Less: payments made (Jan. – Sept. 2003)	(1,908)

Balance at September 30, 2003	$4,296

(f) GM Distribution Agreement

The Company has a long-term distribution agreement with OnStar, a subsidiary of GM. During the term of the agreement, which expires 12 years from the commencement date of the Company’s commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of the Company’s commencement of commercial operations, and to provide that the Company may make certain payments to GM in the form of indebtedness or shares of the Company’s Class A common stock. The Company’s total cash payment obligations were not increased. The Company has significant annual, fixed payment obligations to GM. As a result of the June 2002 amendment, the Company commenced recognizing these fixed payment obligations for the period ending through November 2005, which approximate $63.6 million, on a straight-line basis. However, due to the January 2003 amendment to the Distribution Agreement and GM’s current roll out plans which indicate a likelihood of GM exceeding minimum installation targets, the Company is now prospectively recognizing these fixed payments due through September 2013, which approximate $397.3 million, on a straight-line basis. The Company issued a 10% Senior Secured Convertible Note due 2009 with an aggregate principal amount of $89,042,387 to OnStar in lieu of making these fixed payments to OnStar for amounts otherwise due in 2003 through 2006. The Company has recorded $22.3 million of current prepaid expense to related party and $50.0 million of non-current prepaid expense to related party in the condensed consolidated balance sheet at September 30, 2003.

In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios. The Company will also make available to GM bandwidth on its system. As part of the agreement, OnStar provides certain call-center related services directly to XM subscribers who are also OnStar customers and the Company must reimburse OnStar for these XM-related call center services. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio’s service. The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service, starting with 1,240,000 units by November 2005, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. General Motors’ exclusivity obligations will discontinue if, by November 2005 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market. Prior to 2001, the Company had not incurred any costs under the distribution agreement. As of September 30, 2003 and 2002, the Company paid $25.3 million and $4.9 million, respectively, and incurred total costs of $103.3 million and $16.8 million, respectively, under the distribution agreement.

(g) Joint Development Agreement

Under the terms of a joint development agreement with Sirius Radio, the other holder of an FCC satellite radio license, each party is obligated to fund one half of the development cost for a unified standard for satellite radios. During the three-month periods ended September 30, 2003 and 2002, the Company incurred costs of $93,000 and $0 respectively, and $260,000 during the nine-month period ended September 30, 2003 compared to $0 during the nine-month period ended September 30, 2002, respectively in relation to this agreement. The costs related to the joint development agreement are being expensed as incurred in research and development. The Company is currently unable to determine the expenditures necessary to complete this process, but they may be significant.

(h) Sales, Marketing and Distribution Agreements

The Company has entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the three-month periods ended September 30, 2003 and 2002, the Company incurred costs of $10.8 million and $11.9 million respectively, and during the nine-month periods ended September 30, 2003 and 2002, the Company incurred costs of $31.6 million and $39.1 million, respectively, in relation to these agreements excluding the GM distribution agreement. The amount of these costs will vary in future years, but is expected to increase during the rest of the year as the number of subscribers and revenue increase.

(i) Programming Agreements

The Company has entered into various programming agreements. Under the terms of these agreements, the Company is obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. During the three-month periods ended September 30, 2003 and 2002, the Company incurred costs of $3.1 million and $4.0 million respectively, and during the nine-month periods ended September 30, 2003 and 2002, the Company incurred costs of $12.7 million and $16.7 million, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase as the number of subscribers and advertising revenue increase. The amount of the costs related to these agreements cannot be estimated, but are expected to be substantial future costs.

(j) Royalty Agreements

The Company has entered into fixed and variable payment agreements with performance rights organizations that expire as late as 2006. During the three-month periods ended September 30, 2003 and 2002, the Company incurred costs of $2.2 million and $395,000 respectively, and during the nine-month periods ended September 30, 2003 and 2002, the Company incurred costs of $6.9 million and $867,000, respectively, in relation to these agreements.

(k) Warrants

Sony Warrant

In February 2000, the Company issued a warrant to Sony exercisable for shares of the Company’s Class A common stock. The warrant would have vested, if at all, at the time that the Company reached its one-millionth customer, and the number of shares underlying the warrant would have been determined by the percentage of XM Radios that had a Sony brand name as of the vesting date. If Sony had achieved its maximum performance target, the warrant would have been exercisable for 2% of the total number of shares of the Company’s Class A common stock on a fully-diluted basis. The exercise price of the Sony warrant would have equaled 105% of fair market value of the Class A common stock on the vesting date, determined based upon the 20-day trailing average. At September 30, 2003, it was evident that Sony would not achieve the minimum performance target, which included the percentage of XM radios that have a Sony brand name as of the time XM reached its one-millionth subscriber, and therefore, none of the warrants would vest. The Company reversed the non-cash compensation expense that had been recorded related to these warrants. During the three-month periods ended September 30, 2003 and 2002, the Company incurred costs of $(8.2) million and $(62,000) respectively, and during the nine-month periods ended September 30, 2003 and 2002, the Company incurred costs of $(339,000) and $86,000, respectively, related to these warrants.

CNBC Warrant

In May 2001, the Company granted a warrant to purchase 90,000 shares of Class A common stock consisting of three 30,000 share tranches to purchase shares at $26.50 per share, which expire in 11, 12, and 13 years, respectively. The warrants began to vest on September 25, 2001 when the Company reached its commercial launch and became or will be vested on September 1, 2002, 2003, and 2004, respectively. During the three-month periods ended September 30, 2003 and 2002, the Company incurred costs of $284,000 and $(46,000) respectively, and during the nine-month periods ended September 30, 2003 and 2002, the Company incurred costs of $667,000 and $(11,000), respectively, in non-cash compensation expense related to these warrants.

(l) Service Providers

The Company has entered into agreements with service providers for customer care functions to subscribers of its service. Employees of the service provider have access to the Company’s customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquiries from subscribers. The Company pays its service provider an hourly rate for each customer care representative supporting its subscribers. During the three-month periods ended September 30, 2003 and 2002, the Company incurred costs of $3.6 million and $2.1 million respectively, and during the nine-month periods ended September 30, 2003 and 2002, the Company incurred costs of $9.4 million and $5.4 million, respectively, in relation to these agreements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) Supplemental Cash Flows Disclosures

The Company paid $54,273,000 and $52,351,000 for interest (net of amounts capitalized) during the nine-month periods ended September 30, 2003 and 2002, respectively. Additionally, the Company’s financial results include the following non-cash financing and investing activities (in thousands):

	Nine-month periods ending September 30,
	2003	2002
Accrued system milestone payments	$17,460	$9,184
Issuance of note for prepaid expenses	89,042	—
Issuance of warrants for deferred financing fees	27,439	—
Issuance of warrants for satellite contract	5,790	—
Issuance of notes for accrued expenses	43,114	—
Discount on debt securities	127,907	—
Conversion of debt to equity	72,309	—
Completed broadcast facilities	—	2,147
Use of deposit/escrow for capital lease agreement	1,174	—
Property acquired through capital leases	1,894	1,211
Non-cash capitalized interest	2,033	—

(12) Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003, and SFAS No. 143 does not have a material impact on the financial statements. The Company’s asset retirement obligations are limited to deconstruction of its terrestrial repeater sites. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded, the Company will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company recorded losses of $4.4 million and $20.2 million during the three months and nine months ended September 30, 2003, respectively from the early retirement of debt with a carrying value including accrued interest of $104.1 million. The loss is reported in other income (expense) in the condensed consolidated statement of operations for the three- and nine-month periods ended September 30, 2003.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 addresses the classification and measurement of mandatorially redeemable freestanding financial instruments, including those that comprise more than one option or forward contract, and requires an issuer to classify certain instruments as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the first interim period after June 15, 2003. The adoption of SFAS No. 150 has not had a material effect on the classification and measurement of the Company’s financing transactions but may have an effect on the classification and measurement of future mandatorially redeemable financing transactions, if and when they occur.

The Emerging Issues Task Force issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables addressing the allocation of revenue among products and services in bundled sales arrangements. EITF 00-21 is effective for arrangements entered into in fiscal periods after June 15, 2003. Based on the Company’s current sales and marketing programs, the Company does not anticipate the application of the new pronouncement will have a material impact on the Company’s financial statements. However, the Company’s sales and marketing programs may change over time and the Company will continue to evaluate the applicability of EITF 00-21 as it relates to sales of service and hardware. This new pronouncement has no impact on the economics of the Company’s sales and marketing programs, but it may impact the timing and classification of revenue reported within the financial statements and may have a corresponding impact on the Average Revenue per Subscriber (“ARPU”). As a result of this new pronouncement, the Company recognized a lower subscriber ARPU for the period.

In July 2003, the Emerging Issues Task Force provided additional guidance on Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The additional guidance states that the carrying amount of preferred stock should be reduced by the issuance costs of the preferred stock in the calculation of earnings per share. This guidance is effective in fiscal periods ending after September 15, 2003 and should be retroactively reflected in the financial statements of prior periods. This guidance results in a reduction of the gains recorded on the retirement of the Company’s Series B preferred stock during the three months ended March 31, 2003 and June 30, 2003, of $453,000 and $274,000, respectively, to reflect the amount of the issuance costs of the preferred stock retired. The net loss available to common stockholders for the nine months ended September 30, 2003 reflects these adjustments. This guidance does not impact the net loss or financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections herein, including statements regarding the development of our business, the markets for our services, our anticipated capital expenditures, and other similar statements are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements use such words as “plans,” “expects,” “will,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believes,” “anticipates,” “intends,” “may,” “should,” “continue,” “seek,” “could” and other similar reasonable expressions. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the “Cautionary Statements”) include, without limitation, the key factors that have a direct bearing on our future results of operations. These are our significant expenditures and losses, unproven market for our service; health of our satellites; potential need for additional financing, substantial indebtedness, as well as other risks referenced from time to time in filings with the SEC, including our Form 8-K, filed June 3, 2003, and Form S-3, filed August 8, 2003. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect the occurrence of unanticipated events.

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

Introduction

Inc. was incorporated in Delaware in 1992 and Holdings became a holding company for Inc. in early 1997. We emerged from the development stage in the fourth quarter of 2001, following the commencement of our service in two test markets on September 25, 2001 and nationwide launch on November 12, 2001. Accordingly, the results for the quarter ended September 30, 2002 reflect limited commercial operations and the direct comparison of the results of operations for the quarters ended September 30, 2003 and 2002 may not be meaningful with respect to revenue and various other line items. As of September 30, 2003, we had 929,648 subscribers.

We raised $2.4 billion of equity and debt net proceeds through September 30, 2003 from investors and strategic partners to fund our operations. This includes $225 million of gross funds raised in the January 2003 financing transactions, $185 million of gross funds raised in the June 2003 offering (of which $10 million was raised in July 2003 from the exercise of an over-allotment option) and $150 million of gross funds raised in the September 2003 offering. The January 2003 financing transactions also included $250 million of payment deferrals and a line of credit. Provided that we meet the revenue, expense and cash flow projections of our business plan, we expect to be fully funded and will not need to raise additional financing to continue operations or to fund the construction and launch of XM-3 and the construction of XM-4. We may need to raise additional funding for the launch of XM-4 depending on the amount and timing of the receipt of the insurance proceeds and other factors.

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

Marketing

Marketing includes: Retention & Support, which are those indirect costs that are not associated with gaining a subscriber and are not expected to fluctuate directly with changes in revenue and/or subscribers; Subsidies & Distribution, which includes commissions to radio manufacturers and distribution partners that are based on the number of radios manufactured or the number of new subscribers added in the period (these costs have previously been referred to as “Subscriber Acquisition Costs” or “SAC”); Marketing, which are those discretionary costs including advertising, media and events, as well as marketing materials for retail and automotive dealer points of presence. Amortization of the GM Liability includes the straight-line accounting treatment of the fixed obligation to General Motors. We consider subscriber acquisition costs to include radio manufacturer subsidies, certain sales, activation and installation commissions, and subscriber product- and hardware-related incentives and promotions. Subscriber acquisition costs also include the negative margins on equipment sales. (Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and distributors and certain guaranteed payments to General Motors.) We consider Cost Per Gross Addition (CPGA) to include the amounts in SAC, as well as advertising, media and marketing expenses except for retention and support and amortization of GM liability.

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

Three-Month and Nine-month Periods ended September 30, 2003 and 2002

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except subscriber, share and per share data)
Revenue:
Subscription	$21,658	$4,775	$49,365	$8,987
Activation	520	144	1,209	271
Equipment	3,565	—	5,174	—
Net ad sales	963	603	2,010	1,691
Other	207	30	528	226

Total revenue	26,913	5,552	58,286	11,175

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	7,031	1,146	16,510	2,591
Customer care & billing	6,744	4,236	17,378	10,669
Cost of equipment	4,226	—	7,194	—
Ad sales	758	748	1,755	1,306
Satellite & terrestrial	10,781	11,003	33,353	33,669
Broadcast & operations:
Broadcast	1,902	2,519	6,359	5,922
Operations	2,649	3,353	8,633	8,583

Total broadcast & operations	4,551	5,872	14,992	14,505
Programming & content	5,525	6,081	15,575	19,578

Total cost of revenue	39,616	29,086	106,757	82,318
Research & development (excludes depreciation and amortization, shown below)	4,016	4,182	9,402	8,917
General & administrative (excludes depreciation and amortization, shown below)	5,622	4,977	20,194	15,905
Marketing (excludes depreciation and amortization, shown below)
Retention and support	(5,950)	2,686	6,355	8,625
Subsidies and distribution	21,727	13,771	53,043	35,600
Advertising and marketing	13,119	13,671	40,885	72,758

Marketing	28,896	30,128	100,283	116,983
Amortization of GM liability	9,312	4,252	26,251	9,345

Total marketing	38,208	34,380	126,534	126,328
Depreciation & amortization	39,526	28,600	119,074	75,611

Total operating expenses	126,988	101,225	381,961	309,079

Operating loss	(100,075)	(95,673)	(323,675)	(297,904)
Interest income	828	1,271	1,953	4,555
Interest expense	(30,384)	(15,797)	(81,072)	(47,428)
Other income (expense)	(3,817)	553	(18,792)	1,676

Net loss	(133,448)	(109,646)	(421,586)	(339,101)

8.25% Series B and C preferred stock dividend requirement	(4,475)	(5,066)	(14,166)	(15,772)
Series B preferred stock retirement gain	—	—	8,761	—
8.25% Series C preferred stock retirement loss	(7,694)	—	(7,694)	—

Net loss attributable to common stockholders	$(145,617)	$(114,712)	$(434,685)	$(354,873)

Basic and diluted net loss per share	$(1.12)	$(1.26)	$(3.75)	$(4.17)

Weighted average shares used in computing net loss per share- basic and diluted	129,733,794	91,244,246	116,052,112	85,114,390

EBITDA (1)	$(64,366)	$(66,520)	$(223,393)	$(220,617)
XM subscriptions (end of period) (2)	929,648	201,554

(1)	Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

	Three months Ended September 30,
	2003	2002
Reconciliation of Net Loss to EBITDA
Net loss as reported	$(133,448)	$(109,646)
Add back non-EBITDA items included in net loss:
Interest income	(828)	(1,271)
Interest expense	30,384	15,797
Depreciation & amortization	39,526	28,600

EBITDA	$(64,366)	$(66,520)

	Nine months Ended September 30,
	2003	2002
Reconciliation of Net Loss to EBITDA
Net loss as reported	$(421,586)	$(339,101)
Add back non-EBITDA items included in net loss:
Interest income	(1,953)	(4,555)
Interest expense	81,072	47,428
Depreciation & amortization	119,074	75,611

EBITDA	$(223,393)	$(220,617)

(2)	We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those that are currently in promotional periods, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers.

Three months Ended September 30, 2003 Compared With Three months Ended September 30, 2002

Revenue

Revenue. Our revenue consists of subscription fees, activation charges, limited direct sales of radios, advertising sales, and revenue earned from royalties. During the three-month period ended September 30, 2003, we recognized $26.9 million in total revenue, compared to $5.6 million during the three-month period ended September 30, 2002, an increase of $21.3 million. During the three-month period ended September 30, 2003, subscription related revenues comprised over 95% of our total revenues. As of September 30, 2003, we had 929,648 subscribers, compared to 201,554 at September 30, 2002, an increase of 728,094 subscribers. Our subscribers include 189,311 subscribers in OEM promotional periods (typically ranging from three months to one-year in duration) paid for by the vehicle manufacturers. At the time of sale, vehicle owners generally receive a 3-month trial subscription and are included in OEM promotional subscribers. XM generally receives two months of the 3-month trial subscription from the vehicle manufacturer. The number of subscribers electing to continue with the XM service beyond the initial OEM promotional period, the conversion rate, has ranged from 65% - 80% over the past year and averaged approximately 75% for the three-month period ended September 30, 2003. Beginning in late September 2003, XM began an auto activation program whereby XM-enabled radios in new vehicles manufactured by General Motors and Honda are activated to receive the XM service as a subscriber at the time of the sale to the vehicle purchaser. We cannot predict how this auto activation program will impact our overall conversion rate. However, the Company expects that, over time, the auto activation program will increase the number of subscribers provided by our OEM distribution channel. Our conversion rate may fluctuate from period to period, and we expect that the effectiveness of our sales and marketing activities as well as the method of initial activation will impact our conversion rate. Our subscribers also include 19,092 XM activated vehicles with rental car companies. There are 6,898 2003 model year XM activated vehicles for which we receive payments based on the use of XM service. Customers are charged $2.99 per day per vehicle for use of the XM service in 2003 model year vehicles, on which XM receives a revenue share. There are 12,194 2004 model year XM activated vehicles for which we receive $10 per month. Additionally, 62,015 family plan subscriptions at a multi-unit rate of $6.99 per radio per month are included in our total subscriber count. We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods, as well as XM activated vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers. We expect revenue to increase as we continue to add subscribers and to attract additional advertisers.

Subscription Revenue. Subscription revenue was $21.7 million during the three-month period ended September 30, 2003, compared to $4.8 million during the three-month period ended September 30, 2002, an increase of $16.9 million. Subscription revenue consists primarily of our monthly subscription fees charged to consumers, commercial establishments and fleets, which are recognized as the service is provided. Revenues received from vehicle manufacturers for promotional service programs are included in subscription revenue. At the time of sale, vehicle owners generally receive a three-month trial subscription and are included in OEM promotional subscribers. We generally receive payment for two months of the three-month trial subscription period from the vehicle manufacturer. For the three months ended September 30, 2003, subscriber revenue includes $2.4 million from related parties for subscription fees paid under certain promotional agreements. Subscription revenue also includes revenues from premium service. Our subscriber arrangements are cancelable, without penalty. Promotions and discounts are treated as a reduction to revenue during the period of the promotion. Sales incentives, consisting of rebates to subscribers, offset revenue. Average monthly subscription revenue per subscriber (ARPU) was approximately $8.84 during the three-month period ended September 30, 2003, and $9.54 during the three-month period ended September 30, 2002, of which all of the subscribers were aftermarket, OEM and other subscribers. ARPU from our aftermarket, OEM and other subscribers was $9.51 during the three-month period ended September 30, 2003. ARPU from our OEM promotional subscribers was $6.39 during the three-month period ended September 30, 2003. ARPU from our rental car fleet subscribers was $4.66 during the three-month period ended September 30, 2003. ARPU from our family plan subscribers was $6.90 for the three-month period ended September 30, 2003. Average monthly subscription revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates) divided by the monthly weighted average number of subscribers for the period reported. Average monthly revenue per subscriber is a measure of operational performance and not a measure of financial performance under generally accepted accounting principles.

Activation Revenue. Activation revenue is comprised of one-time activation charges billed to customers. Activation fees are non- refundable, and are recognized on a pro-rata basis over the estimated 40-month life of the subscriber relationship. We expect this estimate to be further refined in the future as additional historical data becomes available. During the three-month period ended September 30, 2003, we recognized $520,000 in activation revenue compared to $144,000 during the three-month period ended September 30, 2002, an increase of $376,000 due to an increase in subscribers. We expect activation revenue to increase as we increase subscribers.

Equipment Revenue. Equipment revenue is comprised of revenues from any direct sales of radios. Through September 30, 2003, the direct sales of radios have generally been for promotional purposes. During the three-month period ended September 30, 2003, we recognized $3.6 million in equipment revenue compared to $0 during the three-month period ended September 30, 2002. We expect revenue from the sale of equipment to increase proportionately with the increase in direct sales of equipment by XM.

Net Ad Sales Revenue. Advertising revenue consists of sales of advertisements and program sponsorships on the XM network to advertisers that are recognized in the period in which they are broadcast. Advertising revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Advertising revenue is presented net of national agency commissions in the unaudited condensed consolidated statements of operations, which is consistent with industry practice. During the three-month period ended September 30, 2003, we recognized $963,000 in net advertising revenue compared to $603,000 during the three-month period ended September 30, 2002. These amounts are net of agency commissions, which were $148,000 during the three-month period ended September 30, 2003, compared to $73,000 during the three-month period ended September 30, 2002. The increase in net advertising revenue is due primarily to increased demand for advertising on the XM network that results from our subscriber growth, listenership and audience reach. During the three-month period ended September 30, 2003, we recognized $96,000 in advertising barter revenue compared to $188,000 during the three-month period ended September 30, 2002.

Other Revenue. Other revenue earned during the three-month period ended September 30, 2003 consisted of royalty revenue from certain tuners manufactured during 2003. We recognized $207,000 of other revenue during the three-month period ended September 30, 2003 compared with $30,000 during the three-month period ended September 30, 2002.

Operating Expenses

Total Operating Expenses. Total operating expenses were $127.0 million during the three-month period ended September 30, 2003 compared to $101.2 million during the three-month period ended September 30, 2002, an increase of $25.8 million or 25%. The increase was due primarily to an increase in cost of revenue of $10.5 million attributable to increased sales, an increase in marketing expenses of $3.8 million and an increase in depreciation and amortization of $10.9 million resulting from a reduction in the useful life of our satellites.

Cost of Revenue. Cost of revenue includes costs of radios associated with radio sales, revenue share & royalties, customer care & billing costs, satellite & terrestrial operating costs, cost of broadcast and operations, programming & content and costs directly associated with the sales of advertising. These combined costs were $39.6 million during the three-month period ended September 30, 2003, up from $29.1 million during the three-month period ended September 30, 2002, an increase of $10.5 million or 36%.

Cost of Equipment. During the three-month period ended September 30, 2003, we incurred $4.2 million of costs relating to promotional radios and radio kits that we sold directly to subscribers, compared to $0 during the three-month period ended September 30, 2002. The cost of equipment will increase as we increase the direct sales of equipment.

Revenue Share & Royalties. Revenue share & royalties includes royalties paid to radio technology providers, revenue share payments to content providers, revenue share payments to certain retailers and OEM partners, and performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM. These costs were $7.0 million during the three-month period ended September 30, 2003 compared to $1.1 million during the three-month period ended September 30, 2002. This increase of $5.9 million was a result of our growth in subscriber base and revenues along with completion of negotiations for performance rights royalties. These total costs will increase with subscriber growth. The revenue share percentage for GM increases as the number of XM enabled GM vehicles increases.

Ad Sales. Ad sales expense was $758,000 during the three-month period ended September 30, 2003 compared to $748,000 during the three-month period ended September 30, 2002, an increase of $10,000. The increase in ad sales expense is due primarily to an increase in staffing and marketing costs to support ad sales growth.

Customer Care & Billing. Customer care & billing operations expense includes expenses from outsourced customer care functions and was $6.7 million during the three-month period ended September 30, 2003, compared with $4.2 million during the three-month period ended September 30, 2002, an increase of $2.5 million or 60%. This increase resulted from the increase in the number of subscribers. Customer care & billing operations expense will continue to increase as we continue to add subscribers.

Satellite & Terrestrial. Satellite & terrestrial includes telemetry, tracking and control of our two satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and lease payments. These expenses were $10.8 million during the three-month period ended September 30, 2003, compared with $11.0 million during the three-month period ended September 30, 2002, a decrease of $0.2 million or 2%. This decrease primarily resulted from a reduction in the costs incurred for the termination and deconstruction of terrestrial repeater sites no longer required in our existing network.

Broadcast & Operations

Broadcast. Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content. The advertising trafficking (scheduling and insertion) functions are also included. Broadcast costs were $1.9 million during the three-month period ended September 30, 2003, compared to $2.5 million during the three-month period ended September 30, 2002, a decrease of $0.6 million or 24%. The decrease is due primarily to a decrease in systems expense relating to maintenance and general support. However, broadcast costs are expected to increase in future periods with enhancements to and maintenance of the broadcast systems infrastructure.

Operations. Operations, which includes facilities and information technology expense, was $2.6 million during the three-month period ended September 30, 2003, compared with $3.3 million during the three-month period ended September 30, 2002, a decrease of $0.7 million or 21%. The decrease in operations expense during the three-month ended September 30, 2003 is due primarily to a reduction in general operating expenses.

Programming & Content. Programming & content includes the creative and production costs associated with our 101 channels of XM-original and third party content. This includes costs of programming staff and fixed payments for third party content. Programming & content expense was $5.5 million during the three-month period ended September 30, 2003, compared with $6.1 million during the three-month period ended September 30, 2002, a decrease of $0.6 million or 10%. The decrease is due primarily to decreases in payroll and payroll related costs from a reduction in headcount which occurred in November 2002.

Research & Development. Research & development includes the costs of new product development, chipset design, and engineering. These combined expenses were $4.0 million during the three-month period ended September 30, 2003, compared with $4.2 million during the three-month period ended September 30, 2002, a decrease of $0.2 million or 5%. The decrease in research and development expense is due primarily to certain contractual milestones related to chipset development that were met in third quarter 2002. Research and development expenses will increase as we accelerate the development of future telematics applications and new products, including interoperable radios.

General & Administrative. General & administrative expense was $5.6 million during the three-month period ended September 30, 2003, compared with $5.0 million during the three-month period ended September 30, 2002, an increase of $0.6 million or 12%. The increase in general and administrative expense primarily resulted from an increase in director and officer insurance premiums.

Marketing. Marketing includes the costs of retention & support, subsidies & distribution, advertising & marketing, and amortization of our liability to GM. These combined costs were $38.2 million during the three-month period ended September 30, 2003, compared to $34.4 million during the three-month period ended September 30, 2002, an increase of $3.8 million or 11%. Marketing expense increased primarily due to increases in subsidies & distribution of $7.9 million and amortization of GM liability of $5.1 million, offset by decreases in retention and support of $8.6 million and advertising and marketing of $0.6 million.

Retention & Support. Retention & support consists primarily of marketing related overhead expenses. During the three-month period ended September 30, 2003, these costs were $(5.9) million compared to $2.7 million during the three-month period ended September 30, 2002, a decrease of $8.6 million. The decrease is due primarily to the reversal of a non-cash stock compensation charge of $8.2 million that had been recorded relating to the Sony warrants. In September 2003, it was evident that Sony would not achieve the minimum performance target required for the vesting of its warrants, which included the percentage of XM Radios that have a Sony brand name as of the time XM reached its one-millionth subscriber. Therefore, the non-cash compensation charges recorded in relation to these warrants were reversed.

Subsidies & Distribution. We currently provide incentives and subsidies for the manufacture, purchase, installation and activation of XM radios to attract and retain our manufacturing and distribution partners. Our subsidy and distribution costs are significant and totaled approximately $21.7 million during the three-month period ended September 30, 2003, compared with $13.8 million during the three-month period ended September 30, 2002, an increase of $7.9 million or 57% due primarily to the increase in subscribers, new activations, and GM vehicles equipped with XM radios. Subsidies and distribution will increase as the number of XM radios that are manufactured, installed and activated increase.

Subscriber Acquisition Costs. We consider subscriber acquisition costs to include radio manufacturer subsidies, certain sales, activation and installation commissions, and subscriber product- and hardware-related incentives and promotions. These costs are reported in Subsidies & Distribution. The negative margins from equipment sales are also included in subscriber acquisition costs.

Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and distributors and certain guaranteed payments to General Motors. During the three-month period ended September 30, 2003 and 2002, we incurred expenses of $21.1 million and $11.8 million, respectively, related to subscriber acquisition costs. Our average subscriber acquisition cost was $76 during the three-month period ended September 30, 2003.

Advertising & Marketing. Activities comprising these expenses include media, advertising, events and direct marketing programs. Advertising & marketing costs were $13.1 million during the three-month period ended September 30, 2003 compared with $13.7 million during the three-month period ended September 30, 2002, a decrease of $0.6 million or 4%. The decrease is due to our decreased purchase of consumer advertising media.

Cost Per Gross Addition. We consider CPGA to include the amounts in SAC, as well as advertising, media and most marketing expenses. In our financial statements, SAC costs are captured in the Subsidies & Distribution and the negative margins from equipment sales, while CPGA costs are primarily captured by the combination of the Subsidies & Distribution, Advertising & Marketing, plus the negative margins from equipment sales. CPGA does not include marketing staff and subscriber communication costs (included in Retention & Support) or the amortization of the GM guaranteed payments (included in Amortization of GM Liability). During the three months ended September 30, 2003 and 2002, we incurred expenses of $35.9 million and $27.4 million, respectively. CPGA for the three-month period ended September 30, 2003 and 2002 was $127 and $385, respectively. The decline in CPGA for the three-month period ended September 30, 2003 as compared to the three-month period ended September 30, 2002 is due to the combined impacts of the decline in advertising and marketing expenses as well as the increase in the number of new subscribers during the quarter.

Amortization of GM Liability. These costs include the amortization of annual fixed guaranteed payment commitments to General Motors, aggregating to $439.0 million, under our long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. Amortization of the GM liability was $9.3 million for the three-month period ended September 30, 2003, compared with $4.3 million for the three-month period ended September 30, 2002. The distribution agreement was amended in June 2002 and then again in January 2003, as described under the captions “Liquidity and Capital Resources—Capital Resources and Financing.” As a result of the January 2003 amendment and GM’s current roll out plans, commencing in February 2003 we began recognizing the fixed annual payments due through September 2013, which approximate $397.3 million, on a straight-line basis. In January 2003, we expensed the pro rata portion of the fixed payment that was based on the June 2002 amendment to the agreement.

Depreciation & Amortization. Depreciation & amortization expense was $39.5 million during the three-month period ended September 30, 2003, compared with $28.6 million during the three-month period ended September 30, 2002, an increase of $10.9 million or 38%. The increase in depreciation and amortization expense primarily resulted from the reduction in the useful lives of our in-orbit satellites from 17.5 years to 6.75 years during the third quarter of 2002 due to a solar array output power anomaly.

Interest Income. Interest income was $828,000 during the three-month period ended September 30, 2003, compared with $1.3 million during the three-month period ended September 30, 2002, a decrease of $0.4 million or 31%. The decrease was the result of lower yields on our investments due to market conditions.

Interest Expense. We recorded interest expense of $30.4 million and $15.8 million during the three-month periods ended September 30, 2003 and 2002, respectively. The increase in interest expense is due to an increase in debt outstanding from the January 2003 and June 2003 financing transactions as well as a charge of $3.5 million to interest expense attributable to the beneficial conversion feature on the exchange of $11.4 million carrying value, or $14.4 million principal amount at maturity, of our 10% senior secured discount convertible notes due 2009.

Other Income (Expense), net. Other income (expense), net was $(3.8) million during the three-month period ended September 30, 2003, compared with $553,000 during the three-month period ended September 30, 2002, a decrease of $3.3 million. The expense resulted primarily from losses of $4.4 million from the retirement of debt with a carrying value including accrued interest of $11.4 million, offset by income from rental of office space in our corporate headquarters to third parties. Other income (expense), net for the three months ended September 30, 2002 consists primarily of income from rental of office space in our corporate headquarters to third parties.

Net Loss. Net loss during the three-month period ended September 30, 2003 was $133.4 million, compared with $109.6 million for the three-month period ended 2002, an increase of $23.8 million or 22%. The increase primarily reflects the increases in interest expense and depreciation and amortization expense.

EBITDA. Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA during the three-month period ended September 30, 2003 was $(64.4) million, compared with $(66.5) million during the three-month period ended September 30, 2002. The improvement in our EBITDA reflects our growth and margin improvement as well as the decline in our subscriber acquisition costs and costs per gross addition. We believe EDITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. The reconciliation of net loss to EBITDA is as follows:

	Three months Ended September 30,
	2003	2002
Net loss as reported	$(133,448)	$(109,646)
Add back non-EBITDA items included in net loss:
Interest income	(828)	(1,271)
Interest expense	30,384	15,797
Depreciation & amortization	39,526	28,600

EBITDA	$(64,366)	$(66,520)

Nine months Ended September 30, 2003 Compared With Nine months Ended September 30, 2002

Revenue

Revenue. Our revenue consists of subscription fees, activation charges, limited direct sales of radios, advertising sales, and revenue earned from royalties. During the nine-month period ended September 30, 2003, we recognized $58.3 million in total revenue, compared to $11.2 million during the nine-month period ended September 30, 2002, an increase of $47.1 million. During the nine-month period ended September 30, 2003, subscription related revenues comprised over 95% of our total revenues. As of September 30, 2003, we had 929,648 subscribers, compared to 201,554 at September 30, 2002, an increase of 728,094 subscribers. Our subscribers include 189,311 subscribers in OEM promotional periods (typically ranging from one to three-months to one-year in duration) paid for by the vehicle manufacturers. At the time of sale, vehicle owners generally receive a 3-month trial subscription and are included in OEM promotional subscribers. XM generally receives two months of the 3-month trial subscription from the vehicle manufacture. The number of subscribers electing to continue with the XM service beyond the initial OEM promotional period, the conversion rate, has ranged from 65% - 80% over the past year. Beginning in late September 2003, XM began an auto activation program whereby XM-enabled radios in new vehicles manufactured by General Motors and Honda are activated to receive the XM service as a subscriber at the time of the sale to the vehicle purchaser. We cannot predict how this auto activation program will impact our overall conversion rate. However, the Company expects that, over time, the auto activation program will increase the number of subscribers provided by our OEM distribution channel. Our conversion rate may fluctuate from period to period, and we expect that the effectiveness of our sales and marketing activities as well as the method of initial activation will impact our conversion rate. Our subscribers also include 19,092 XM activated vehicles with rental car companies. There are 6,898 2003 model year XM activated vehicles for which we receive payments based on the use of the XM service. Customers are charged $2.99 per day per vehicle for use of the XM service in 2003 model year vehicles, on which XM receives a revenue share. There are 12,194 2004 model year XM activated vehicles for which we receive $10 per month. Additionally, 62,015 family plan subscriptions at a multi-unit rate of $6.99 per radio per month are included in our total subscriber count. We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods, as well as XM activated vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers. We expect revenue to increase as we continue to add subscribers and to attract additional advertisers.

        Subscription Revenue. Subscription revenue was $49.4 million during the nine-month period ended September 30, 2003, compared to $9.0 million during the nine-month period ended September 30, 2002, an increase of $40.4 million. Subscription revenue consists primarily of our monthly subscription fees charged to consumers, commercial establishments and fleets, which are recognized as the service is provided. Revenues received from vehicle manufacturers for promotional service programs are included in subscription revenue. At the time of sale, vehicle owners generally receive a three-month trial subscription and are included in OEM promotional subscribers. We generally receive payment for two months of the three-month trial subscription period from the vehicle manufacturer. For the nine months ended September 30, 2003, subscriber revenue includes $4.8 million from related parties for subscription fees paid under certain promotional agreements. Subscription revenue also includes revenues from premium service. Our subscriber arrangements are cancelable, without penalty. Promotions and discounts are treated as a reduction to revenue during the period of the promotion. Sales incentives, consisting of rebates to subscribers, offset revenue. Average monthly subscription revenue per subscriber (ARPU) was approximately $9.11 during the nine-month period ended September 30, 2003, and $9.37 during the nine-month period ended September 30, 2002, of which all of the subscribers were aftermarket, OEM and other subscribers. Average monthly subscription revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates) divided by the monthly weighted average number of subscribers for the period reported. Average monthly revenue per subscriber is a measure of operational performance and not a measure of financial performance under generally accepted accounting principles.

Activation Revenue. Activation revenue is comprised of one-time activation charges billed to customers. Activation fees are non-refundable, and are recognized on a pro-rata basis over the estimated 40-month life of the subscriber relationship. We expect this estimate to be further refined in the future as additional historical data becomes available. During the nine-month period ended September 30, 2003, we recognized $1.2 million in activation revenue compared to $271,000 during the nine-month period ended September 30, 2002, an increase of $0.9 million due to the increase in subscribers. We expect activation revenue to increase as we increase subscribers.

Equipment Revenue. Equipment revenue is comprised of revenues from any direct sales of radios. Through September 30, 2003, the direct sales of radios have generally been for promotional purposes. During the nine-month period ended September 30, 2003, we recognized $5.2 million in equipment revenue compared to $0 during the nine-month period ended September 30, 2002. We expect revenue from the sale of equipment to increase proportionately with the increase in direct sales of equipment by XM.

Net Ad Sales Revenue. Advertising revenue consists of sales of advertisements and program sponsorships on the XM network to advertisers that are recognized in the period in which they are broadcast. Advertising revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Advertising revenue is presented net of national agency commissions in the unaudited condensed consolidated statements of operations, which is consistent with industry practice. During the nine-month period ended September 30, 2003, we recognized $2.0 million in net advertising revenue compared to $1.7 million during the nine-month period ended September 30, 2002. These amounts are net of agency commissions, which were $321,000 during the nine-month period ended September 30, 2003, compared to $234,000 during the nine-month period ended September 30, 2002. The increase in net advertising revenue is due primarily to increased demand for advertising on the XM network that results from our subscriber growth, listenership and audience reach. During the nine-month period ended September 30, 2003, we recognized $121,000 in advertising barter revenue, compared to $353,000 during the nine-month period ended September 30, 2002.

Other Revenue. Other revenue earned during the nine-month period ended September 30, 2003 consisted of royalty revenue from certain tuners manufactured during 2003. We recognized $528,000 of other revenue during the nine-month period ended September 30, 2003 compared with $226,000 during the nine-month period ended September 30, 2002.

Operating Expenses

Total Operating Expenses. Total operating expenses were $382.0 million during the nine-month period ended September 30, 2003 compared to $309.1 million during the nine-month period ended September 30, 2002, an increase of $72.9 million or 24%. The increase was due primarily to an increase in cost of revenue of $24.4 million attributable to increased sales, an increase in general and administrative expenses of $4.3 million and an increase in depreciation and amortization of $43.5 million resulting from a reduction in the useful life of our satellites.

Cost of Revenue. Cost of revenue includes costs of radios associated with radio sales, revenue share & royalties, customer care & billing costs, satellite & terrestrial operating costs, cost of broadcast and operations, programming & content and costs directly associated with the sales of advertising. These combined costs were $106.7 million during the nine-month period ended September 30, 2003, up from $82.3 million during the nine-month period ended September 30, 2002, an increase of $24.4 million or 30%.

Cost of Equipment. During the nine-month period ended September 30, 2003, we incurred $7.2 million relating to promotional radios and radio kits that we sold directly to subscribers, compared to $0 during the nine-month period ended September 30, 2002. The cost of equipment will increase as we increase the direct sales of equipment.

Revenue Share & Royalties. Revenue share & royalties includes royalties paid to radio technology providers, revenue share payments to content providers, revenue share payments to certain retailers and OEM partners, and performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM. These costs were $16.5 million during the nine-month period ended September 30, 2003 compared to $2.6 million during the nine-month period ended September 30, 2002. This increase of $13.9 million was a result of our growth in subscriber base and revenues along with completion of negotiations for performance rights royalties. These total costs will increase with subscriber growth. The percentage of revenue that is shared with GM increases as the number of XM enabled GM vehicles increases.

Ad Sales. Ad sales expense was $1.8 million during the nine-month period ended September 30, 2003 compared to $1.3 million during the nine-month period ended September 30, 2002, an increase of $0.5 million. The increase in ad sales expense is due primarily to an increase in staffing and marketing costs to support ad sales growth.

Customer Care & Billing. Customer care & billing operations expense includes expenses from outsourced customer care functions and was $17.4 million during the nine-month period ended September 30, 2003, compared with $10.7 million during the nine-month period ended September 30, 2002, an increase of $6.7 million or 63%. This increase resulted from the increase in the number of subscribers. Customer care & billing operations expense will continue to increase as we continue to add subscribers.

Satellite & Terrestrial. Satellite & terrestrial includes telemetry, tracking and control of our two satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and lease payments. These expenses were $33.4 million during the nine-month period ended September 30, 2003, compared with $33.7 million during the nine-month period ended September 30, 2002, a decrease of $0.3 million. This decrease primarily resulted from a reduction in the costs associated with maintaining and operating the terrestrial repeater network.

Broadcast & Operations

Broadcast. Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content. The advertising trafficking (scheduling and insertion) functions are also included. Broadcast costs were $6.4 million during the nine-

month period ended September 30, 2003, compared to $5.9 million during the nine-month period ended September 30, 2002, an increase of $0.5 million or 8%. The increase is due primarily to increased systems expense relating to maintenance and general support.

Operations. Operations, which includes facilities and information technology expense, was $8.6 million for both the nine-month periods ended September 30, 2003 and September 30, 2002 respectively. We expect operations to remain constant.

Programming & Content. Programming & content includes the creative and production costs associated with our 101 channels of XM-original and third party content. This includes costs of programming staff and fixed payments for third party content. Programming & content expense was $15.6 million during the nine-month period ended September 30, 2003, compared with $19.6 million during the nine-month period ended September 30, 2002, a decrease of $4.0 million or 20%. The decrease is due primarily to decreases in payroll and payroll related costs from a reduction in headcount which occurred in November 2002.

Research & Development. Research & development includes the costs of new product development, chipset design, and engineering. These combined expenses were $9.4 million during the nine-month period ended September 30, 2003, compared with $8.9 million during the nine-month period ended September 30, 2002, an increase of $0.5 million or 6%. The increase in research and development expense is due primarily to increased activities in new product development and costs associated with the redeployment of certain personnel to research and development. Research and development expenses will continue to increase as we accelerate the development of future telematics applications and new products, including interoperable radios.

General & Administrative. General & administrative expense was $20.2 million during the nine-month period ended September 30, 2003, compared with $15.9 million during the nine-month period ended September 30, 2002, an increase of $4.3 million or 27%. The increase in general & administrative expense primarily resulted from an increase in director and officer insurance premiums.

Marketing. Marketing includes the costs of retention & support, subsidies & distribution, advertising & marketing, and amortization of our liability to GM. These combined costs were $126.5 million during the nine-month period ended September 30, 2003, compared to $126.3 million during the nine-month period ended September 30, 2002, an increase of $0.2 million, or 0.2%. Marketing expense increased due primarily to an increase in subsidies and distribution of $17.4 million and an increase of the amortization of the GM liability of $16.9 million offset by a decrease in advertising and marketing of $31.9 million and a decrease in retention and support of $2.3 million.

Retention & Support. Retention & support consists primarily of marketing related overhead expenses. During the nine-month period ended September 30, 2003, these costs were $6.4 million compared to $8.6 million during the nine-month period ended September 30, 2002, a decrease of $2.2 million. The decrease is due primarily to the reversal of a non-cash stock compensation charge of $8.2 million that had been recorded relating to the Sony warrants, offset by an increase in marketing support expenses. In September 2003, it was evident that Sony would not achieve the minimum performance target required for the vesting of its warrants, which included the percentage of XM Radios that have a Sony brand name as of the time XM reached its one-millionth subscriber. Therefore, the non-cash compensation charges recorded in relation to these warrants were reversed.

Subsidies & Distribution. We currently provide incentives and subsidies for the manufacture, purchase, installation and activation of XM radios to attract and retain our manufacturing and distribution partners. Our subsidy and distribution costs are significant and totaled approximately $53.0 million during the nine-month period ended September 30, 2003, compared with $35.6 million during the nine-month period ended September 30, 2002, an increase of $17.4 million or 49% due primarily to the increase in subscribers, new activations, and GM vehicles equipped with XM radios. Subsidies and distribution will increase as the number of XM radios that are manufactured, installed and activated increase.

Subscriber Acquisition Costs. We consider subscriber acquisition costs to include radio manufacturer subsidies, certain sales, activation and installation commissions, and subscriber product- and hardware-related incentives and promotions. These costs are reported in Subsidies & Distribution. The negative margins from equipment sales are also included in subscriber acquisition costs. Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and distributors and certain guaranteed payments to General Motors. During the nine-month period ended September 30, 2003 and 2002, we incurred expenses of $51.4 million and $35.3 million, respectively, related to subscriber acquisition costs. Our average subscriber acquisition cost was $77 during the nine-month period ended September 30, 2003.

Advertising & Marketing. Activities comprising these expenses include media, advertising, events and direct marketing programs. Advertising & marketing costs were $40.9 million during the nine-month period ended September 30, 2003 compared with $72.8 million during the nine-month period ended September 30, 2002, a decrease of $31.9 million or 44%. The decrease is due to our decreased purchase of consumer advertising media.

Cost Per Gross Addition. We consider CPGA to include the amounts in SAC, as well as advertising, media and most marketing expenses. In our financial statements, SAC costs are captured in the Subsidies & Distribution and the negative margins from equipment sales, while CPGA costs are primarily captured by the combination of the Subsidies & Distribution, Advertising & Marketing, plus the negative margins from equipment sales. CPGA does not include marketing staff and subscriber communication costs (included in Retention & Support) or the amortization of the GM guaranteed payments (included in Amortization of GM Liability). During the nine months ended September 30, 2003 and 2002, we incurred expenses of $96.9 million and $108.1 million, respectively. CPGA for the nine-month period ended September 30, 2003 and 2002 was

$145 and $590, respectively. The decline in CPGA for the nine-month period ended September 30, 2003 as compared to the nine-month period ended September 30, 2002 is due to the combined impacts of the decline in advertising and marketing expenses as well as the increase in the number of new subscribers during the quarter.

Amortization of GM Liability. These costs include the amortization of annual fixed guaranteed payment commitments to General Motors, aggregating to $439 million, under our long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. Amortization of the GM liability was $26.3 million for the nine-month period ended September 30, 2003, compared with $9.3 million for the nine-month period ended September 30, 2002. The distribution agreement was amended in June 2002 and then again in January 2003, as described under the captions “Liquidity and Capital Resources—Capital Resources and Financing.” As a result of the January 2003 amendment and GM’s current roll out plans, commencing in February 2003 we began recognizing the fixed annual payments due through September 2013, which approximate $397.3 million, on a straight-line basis. In January 2003, we expensed the pro rata portion of the fixed payment that was based on the June 2002 amendment to the agreement.

Depreciation & Amortization. Depreciation & amortization expense was $119.1 million during the nine-month period ended September 30, 2003, compared with $75.6 million during the nine-month period ended September 30, 2002, an increase of $43.5 million or 58%. The increase in depreciation and amortization expense primarily resulted from the reduction in the useful lives of our in-orbit satellites from 17.5 years to 6.75 years during the third quarter of 2002 due to a solar array output power anomaly.

Interest Income. Interest income was $2.0 million during the nine-month period ended September 30, 2003, compared with $4.6 million during the nine-month period ended September 30, 2002, a decrease of $2.6 million or 57%. The decrease was the result of lower yields on our investments due to market conditions.

Interest Expense. We recorded interest expense of $81.1 million and $47.4 million during the nine-month periods ended September 30, 2003 and 2002, respectively. The increase in interest expense is due to an increase in debt outstanding from the January 2003 and June 2003 financing transactions, as well as a charge of $4.8 million to interest expense attributable to the beneficial conversion feature on the exchange of $15.7 million carrying value, or $19.8 million principal amount at maturity of our 10% senior secured discount convertible notes due 2009.

Other Income (Expense), net. Other income (expense), net was $(18.8) million during the nine-month period ended September 30, 2003, compared with $1.7 million during the nine-month period ended September 30, 2002, a decrease of $20.5 million. The expense resulted primarily from losses of $20.2 million from the retirement of debt with a carrying value including accrued interest of $104.1 million, offset by income from rental of office space in our corporate headquarters to third parties. Other income (expense), net for the nine months ended September 30, 2002 consists primarily of income from rental of office space in our corporate headquarters to third parties.

Net Loss. Net loss during the nine-month period ended September 30, 2003 was $421.6 million, compared with $339.1 million for the nine-month period ended 2002, an increase of $82.5 million or 24%. The increase primarily reflects the losses recorded in other expense from our deleveraging transactions, increases in interest expense and increases in operating expenses, primarily depreciation and amortization expense, offset in part by the growth in our revenue.

EBITDA. Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA during the nine-month period ended September 30, 2003 was $(223.4) million, compared with $(220.6) million during the nine-month period ended September 30, 2002. The increased loss is due primarily to losses recorded from the deleveraging transactions. We believe EDITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. The reconciliation of net loss to EBITDA is as follows:

	Nine-months Ended September 30,
	2003	2002
Net loss as reported	$(421,586)	$(339,101)
Add back non-EBITDA items included in net loss:
Interest income	(1,953)	(4,555)
Interest expense	81,072	47,428
Depreciation & amortization	119,074	75,611

EBITDA	$(223,393)	$(220,617)

Liquidity and Capital Resources

At September 30, 2003, we had total cash and cash equivalents of $456.6 million, which excludes $6.3 million of restricted investments, and working capital of $395.7 million. Cash and cash equivalents increased $423.8 million during the nine months ended September 30, 2003. The increase resulted from $599.6 million provided by financing activities and $18.6 million provided by investing activities, offset by $194.4 million used in operating activities. The proceeds from financing activities resulted primarily from a private placement in January 2003 that resulted in the issuance of our 10% Senior Secured Discount Convertible Notes that yielded gross proceeds of $210 million, the issuance of 5.5 million shares of Class A common stock that yielded gross proceeds of $15 million, the issuance of our 12% Senior Secured Notes that yielded gross proceeds of $185 million, and the issuance of 11.3 million shares of Class A common stock that yielded gross proceeds of $150 million. The financing activities completed during the year are more fully discussed below. Investing activities consisted primarily of proceeds provided from the maturity of restricted investments. Cash flows used in operating activities includes the net loss of $421.6 million and the net cash used by our operating assets and liabilities, offset in part by non-cash expenses included in the net loss.

By comparison, at September 30, 2002 we had cash and cash equivalents of $31.7 million, which excludes $29.4 million of restricted investments, and working capital of $51.5 million. This amount reflects $260.5 million cash used in operations, $46.8 million cash used in investing activities, and $156.5 million provided by financing activities during the nine-month period ended September 30, 2002. Cash flow used in operations during the nine-month period ended September 30, 2002 reflected commercial operations. Investing activities consisted primarily of capital expenditures for infrastructure and system completion.

We raised $2.4 billion of equity and debt net proceeds from inception through September 30, 2003 from investors and strategic partners to fund our operations. This includes $225 million of gross funds raised in the January 2003 financing transactions, $185 million of gross funds raised in the June 2003 transaction (including $10 million raised in July 2003 from the exercise of an over-allotment option) and $150 million of gross funds raised in the September 2003 transactions. The January 2003 financing transactions also included $250 million of payment deferrals and a line of credit. These funds have been used to acquire our DARS license, make required payments for our system, including the satellites, terrestrial repeater system, and ground networks, and for working capital and operating expenses. Provided that we meet the revenue, expense and cash flow projections of our business plan, we expect to be fully funded and will not need to raise additional financing to continue operations or to fund the construction and launch of XM-3 and the construction of XM-4. We may need to raise additional funding for the launch of XM-4 depending on the amount and timing of the receipt of the insurance proceeds and other factors.

September 2003 Financing Transaction

On September 11, 2003, we completed a public offering of 11,320,755 shares of our Class A Common Stock to Legg Mason Funds Management, Inc., Legg Mason Capital Management, Inc. and another large institutional investor, each on behalf of its investment advisory clients. This offering resulted in gross proceeds of $150 million. We expect that all or a significant portion of the net proceeds may be used for funding for the construction of XM-4, our new ground spare satellite, if insurance proceeds are not received in a timely manner. We expect to otherwise use the proceeds for working capital and general corporate purposes, which may include the repurchase or pre-payment of outstanding debt.

June 2003 Financing Transaction

On June 17, 2003, we completed an offering of $175 million of Inc.’s 12% Senior Secured Notes due June 15, 2010. Interest on the notes is payable every six-months in cash in arrears on December 15 and June 15, commencing on December 15, 2003. The notes, which are Inc.’s senior secured obligations, are secured by substantially all of Inc.’s assets, are guaranteed by the Company and will rank equally in right of payment with all of Inc.’s other existing and future senior indebtedness and senior in right of payment to all of Inc.’s existing and future subordinated indebtedness. Inc. may, at its option, redeem the notes at declining redemption prices at any time on or after June 15, 2007. At any time on or prior to June 15, 2006, Inc. may redeem a portion of the outstanding notes with the proceeds of certain equity offerings as long as the redemption occurs within 90 days of the date of the closing of such equity offering and at least $100 million aggregate principal amount of notes remains outstanding after the redemption. In July 2003, an additional $10 million of these 12% senior secured notes due 2010 were issued pursuant to the over-allotment option. We expect to use the proceeds from the June 2003 financing transaction to fund the construction and launch of XM-3, if insurance proceeds are not received in a timely manner. We expect to otherwise use the proceeds for working capital and general corporate purposes, which may include the repurchase or pre-payment of outstanding debt.

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

In January 2003, General Motors provided us with the ability to satisfy up to $35.0 million in future subscriber acquisition payments that we may owe to OnStar under the distribution agreement in shares of our Class A common stock, valued at fair market value at the time of payment.

Other Equity Issuances and De-leveraging Transactions

During the nine-month period ended September 30, 2003, we issued 10,814,500 shares of Class A common stock for gross proceeds of $65.7 million under our Direct Stock Purchase Program (DSPP). None of these shares of Class A common stock were issued during the three-month period ended September 30, 2003.

Concurrent with the funds raised through the DSPP, we entered into agreements with certain holders of our notes to exchange $104.1 million carrying value, or $136.9 million fully accreted face value at maturity, of their notes, for $6.7 million in cash consideration and 15,398,251 shares of Class A common stock. Also concurrent with the funds raised through the DSPP, we entered into agreements with certain holders of our 8.25% Series B convertible redeemable preferred stock to exchange $19.7 million in shares of Series B preferred stock for $10.2 million in cash consideration. We also entered into agreements with certain holders of our 8.25% Series C convertible redeemable preferred stock to exchange $75.4 million carrying value, in shares of Series C preferred stock, for 8,391,058 shares of Class A common stock. Additionally, we entered into agreements with certain holders of Class A common stock warrants to exchange 55,145 warrants convertible into 4,687,325 shares of Class A common stock for 3,532,400 shares of common stock and received $2.5 million in cash proceeds from the exercise of 9,345 warrants converted into 794,325 shares of Class A common stock.

As a result of these de-leveraging transactions, we have eliminated approximately $199.2 million of carrying value including accrued interest of debt and preferred securities or approximately $232.0 million of face amount at maturity. We have eliminated $2.1 million carrying value including accrued interest ($2.0 million face amount) of our 14% Senior Secured Notes due 2010, $65.5 million carrying value including accrued interest ($94.2 million face amount) of our 14% Senior Secured Discount Notes due 2009 issued in January 2003, $20.9 million carrying value including accrued interest ($20.9 million of face amount) of our 7.75% Convertible Subordinated Notes due 2006, $15.7 million carrying value including accrued interest ($19.8 million face amount) of our 10% Senior Secured Discount Convertible Notes due 2009, $19.7 million of our Series B preferred stock and $75.4 million carrying value of our Series C preferred stock.

As a result of our financings and other issuances of securities, the conversion price of the Series C preferred stock issued in August 2000 has been adjusted from $9.11 to $8.93, the exercise price of the warrants sold in March 2000 has been adjusted to $45.24 and the number of warrant shares from 8.888615 to 8.779770. The exercise price of the warrants sold in January 2003 remained at $3.18 and the number of warrant shares remained at 85.00000. There was no impact on the consolidated results of operations as a result of the adjustments to these prices.

We expect that our future working capital, capital expenditures, and debt service requirements will be satisfied from existing cash, cash equivalents, and short-term investments and by cash generated from operations. Our business plan contemplates the use of cash on hand to fund the construction and launch of XM-3 and the construction of XM-4. We may need to raise additional funding for the launch of XM-4 depending on the amount and timing of the receipt of the insurance proceeds with respect to XM “Rock” and XM “Roll,” and other factors.

Future Operating and Capital Resource Requirements

Our funding requirements are based on our current business plan, which in turn is based on our operating experience to date and our available resources. We are pursuing a business plan designed to increase subscribers and revenues while reducing or maintaining subscriber acquisition costs and avoiding large expenditures to the extent practicable. Our plan contemplates our focusing on the new automobile market where we have relationships with automobile manufacturers, the continuing introduction of lower-priced and more user-friendly radio technology in the retail aftermarket and the use of our most productive distribution channels. We have also maintained a lower level of spending on advertising and kept our workforce streamlined.

Provided that we meet the revenue, expense and cash flow projections of our business plan, we expect to be fully funded and will not need to raise additional financing to continue operations. Our business plan is based on estimates regarding expected future costs and expected revenue. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Any of these factors may increase our need for funds, which would require us to seek additional financing to continue implementing our current business plan.

Our business plan contemplates the use of cash on hand to fund the construction and launch of XM-3 and the construction of XM-4. We may need to raise additional funding for the launch of XM-4 depending on the amount and timing of the receipt of the insurance proceeds with respect to XM “Rock” and XM “Roll,” and other factors.

In the first quarter of 2003, we filed the proofs of loss for constructive total loss claims on both our satellites with our insurance carriers for the aggregate sum insured (less applicable salvage), relating to a progressive degradation problem with the solar array output power of Boeing 702 class satellites, including XM “Rock” and XM “Roll,” identified to our insurers in September 2001. We have launch and in-orbit insurance policies that provide coverage to us for a total, constructive total or partial loss of each of our satellites where such loss arises from an occurrence within the first five years after launch (both satellites were launched during the first half of 2001). The aggregate sum insured in the event of the total or constructive total loss of both satellites is $400 million ($200 million per satellite). During the third quarter of 2003, we received letters from our insurers rejecting our proofs of loss and denying our claims. We subsequently provided to the insurers our reasons why their position is factually incorrect and unsupported under the terms of our policies. By letter dated November 7, 2003, the insurers advised that they are not in a position to change the decisions stated in their prior letter. We anticipate continuing correspondence and meetings with individual and groups of insurers to resolve this matter and will proceed with negotiations, arbitration or litigation as necessary to recover the losses. We continue to believe that we will ultimately receive insurance payments adequate to launch our spare satellite and fund a portion of XM-4, although there can be no assurance as to the amount of any insurance proceeds, or that any insurance proceeds will be received in a timely manner.

In light of the progressive degradation noted above, we plan to launch our ground spare satellite (XM-3) into one orbital slot by year-end 2004, and operate “Rock” and “Roll” collocated in the other orbital slot. In 2007, we plan to launch XM-4 to replace the collocated “Rock” and “Roll”. In this way, we will have replacement satellites in orbit and operating prior to the times “Rock” and “Roll” can no longer provide full service, or half service in collocated mode. Our commitments regarding XM-3 and XM-4 are described under “Capital Expenditures” below.

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

Based on the consistency of the degradation trends (with no substantial improvement to date) and continuing analyses by BSS and us, our management adjusted the estimated useful lives of our in-orbit satellites, with effect from September 2002, to the period running through first quarter 2008 (approximately 6.75 years from launch). Our management will continue to monitor this situation carefully and may re-adjust the estimated useful lives of our in-orbit satellites based on future information. We have not recorded any impairment due to our forecasted cash flows (which are sufficient to recover the system assets); however, should we reduce or not meet our forecasted cash flows or reduce further the estimated useful lives of the satellites, we may be required to record an impairment (which may be substantial) at that time. We have not adjusted the estimated useful lives of our spacecraft control facilities, as we believe that these facilities will continue to be of use in our system as XM-3 and if necessary XM-4 are launched.

We plan to seek additional financing for the launch of XM-4 to the extent needed. In addition, we may seek additional financing to undertake initiatives not contemplated by our current business plan or obtain additional cushion against possible shortfalls. We may pursue a range of different sizes or types of financing as opportunities arise, particularly the sale of additional equity securities. We have and may continue to take advantage of opportunities to reduce our level of indebtedness and preferred stock in exchange for issuing common or other equity securities, if these transactions can be completed on favorable terms.

In the event of unfavorable future developments, such as adverse developments in the debt and equity market of the type experienced during much of 2001 and 2002, we may not be able to raise additional funds on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions; our success or lack of success in developing, implementing and marketing our satellite radio service; our future creditworthiness; and restrictions contained in agreements with our investors or lenders. Additional financings could increase our level of indebtedness or result in further dilution to our equity holders. If we fail to obtain necessary financing on a timely basis, a number of adverse effects could occur, or we may have to revise our business plan.

Contractual Obligations and Commercial Commitments

We are obligated to make significant payments under a variety of contracts and other commercial arrangements, including the following:

Service Providers. We have entered into agreements with service providers for customer care functions to subscribers of our service. Employees of this service provider have access to our customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquiries from subscribers. We pay an hourly rate for each customer care representative supporting our subscribers. During the nine months ended September 30, 2003 and 2002, we incurred $9.4 million and $5.4 million, respectively, in relation to these agreements, of which $3.6 million and $2.1 million was incurred during the three months ended September 30, 2003 and 2002, respectively.

Programming Agreements. We have also entered into various long-term programming agreements. Under the terms of these agreements, we are obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. During the nine months ended September 30, 2003 and 2002, we incurred $12.7 million and $16.7 million, respectively, in relation to these agreements, of which $3.1 million and $4.0 million was incurred during the three months ended September 30, 2003 and 2002, respectively. The amount of these costs will vary in future years, but is expected to increase as the number of subscribers and advertising revenue increase. The amount of the costs related to these agreements cannot be estimated, but are expected to be substantial future costs. Of these amounts, $232,000 and $234,000, respectively, are included in Revenue Share & Royalties, and $5.6 million and $8.7 million, respectively are included in Programming and Content and $6.9 million and $7.7 million, respectively, are included in Advertising & Marketing for the nine-month period ended September 30, 2003 and 2002, respectively.

Royalty Agreements. We have entered into fixed and variable payment agreements with performance rights organizations that expire as late as 2006. During the nine months ended September 30, 2003 and 2002, we incurred $6.9 million and $867,000, respectively, in relation to these agreements, of which $2.2 million and $395,000 was incurred during the three months ended September 30, 2003 and 2002, respectively.

Marketing & Distribution Agreements. We have entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, we are obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. As previously described, we subsidize the manufacture of certain component parts of XM radios in order to provide attractive pricing to our customers. The subsidies are generally charged to expense when the radios are manufactured or shipped from the factory. Consequently, the expense is most often recognized in advance of when revenue, if any, is realized. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the nine months ended September 30, 2003 and 2002, we incurred $31.6 million and $39.1 million, respectively, of which $10.8 million and $11.9 million was incurred during the three months ended September 30, 2003 and 2002, respectively, in relation to these agreements excluding expenses related to GM.

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

In order to encourage the broad installation of XM radios in GM vehicles, we have agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers for our service. We must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios (at which point the percentage remains constant). We will also make available to GM bandwidth on our system. As part of the agreement, OnStar provides certain call-center related services directly to XM subscribers who are also OnStar customers and XM must reimburse OnStar for these XM-related call center services. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio’s services. The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving our service, starting with 1,240,000 units by November 2005, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. General Motors’ exclusivity obligations will discontinue if, by November 2005 and at two-year intervals thereafter, we fail to achieve and maintain specified minimum market share levels in the satellite digital radio service market (we are currently in excess of the minimum market share levels). Prior to 2001, we had not incurred any costs under the distribution agreement. As of September 30, 2003 and 2002, we had paid $25.3 million and $4.9 million, respectively, and incurred total costs of $103.3 million and $16.8 million, respectively, under the distribution agreement.

Satellite Contracts. We have entered into contractual agreements for our satellites that are more fully described under the heading “Capital Expenditures.”

Non-Cash Stock-Based Expense

We incurred non-cash compensation charges of approximately $2.4 million and $0.7 million during the nine months ended September 30, 2003 and 2002, respectively. These charges relate to stock options granted to employees, consultants, talent and vendors and warrants granted to vendors. Additional compensation charges may result depending upon the market value of our Class A common stock at each balance sheet date.

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

We are a party to a long-term distribution agreement with OnStar Corporation, a subsidiary of General Motors that provides for the installation of XM radios in General Motors vehicles, as further described above under the heading “Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments.” In connection with the development of our terrestrial repeater network, we are a party to a contract with Hughes Electronics Corporation and were under a contract with LCC International (“LCCI”), as further described under the heading “Liquidity and Capital Resources—Capital Expenditures.” DIRECTV has provided consulting services in connection with the development of our customer care center and billing operations. We have agreements with OnStar, Clear Channel Communications, DIRECTV, and American Honda to make available use of our bandwidth. We have a sponsorship agreement with Clear Channel Entertainment to advertise our service at Clear Channel Entertainment concerts and venues. Premiere Radio Networks, a subsidiary of Clear Channel Communications, is our advertising sales representative. We also run advertisements on a spot and network basis on radio stations owned by Clear Channel.

As of September 30, 2003, the Company is engaged in activities with GM and Honda to jointly promote new car buyers to subscribe to the XM service. At September 30, 2003, there were approximately 189,311 subscribers in promotional periods (ranging from three-months to one year in duration) paid for by the vehicle manufacturers. These subscriptions are included in the Company’s three months and nine months subscriber total. Subscriber revenues from these activities are recorded as related party revenue.

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

We earned the following revenue in connection with the sale of XM service to related parties described above (in thousands):

	Three months ended
	September 30, 2003	September 30, 2002
GM	$5,183	$—
Honda	19	—

	$5,202	$—

	Nine months ended
	September 30, 2003	September 30, 2002
GM	$7,774	$—
Honda	23	—

	$7,797	$—

We have incurred the following costs in transactions with the related parties described above (in thousands):

	Three months ended September 30, 2003
	GM	Hughes	Clear Channel
Terrestrial repeater network	$—	$44	$—
Terrestrial repeater site leases	—	—	15
Customer care & billing operations	285	—	—
Marketing	29,968	—	1,713

	Three months ended September 30, 2002
	GM	Hughes	DIRECTV	Clear Channel	LCCI
Terrestrial repeater network	$—	$142	$—	$—	$(1,273)
Terrestrial repeater site leases	—	—	—	14	—
Customer care & billing operations	21	—	—	—	—
Marketing	8,856	—	—	2,001	—

	Nine months ended September 30, 2003
	GM	Hughes	Clear Channel
Terrestrial repeater network	$—	$295	$—
Terrestrial repeater site leases	—	—	44
Customer care & billing operations	738	—	—
Marketing	71,203	—	6,926

	Nine months ended September 30, 2002
	GM	Hughes	DIRECTV	Clear Channel	LCCI
Terrestrial repeater network	$—	$10,386	$—	$—	$3,089
Terrestrial repeater site leases	—	—	—	42	—
Customer care & billing operations	25	—	33	—	—
Marketing	15,465	—	—	6,489	—

Capital Expenditures

As of September 30, 2003, the Company had paid approximately $474.8 million under the satellite contracts related to “Rock” and “Roll”, XM-3 and XM-4, including $0.7 million in incentives and interest relating thereto.

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

Satellite Contract – XM-3. Our ground spare satellite (XM-3) has been partially constructed to date, and is currently undergoing modifications to correct the solar array degradation issues experienced by “Rock” and “Roll,” as well as other changes discussed below. Through September 30, 2003, with respect to XM-3, we have deferred $15 million (at an interest rate of 8%) through December 5, 2006 and borrowed back $35 million (from BCC, to be repaid prior to launch of XM-3).

On May 22, 2003, BSS and we amended the satellite contract so as to set the launch period for the ground spare satellite, XM-3, for the three-month period commencing October 15, 2004. In addition to the modifications to address the solar anomaly as noted above, BSS will make certain alterations to optimize XM-3 for the specific orbital slot into which it will be launched. The aggregate cost of the launch, the optimization for the specific orbital slot and certain pre-launch services is approximately $100 million, of which approximately $2 million must be paid during the fourth quarter of 2003, and the balance in 2004, with nearly half being paid just prior to the launch. In addition, any unearned “Rock” and “Roll” incentives (of the $25,000,000 described above) will be rolled over to XM-3 and we must repay the existing $35 million loan from BCC; we also will need to acquire and pay for launch and in-orbit insurance in connection with this launch. The cost of launch and in-orbit insurance in connection with this launch is subject to market prices and conditions at the time such insurance is obtained.

Satellite Contract – XM-4. We have committed (by further amendment to the satellite contract, with such amendment dated July 31, 2003, and by a separate contract with Sea Launch Company, LLC (“Sea Launch”), dated August 5, 2003) to acquire from BSS a fourth satellite (“XM-4”), which shall be available for shipment to the launch services provider no later than October 31, 2005, and associated launch services from Sea Launch. The fixed prices for XM-4 and the associated launch services total $186.5 million plus interest on deferred amounts and excluding in-orbit performance incentives. Following initial payments of $3 million in 2003, payments aggregating over $100 million are deferred with interest accruing monthly at a rate of 12.75% per annum. As of September 30, 2003, we had deferred $13.6 million in Other non-current liabilities on the balance sheet. $10 million of the aggregate deferral is payable in October 2004 (of the total of approximately $13 million of payments anticipated to be made in 2004) and the balance, including all accrued and unpaid interest, in January 2005; the remaining portion of the fixed prices for XM-4 and the associated launch services are payable prior to launch. We also issued a warrant to BSS to purchase 500,000 shares of our Class A Common Stock at $13.524 per share. The fair value of these warrants was determined to be $5.8 million using a Black-Scholes based methodology and is included in System Under Construction balance as of September 30, 2003. After launch of XM-4, BSS has the right to earn incentive payments of $12 million over the first twelve years of in-orbit life, an additional $7.5 million for performance above specification during the first 15 years of in-orbit life, and an additional $10 million for continued high performance across the five year period beyond the 15 year design life. We have also obtained a fixed price option to acquire a fifth satellite from BSS on pricing and incentive terms similar to those applicable to XM-4. If XM-3 is launched successfully and operates satisfactorily, we may elect, under the above contracts, to defer launch of XM-4 and, as a result, approximately $50 million in payments could be deferred until the 2007 timeframe.

Terrestrial Repeater System. As of September 30, 2003, we incurred aggregate costs of approximately $267.6 million for a terrestrial repeater system. These costs covered the capital cost of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas. In August 1999, we signed a contract with LCCI for engineering and site preparation. As of September 30, 2003, we had paid $128.4 million under this contract. There are no further payments due under the LCCI contract. We also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters; there are no further payments due under this contract except those related to ongoing out-of-warranty repairs. As of September 30, 2003, we had paid $114.1 million under this contract and recorded an additional liability of $92,000.

Ground Segment. As of September 30, 2003, we incurred aggregate ground segment costs of approximately $134.2 million. These costs were related to the satellite control facilities, programming production studios and various other equipment and facilities.

Joint Development Agreement Funding Requirements. The costs related to our agreement with Sirius Radio for joint development of a unified standard for satellite radios are being expensed as incurred in research & development. During the nine-month period ended September 30, 2003, we incurred $0.3 million compared to no expense during the nine-month period ended September 30, 2002. We expect this expense to increase steadily this year; each party is obligated to fund one half of the development cost for a unified standard for satellite radios.

Long-term debt. We have raised funds from issuing long-term debt on several occasions.

•	In March 2000, Inc. issued $325.0 million aggregate principal amount of 14% Senior Secured Notes due 2010. Following our January 2003 financing, less than $25 million of these notes remained outstanding. Principal on the 14% Senior Secured Notes due 2010 is payable at maturity, while interest is payable semi-annually.

•	In March 2001, we issued $125.0 million aggregate principal amount of 7.75% convertible subordinated notes due 2006. In July and August 2001, holders of convertible subordinated notes exchanged $45.9 million of notes for 4,194,272 shares of our Class A common stock. As a result of these transactions, approximately $79.1 million of the notes remained. Principal on the convertible subordinated notes is payable at maturity, while interest is payable semi-annually. During the nine months ended September 30, 2003, we have exchanged $20.9 million aggregate principal of these notes for a combination of cash and Class A common stock.

•	In August 2001, we borrowed $29.0 million to finance the purchase of our headquarters facility. This loan is for a term of five years and bears interest at a rate based on the nine-month London Interbank Offer Rate plus an indicated spread. We make monthly payments of principal and interest on this loan.

•	In December 2001, we borrowed $35.0 million from a subsidiary of The Boeing Company. This loan is for a term of five years and bears interest at a rate based on the nine-month London Interbank Offer Rate plus an indicated spread. Principal is payable at maturity, while interest is payable quarterly.

•	On January 28, 2003, we completed a three-part financing.

•	We issued $279.3 million aggregate principal amount at maturity of 10% Senior Secured Discount Convertible Notes in a private placement. Principal on the 10% Senior Secured Discount Convertible Notes is payable at maturity, while interest accretes until January 1, 2006 and is thereafter payable semi-annually in cash or, at our option, in additional notes. If all of the interest is paid in additional notes, these notes would aggregate $412.6 million when they come due in 2009. Through September 30, 2003, we have extinguished $15.7 million carrying value, or $19.8 million face amount at maturity, of these notes.

•	We issued to OnStar $89.0 million in aggregate principal amount of a 10% Senior Secured Convertible Note due December 31, 2009 in lieu of our obligation to make $115 million in guaranteed payments from 2003 to 2006 under the General Motors distribution agreement. Principal on the OnStar note is payable at maturity, while interest, which is due semi-annually, is payable at our option in shares of our Class A common stock.

•	We completed an exchange of $300.2 million aggregate principal amount of the 14% Senior Secured Notes due 2010 for $438.0 million aggregate principal amount at maturity ($300.2 million accreted value as of March 15, 2003) of 14% Senior Secured Discount Notes due 2009, cash and warrants to purchase Class A common stock. Principal on the 14% Senior Secured Discount Notes due 2009 is payable at maturity, while interest accretes until December 31, 2005 and is thereafter payable semi-annually. Through September 30, 2003, we have extinguished $65.5 million carrying value, or $94.2 million face amount at maturity, of these notes.

•	In June 2003, Inc. issued $185.0 million aggregate principal amount of 12% Senior Secured Notes due 2010, $10 million of which were issued in July 2003, pursuant to the overallotment option. Principal on the 12% Senior Secured Notes due 2010 is payable at maturity, while interest is payable semi-annually.

Based on the various terms of our long-term debt, our ability to redeem any long-term debt is limited. We have and may continue to take advantage of opportunities to reduce our level of indebtedness in exchange for issuing equity securities, if these transactions can be completed on favorable terms.

The following table represents our contractual obligations as of September 30, 2003:

	Payments Due by Period
Contractual Obligations	October – December 2003	2004	2005	2006	2007	2008 and Beyond	Total
	(In thousands)
GM Distribution Agreement(1)	$—	$—	$—	$—	$80,753	$239,577	$320,330
GM Credit Facility(1)	—	—	—	100,000	—	—	100,000
GM Note(1)	—	—	—	—	—	89,042	89,042
Boeing Note	—	35,000	—	—	—	—	35,000
Other long-term debt(1)	260	502	580	85,237	—	810,539	897,118
Capital Lease Obligations	875	2,246	1,168	138	—	—	4,427
Operating Lease Obligations	3,898	15,832	13,171	4,543	2,333	1,438	41,215
XM-3(2)	2,000	99,300	2,000	15,000	—	—	118,300
XM-4(2)	—	13,000	122,000	—	48,500	—	183,500

Total	$7,033	$165,880	$138,919	$204,918	$131,586	$1,140,596	$1,788,932

(1)	The above amounts do not include interest, which in some cases is variable in amount.
(2)	Excludes financing charges, in-orbit incentives and launch insurance, and assumes launch of XM-4 in 2007.

The long-term debt payments due in 2006 include the maturity of our $58.2 million of 7.75% convertible subordinated notes and $27.1 million loan to finance the purchase of our headquarters facility. We expect our $100 million credit facility with General Motors, which may be payable prior to maturity based on cash flows, to become payable as early as 2006. The long-term debt payments due in 2008 and beyond include the maturity of Inc.’s remaining outstanding $22.8 million of 14% Senior Secured Notes, which come due in 2010, the maturity of Inc.’s $343.5 million aggregate principal amount at maturity of 14% Senior Secured Discount Notes, which come due in 2009, the maturity of our $259.3 million aggregate principal amount at maturity of 10% Senior Secured Discount Convertible Notes, which come due in 2009 and the maturity of Inc.’s $185.0 million aggregate principal amount at maturity of 12% Senior Secured Notes due 2010.

Recent Accounting Pronouncements

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003, and SFAS No. 143 does not have a material impact on the financial statements. Our asset retirement obligations are limited to deconstruction of its terrestrial repeater sites. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded, we will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. We recorded losses of $4.4 million and $20.2 million during the three months and nine months ended September 30, 2003, respectively from the early retirement of debt with a carrying value including accrued interest of $104.1 million. The loss is reported in other income (expense) in the condensed consolidated statement of operations for the three- and nine-month periods ended September 30, 2003.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to

provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The disclosures required by SFAS No. 148 are included in note 3 to the condensed consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 addresses the classification and measurement of mandatorially redeemable freestanding financial instruments, including those that comprise more than one option or forward contract, and requires an issuer to classify certain instruments as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 has not had a material effect on the classification and measurement of our financing transactions but may have an effect on the classification and measurement of future mandatorially redeemable financing transactions, if and when they occur.

The Emerging Issues Task Force issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables addressing the allocation of revenue among products and services in bundled sales arrangements. EITF 00-21 is effective for arrangements entered into in fiscal periods after June 15, 2003. Based on our current sales and marketing programs, we do not anticipate the application of the new pronouncement will have a material impact on our financial statements. However, our sales and marketing programs may change over time and we will continue to evaluate the applicability of EITF 00-21 as it relates to sales of service and hardware. This new pronouncement has no impact on the economics of our sales and marketing programs, but it may impact the timing and classification of revenue reported within the financial statements and may have a corresponding impact on the Average Revenue per Subscriber (“ARPU”). As a result of this new pronouncement, the Company recognized a lower subscriber ARPU for the period.

In July 2003, the Emerging Issues Task Force provided additional guidance on Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The additional guidance states that the carrying amount of preferred stock should be reduced by the issuance costs of the preferred stock in the calculation of earnings per share. This guidance is effective in fiscal periods ending after September 15, 2003 and should be retroactively reflected in the financial statements of prior periods. This guidance results in a reduction of the gains recorded on the retirement of our Series B preferred stock during the three months ended March 31, 2003 and June 30, 2003, of $453,000 and $274,000, respectively, to reflect the amount of the issuance costs of the preferred stock retired. The net loss available to common stockholders for the nine months ended September 30, 2003 reflects these adjustments. This guidance does not impact the net loss or financial position of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2003, we do not have any derivative financial instruments and do not intend to use derivatives. We do not hold or issue any free-standing derivatives. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. Our long-term debt includes fixed interest rates and the fair market value of the debt is sensitive to changes in interest rates. We run the risk that market rates will decline and the required payments will exceed those based on current market rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. The mortgage on our corporate headquarters has a variable interest rate that may not exceed a ceiling rate of 14% or a floor rate of 8%. Our loan from Boeing also has a variable interest rate. Included in our related party long-term debt owed to GM is a balance of $128.1 million, of which $6.8 million may be converted to shares of Class A Common Stock under our distribution agreement with OnStar and $32.3 million will be drawn under our Senior Secured Credit Facility with GM. This facility also has a variable interest rate. A change of one percentage point in the interest rate applicable to this $95.3 million of variable rate debt at September 30, 2003 would result in a fluctuation of approximately $1.0 million in our annual interest expense. Additionally, we believe that our exposure to interest rate risk is not material to our results of operations.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. During the quarterly period ended September 30, 2003 no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

From July 2003 through September 2003, Holdings issued 3,934,480 shares of Class A common stock in exchange for $11.4 million carrying value (or $14.4 million fully accreted face value at maturity) of 14% Senior Secured Discount Notes due 2009 in transactions that were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. Holdings issued 885,000 shares of Class A common stock for warrants to purchase 1,020,000 shares of Class A common stock in transactions that were exempt from registration under Section 3(a)(9) of the Securities Act. Holdings also issued 8,931,058 shares of Class A common stock for 60,000 shares of 8.25% Series C convertible redeemable preferred stock and accrued dividends in transactions that were exempt from registration under Section 3(a)(9) of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits:

Exhibit No.	Description
3.1^	Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc.

3.2	Amended and Restated Bylaws of XM Satellite Radio Holdings Inc.

3.3	Restated Certificate of Incorporation of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.4	Amended and Restated Bylaws of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.5	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Amendment No. 1 to Holdings’ Registration Statement on Form S-3, File No. 333-89132).

3.6	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Holdings’ Annual Report on Form 10-K, filed with the SEC on March 31, 2003).

4.1	Form of Certificate for Holdings’ Class A common stock (incorporated by reference to Exhibit 3 to Holdings’ Registration Statement on Form 8-A, filed with the SEC on September 23, 1999).

4.2	Form of Certificate for Holdings’ 8.25% Series B Convertible Redeemable Preferred Stock (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-93529).

4.3	Certificate of Designation Establishing the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Holdings’ 8.25% Series B Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 16, 2000).

4.4	Intentionally left blank.

4.5	Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. as Issuer and United States Trust Company of New York as Warrant Agent (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

4.6	Warrant Registration Rights Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. and Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

4.7	Form of Warrant (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

4.8	Certificate of Designation Establishing the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of the 8.25% Series C Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

4.9	Form of Certificate for Holdings’ 8.25% Series C Convertible Redeemable Preferred Stock (incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-39176).

4.10	Indenture, dated as of March 15, 2000, between XM Satellite Radio Inc. and United States Trust Company of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.11	Registration Rights Agreement, dated March 15, 2000, between XM Satellite Radio Inc. and Bear, Stearns & Co. Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.12	Form of 14% Senior Secured Note of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.13	Security Agreement, dated March 15, 2000, between XM Satellite Radio Inc. and United States Trust Company of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.14	Pledge Agreement, dated March 15, 2000, between XM Satellite Radio Inc. and United States Trust Company of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.15	Indenture, dated March 6, 2001, between XM Satellite Radio Holdings Inc. and United States Trust Company of New York (incorporated by reference to Holdings’ annual report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.16	Supplemental Indenture, dated as of November 15, 2001, by and between XM Satellite Radio Inc. and The Bank of New York (successor to United States Trust Company of New York) (incorporated by reference to Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2001).

4.17	Form of 7.75% convertible subordinated note (incorporated by reference to Holdings’ annual report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.18	Customer Credit Agreement, dated as of December 5, 2001, between Holdings and Boeing Capital Services Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2001).

4.19	Security Agreement, dated as of December 5, 2001, between Holdings and Boeing Capital Services Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2001).

4.20	Rights Agreement, dated as of August 2, 2002, between Holdings and Equiserve Trust Company as Rights Agent (incorporated by reference to Holdings’ Current Report on Form 8-K, filed with the SEC on August 2, 2002).

4.21	Indenture, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.22	Security Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, and The Bank of New York (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.23	Amended and Restated Security Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and The Bank of New York (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.24	Intercreditor and Collateral Agency Agreement (General Security Agreement), dated as of January 28, 2003, by and among the Noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.25	Intercreditor and Collateral Agency Agreement (FCC License Subsidiary Pledge Agreement), dated as of January 28, 2003, by and among the Noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.26	Warrant Agreement, dated as of January 28, 2003, between XM Satellite Radio Holdings Inc. and The Bank of New York (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.27	Amended and Restated Amendment No. 1 to Rights Agreement, dated as of January 22, 2003, by and among XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.28	Form of 10% Senior Secured Convertible Note due 2009 (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.29	Form of 10% Senior Secured Discount Convertible Note due 2009 (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.30	Global 14% Senior Secured Discount Note due 2009 (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.31	Global Common Stock Purchase Warrant (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.32	Common Stock Purchase Warrant issued to General Motors Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.33	Common Stock Purchase Warrant issued to R. Steven Hicks (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.34	Second Supplemental Indenture, dated as of December 23, 2002, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 15, 2003).

4.35	Third Supplemental Indenture, dated January 27, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.36	Indenture, dated as of June 17, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York, as trustee (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.37	Registration Rights Agreement, dated as of June 17, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.38	Form of 12% Senior Secured Note due 2010 (incorporated by reference to Exhibit A to Exhibit 4.36 hereof).

4.39	First Supplemental Indenture, dated as of June 12, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.40	First Amendment to Security Agreement, dated as of June 12, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.41	Warrant to purchase XM Satellite Radio Holdings Inc. Class A Common Stock, dated July 31, 2003, issued to Boeing Satellite Systems International, Inc. (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.1**	Third Amended and Restated Shareholders and Noteholders Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.2	Second Amended and Restated Registration Rights Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.3^	Note Purchase Agreement, dated June 7, 1999, by and between XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., Clear Channel Communications, Inc., DIRECTV Enterprises, Inc., General Motors Corporation, Telcom-XM Investors, L.L.C., Columbia XM Radio Partners, LLC, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., and Special Advisors Fund I, LLC (including form of Series A subordinated convertible note of XM Satellite Radio Holdings Inc. attached as Exhibit A thereto).

10.4^*	Technology Licensing Agreement by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999.

10.5	Intentionally omitted.

10.6	Intentionally omitted.

10.7^*	Amended and Restated Agreement by and between XM Satellite Radio Inc. and ST Microelectronics Srl, dated September 27, 1999.

10.8*	Second Amended and Restated Distribution Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and OnStar Corporation, a division of General Motors Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.9^*	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and DIRECTV, INC.

10.10^*	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communication, Inc.

10.11^*	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and TCM, LLC.

10.12	Intentionally omitted.

10.13	Intentionally omitted.

10.14	Intentionally omitted.

10.15	Intentionally omitted.

10.16	Intentionally omitted.

10.17^	Form of Indemnification Agreement between XM Satellite Radio Holdings Inc. and each of its directors and executive officers.

10.18	1998 Shares Award Plan (incorporated by reference to Holdings’ Registration Statement on Form S-8, File No. 333-106827).

10.19^	Form of Employee Non-Qualified Stock Option Agreement.

10.20^*	Firm Fixed Price Contract #001 between XM Satellite Radio Inc. and the Fraunhofer Gesellschaft zur Foderung Der angewandten Forschung e.V., dated July 16, 1999.

10.21^*	Contract for Engineering and Construction of Terrestrial Repeater Network System by and between XM Satellite Radio Inc. and LCC International, Inc., dated August 18, 1999.

10.22	Employee Stock Purchase Plan (incorporated by reference to Holdings’ Registration Statement on Form S-8, File No. 333-106827).

10.23^	Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999.

10.24^	Non-Qualified Stock Option Agreement between Hugh Panero and XM Satellite Radio Holdings Inc., dated July 1, 1998, as amended.

10.25^	Form of Director Non-Qualified Stock Option Agreement.

10.26	Intentionally omitted.

10.27	Intentionally omitted.

10.28*	Contract for the Design, Development and Purchase of Terrestrial Repeater Equipment by and between XM Satellite Radio Inc. and Hughes Electronics Corporation, dated February 14, 2000 (incorporated by reference to Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 16, 2000).

10.29*	Joint Development Agreement, dated February 16, 2000, between XM Satellite Radio Inc. and Sirius Satellite Radio Inc. (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000).

10.30	XM Satellite Radio Holdings Inc. Talent Option Plan (incorporated by reference to Holdings’ Registration Statement on Form S-8, File No. 333-65022).

10.31	Intentionally omitted.

10.32	Intentionally omitted.

10.33	Loan and Security Agreement, dated as of August 24, 2001, by and between Fremont Investment & Loan and XM 1500 Eckington LLC (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 13, 2001).

10.34	Limited Recourse Obligations Guaranty, dated as of August 24, 2001, by XM Satellite Radio Holdings Inc. in favor of Fremont Investment & Loan (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 13, 2001).

10.35	Assignment and Novation Agreement, dated as of December 5, 2001, between Holdings, XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.36*	Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Amendment No. 1 to Holdings’ Registration Statement on Form S-3, File No. 333-89132).

10.37*	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.38	Note Purchase Agreement, dated as of December 21, 2002, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and OnStar Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.39	Amendment No. 1 to Note Purchase Agreement, dated as of January 16, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and OnStar Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.40	Amended and Restated Note Purchase Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.41	Amendment No. 1 to Note Purchase Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.42	Amended and Restated Director Designation Agreement, dated as of February 1, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.43	GM/DIRECTV Director Designation Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc., General Motors Corporation and DIRECTV Enterprises LLC (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.44	Clear Channel Director Designation Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc. and Clear Channel Investments, Inc (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.45	Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.46	Agreements not to convert, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc. and certain noteholders named therein (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.47	Credit Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., as a borrower, and XM Satellite Radio Holdings Inc., as a borrower, and General Motors Corporation, as lender (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.48	Voting Agreement, dated as of December 21, 2002, among the shareholders named therein (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.49	Employment Agreement, dated as of June 21, 2002, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Joseph J. Euteneuer (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2002).

10.50	Form of Employment Agreement, dated as of March 20, 2003, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Hugh Panero (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.51	Form of Employment Agreement, dated as of March 20, 2003, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Gary Parsons (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.52	Form of Executive Stock Option Agreement (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.53**	Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.54**	July 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.55**	Contract for Launch Services, dated August 5, 2003, between Sea Launch Limited Partnership and XM Satellite Radio Holdings Inc. (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.56	Amendment No. 1 to Amended and Restated Director Designation Agreement, dated as of September 9, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

^	Incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-83619.
*	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.
**	Confidential treatment has been requested for portions of this document.

(b) Reports on Form 8-K.

On August 7, 2003, Holdings filed a Current Report on Form 8-K to report financial results for the quarter ended June 30, 2003.

On September 5, 2003, Holdings filed a Current Report on Form 8-K to report the filing of a prospectus supplement in connection with the issuance and sale of shares of Class A common stock.

On September 5, 2003, Holdings filed a Current Report on Form 8-K to file a press release disseminated in connection with the sale of shares of Class A common stock.

On November 6, 2003, Holdings filed a Current Report on Form 8-K to file a press release disseminated to announce its financial results for the quarter ended September 30, 2003 and to report certain recent developments.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XM SATELLITE RADIO HOLDINGS INC. (Registrant)

November 12, 2003	By: /s/ HUGH PANERO
Hugh Panero,
President and Chief Executive Officer
(principal executive officer)

XM SATELLITE RADIO HOLDINGS INC. (Registrant)

November 12, 2003	By: /s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)