Form 10-K
period 2003-12-31
XM SATELLITE RADIO HOLDINGS INC
filed 2004-03-15
CIK 1091530

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

XM SATELLITE RADIO HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Commission file number 000-27441

DELAWARE	54-1878819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 ECKINGTON PLACE NE,

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

(Title of Classes)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s Class A common stock as of June 30, 2003, is $1,212,717,871.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of February 28, 2004)

XM SATELLITE RADIO HOLDINGS INC.

CLASS A COMMON STOCK, $0.01 PAR VALUE	184,954,232 SHARES

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Annual Meeting of Stockholders of XM Satellite Radio Holdings Inc. to be held on May 27, 2004, to be filed within 120 days after the end of XM Satellite Radio Holdings Inc.’s fiscal year, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

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

EXPLANATORY NOTE

This annual report is filed by XM Satellite Radio Holdings Inc. (“XM”). Unless the context requires otherwise, the terms “we,” “our” and “us” refer to XM and its subsidiaries. XM’s principal subsidiary is XM Satellite Radio Inc. (“Inc.”), which is separately filing an annual report with the SEC.

This annual report and all other reports and amendments filed by us with the SEC can be accessed, free of charge, through our website at http://www.xmradio.com/investor/investor_financial_and_company.html on the same day that they are electronically filed with the SEC.

PART I

ITEM 1.    BUSINESS

We are America’s leading satellite radio service company, providing music, entertainment and information programming for reception by vehicle, home and portable radios nationwide to over 1.3 million subscribers as of December 31, 2003. We announced in February 2004 that we have in excess of 1.5 million subscribers. In 2003, our digital audio XM Radio service offered 100 channels of music, news, talk, sports and children’s programming for a monthly subscription fee and one premium channel for an additional fee. We believe XM Radio appeals to consumers because of our innovative and diverse programming, nationwide coverage commercial-free music channels and digital sound quality. In 2003, we surpassed 1 million subscribers making us the second fastest mass market technology product to achieve 1 million subscribers (according to Greystone Communications, Yankee Group).

In February 2004, we launched our 2004 channel line-up featuring 68 commercial-free music channels; 32 news, sports, talk and variety channels; and, as of March 2004, 15 instant traffic and weather channels reporting continuously updated information from major markets such as New York, Los Angeles, Chicago and Washington, DC. We plan to expand the number of local traffic and weather channels we offer to 21 later in 2004. These channels will be offered to subscribers as part of the basic monthly service fee. We also announced that XM Radio will be available on Jet Blue and AirTran airplanes beginning in fall 2004.

XM’s targeted market is the over 200 million registered vehicles in the U.S. along with over 100 million TV households in the U.S. Since our nationwide launch on November 12, 2001, we have built our subscriber base through multiple distribution channels, including an exclusive factory-installation distribution arrangement with General Motors and arrangements with other automotive manufacturers, car audio dealers and national electronics retailers. XM Radio is currently available in over 80 new vehicle models.

Through an exclusive arrangement with us, General Motors, a major investor in our company, currently offers XM Radio in 43 vehicle lines of the 2004 model year, including passenger cars, light trucks and SUVs. GM factory installs the XM Radio option in Buick, Cadillac, Chevrolet, GMC, Pontiac and Saturn brand vehicles. For the 2005 model year, General motors has announced plans to expand the XM Radio, factory-installed, option to over 50 vehicle lines including HUMMER, Buick, Cadillac, Chevrolet, GMC, Pontiac and Saturn brand vehicles. GM recently commemorated its one-millionth XM-equipped vehicle, during an event at their Detroit world headquarters in February 2004. Honda, a major investor in our company, currently offers XM Radio in the Accord EX, Acura RL and Acura TL as a factory-installed feature and in the Pilot, S2000 and other Accord models as a dealer-installed option. XM expects Honda and Acura to factory install over 200,000 2004 model year vehicles. Toyota/Lexus/Scion, Nissan/Infiniti, Isuzu and Volkswagen/Audi offer XM Radio as a dealer-installed option in numerous popular makes and models, including the Toyota Camry Solara Coupe and Scion xA and xB, the Lexus LS 430, Nissan Pathfinder and Titan, Infiniti G35 and FX45, the Audi A4, S4, A6 and allroad quattro, and the Volkswagen Beetle. Broad distribution of XM Radio through the new automobile market is a central element of our business strategy.

From our nationwide launch through the end of the third quarter of 2002, distribution of our product was almost exclusively through the aftermarket (the sale of radios by consumer electronics retailers and others for installation in automobiles after purchase) and we continue to promote XM Radio actively in this market. Although it varies from quarter to quarter, our subscriber additions in 2003 were approximately 50% from automotive manufacturers and approximately 50% from aftermarket retailers. XM radios are available under the Delphi, Pioneer, Alpine and Sony brand names at national consumer electronics retailers, such as Best Buy, Circuit City, Wal-Mart and other national and regional retailers.

As part of our strategy to make XM Radio available everywhere, we have also created brand awareness through the many ways in which potential subscribers can experience the XM service. The XM radios in General Motors’ vehicles come pre-activated with service so GM’s dealers can offer the XM experience to new car prospects during vehicle test drives, and to new car purchasers during the vehicle delivery process. The entire 115 channel service is available as a trial to GM new vehicle buyers, and GM’s own internal research indicates that GM vehicle buyers provide demonstrations, on average, seven times during the first 60 days of vehicle ownership. XM Radio is also available in approximately 20,000 Avis rental cars. Additionally, XM Radio will be available on Jet Blue and AirTran airplanes beginning in fall 2004. Jet Blue and AirTran serve over 20 million passengers per year.

We have also introduced a wide variety of mass market products that can deliver our service in the automobile, home and portable markets, as well as specific applications such as marine and aviation. Our XM WX satellite weather service is a real-time graphical data weather service provided to the marine and aviation markets. After initially focusing on the automobile retail aftermarket and the automobile factory-installed market, the opening up of the home and portable market is the third major element of our marketing strategy to increase the availability of XM Radio across new markets.

In the fall of 2002, Delphi introduced the XM SKYFi, a plug-and-play device available for use in the car, at home or in a portable “boombox” that offers an enhanced display and attractive pricing. At the 2003 Consumer Electronics Show, the SKYFi audio system was named a finalist for the Best of CES award. In October 2003, Delphi introduced the XM Roady, the industry’s smallest satellite radio that offers a complete satellite radio system for vehicles in one simple, easy to install package that retails for a cost less than the XM SKYFi. Also in October 2003, we introduced the XM Commander, an all-in-one receiver package that works with nearly all AM/FM car stereos, regardless of make, brand or year, and is sized and styled to integrate with the dashboard of most vehicles, including luxury cars. In November 2003, we introduced XM Direct, an ultra-compact XM tuner module for car stereos that can be connected to any satellite-radio-ready car stereo with adaptors developed and distributed by third parties. We expect that XM Direct will be particularly attractive to OEM dealers of a wide variety of satellite-radio-ready cars. In December 2003, Alpine introduced the industry’s first in-dash CD receiver with an integrated XM tuner, the CDA-9820XM, which eliminates the need for a separate XM tuner for easier installation and delivers high quality sound performance. These new products represent the second generation of XM Radios, reflecting enhanced features and a significantly lower price to consumers.

In addition to these products for the automobile market, we have introduced products specifically targeted at the home and portable markets. In April 2003, we introduced the XM PCR, the first satellite radio receiver designed for personal computers, and in August 2003, Audio Design Associates introduced the Tune Suite, the first high-end, multizone home audio system to feature XM Satellite Radio. In December 2003, Delphi introduced the Delphi CD Audio System, the industry’s first boombox capable of playing AM/FM radio, XM radio, compact discs and MP3 files. We believe that these products along with the best-selling SKYFi radio will continue to open up new markets beyond the traditional automobile market and increase the penetration of XM Radio. Finally, in addition to the automobile, home and portable markets, we have also worked with manufacturers to develop radios for specific applications such as the marine and aviation markets to further enhance the availability of XM Radio.

We believe, based on our experience in the marketplace, surveys, work with focus groups and market data, that there is a significant market for XM Radio. Over 75% of the entire United States population age 12 and older listens to the radio daily, and over 94% listens to the radio weekly. However, many radio listeners have access to only a limited number of radio stations and listening formats offered by traditional AM/FM radio.

We believe we offer our consumers a unique listening experience by providing diverse programming, coast-to-coast coverage, commercial free music channels and clear sound with our digital signals. In February 2004, our channel lineup began featuring additional 100% commercial free channels, including all 68 of our music channels, and as of March 2004 also features 15 channels of instant traffic and weather, expanding to 21 channels by the end of 2004. Our channels include diverse programming designed to appeal to a large audience, and to specific groups that our research has shown are most likely to subscribe to our service, including urban and rural listeners of virtually all ages. We have original music and talk channels created by our in-house programming unit as well as channels created by well-known providers of brand name programming, including our exclusive MTV, VH1 and NASCAR channels, as well as ESPN Radio, Radio Disney, CNN, CNBC, MSNBC, Discovery, Fox News, E! and Clear Channel. We have a team of experienced programming professionals with a successful record of introducing new radio formats and building local and national listenership.

In addition to our subscription fee, we generate revenues from sales of limited advertising time on our talk, entertainment and variety channels. Advertisers on the XM network include JC Penney, Radio Shack, Allstate, Autozone, Pfizer, Anheuser-Busch and ABC Networks. Although our new channel lineup has 100% commercial free music channels, we plan to sell advertising time on our 21 new instant traffic and weather channels.

We transmit the XM Radio signal throughout the continental United States from our two satellites XM Rock and XM Roll. We are planning to launch our spare satellite, presently being modified, in late 2004 as part of a plan to address a solar power anomaly in our existing satellites initially identified in late 2001. We have contracted for a fourth satellite, to serve as a ground spare and to be launched around the 2007 timeframe to replace XM Rock and XM Roll. We also have a network of approximately 800 terrestrial repeaters, which receive and re-transmit the satellite signals in 60 cities to augment our satellite signal coverage where it might otherwise be affected by buildings, tunnels or terrain. We hold one of only two licenses issued by the Federal Communications Commission to provide satellite digital audio radio service in the United States.

We have raised $2.6 billion of equity and debt net proceeds from investors and strategic partners to fund our operations from inception through January 2004. In 2003, we raised net proceeds of $601 million. This includes $150 million of net proceeds from the sale of Class A common stock in September 2003 and $66 million of net proceeds from the sale of Class A common stock through our Direct Stock Purchase Program. This also includes $179 million of net proceeds (including amounts related to the over-allotment option) from the sale of 12% senior secured notes due 2010 in June 2003 and $206 million of net funds raised in January 2003. The January 2003 financing transactions also included $250 million of payment deferrals and a line of credit from GM. In January 2004, we also raised $177 million of net proceeds from the sale of Class A common stock.

From January 1, 2003 to December 31, 2003, we eliminated $245.9 million carrying value of indebtedness or approximately $280.7 million of face amount at maturity through the issuance of 31.2 million shares of Class A common stock and $17 million of cash. These de-leveraging transactions eliminated convertible debt and preferred stock with a carrying value of $178.3 million or $184.5 million of face amount at maturity. The convertible notes and preferred stock would have been convertible into 32.0 million shares through maturity of the instruments. In total, these de-leveraging transactions eliminated approximately $429 million in future interest, dividends, accretion and principal payments.

In March 2004, the holders of the $45.7 million 7.75% Convertible Subordinated Notes due 2006 called for redemption following our January offering elected to convert into 3.7 million shares of our Class A Common Stock in accordance with the terms of the notes. This represented the retirement of all our remaining outstanding $45.7 million of 7.75% Subordinated Convertible Notes. In February 2004, we completed the redemption of $89 million in principal amount of our 10% Senior Secured Convertible Note due 2009 held by General Motors Corp. As part of the redemption, General Motors converted $7.8 million in principal amount of the Notes, representing the entire principal amount of the Notes that had vested conversion rights at the time of the redemption, into 980,670 shares of the Company’s Class A common stock in accordance with the terms of the Notes. The remaining $81.2 million in principal amount plus accrued interest was repaid with cash. We used proceeds from our January 2004 offering to cover these payments.

So long as we meet the revenue, expense and cash flow projections of our business plan, we expect to be fully funded and will not need to raise additional financing to continue operations. We are continuing to pursue insurance proceeds in connection with the solar anomaly on our existing satellites, and would use the insurance proceeds to repay vendor financing contemplated to be used to launch replacement satellite(s). However, with the sale of Class A common stock completed in September 2003 and the sale of notes completed in June 2003, we have raised substantially all of the funds we would need for the completion and launch of XM-3 and the construction of XM-4 in case the receipt of insurance proceeds does not occur in a timely manner. In addition, any proceeds of our January 2004 common stock offering not applied to the repayment of debt could be used to fund the launch of XM-4 to the extent needed.

Market Opportunity

Based on our experience in the marketplace to date, as well as market research, we believe that there is a significant market for our satellite radio service.

Initial Marketplace Results

Consumer response to our service has been positive. As of December 31, 2003, we had over 1.3 million subscribers. In 2003 we surpassed 1 million subscribers making us the second fastest mass market technology product to achieve 1 million subscribers (according to Greystone Communications, Yankee Group). Importantly, we have achieved this subscriber growth while spending significantly less in costs to acquire a new subscriber (CPGA costs) than we had originally projected. A more in-depth discussion of our CPGA costs can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have also received positive feedback from our subscribers. In a survey of a random sample of 645 subscribers, 95% rated our overall service, and our sound quality as “excellent” or “good.” We have also found a broad appeal of our service across age groups, with people in their twenties, thirties, forties and fifties each representing comparable percentages of XM subscribers.

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

Penetration data relating to cable, satellite television, and premium movie channels suggest that consumers are willing to pay for services that dramatically expand programming choice or enhance quality. There were more than 21.5 million digital cable subscribers as of September 2003 and 22.0 million satellite television subscribers as of December 2003. As of December 2003, 67.7% of TV households subscribe to cable television, and as of December 2003, 20.3% of TV households subscribe to satellite television (National Cable Television Association website and skyreport.com website).

Radio Listening

Studies show that, on average, adults listen to the radio 19.5 hours a week, with the amount of radio listening fairly evenly distributed across gender and age groups. Based on a XM-commissioned Arbitron’s custom listening survey (Fall 2003), our subscribers listen to approximately 38 hours of radio per week, including AM, FM and XM. Market data shows that over 75% of the entire United States population age 12 and older listen to the radio daily, and over 94% listen on a weekly basis (Radio Marketing Guide and Factbook for Advertisers, Radio Advertising Bureau, 2003-2004).

Current Limitations on Programming Choice

Many consumers have access to a limited number of stations and programming formats offered by traditional AM/FM radio. Our service is expected to be attractive to underserved radio listeners who want expanded radio choices.

Limited Number of Radio Stations.    The number of radio stations available to many consumers in their local market is limited in comparison to the over 100 channels we offer on a nationwide basis. In recent years, there were fewer than 50 AM/FM radio stations as listed by Arbitron broadcasting in New York City, the largest radio market in the United States. Many of these radio stations are of the same five formats. In fact, many metropolitan areas outside the largest 50 markets, such as Jacksonville, FL, Louisville, KY, and Oklahoma City, OK, have 30 or fewer AM/FM radio stations as listed by Arbitron (American Radio, Winter 2001 Ratings Report, Duncan’s American Radio, 2001).

Of the total listener base tracked by Arbitron, we estimate that our coast-to-coast service reaches over 109 million listeners age 12 and over beyond the range of the largest 50 markets as measured. Of these listeners, 39 million live beyond the largest 286 markets (Fall 2003 Market Rankings, Arbitron).

Limited Programming Formats.    We believe that there is significant demand for a satellite radio service that expands the current programming choices available to these potential listeners. Over 47% of all commercial radio stations use one of only three general programming formats—country, news/talk/sports, and adult contemporary (Veronis, Suhler & Associates Communications Industry Forecast, July 2003). Over 64% of all commercial radio stations use one of only five general formats—the same three, plus oldies and religion. The small number of available programming choices means that artists representing other niche music formats are likely to receive little or no airtime in many markets. Radio stations prefer featuring artists they believe appeal to the broadest market. However, according to the Recording Industry Association of America, recorded music sales of niche music formats such as classical, jazz, movie and Broadway soundtracks, religious programming, new age, children’s programming and others comprised up to 23% of total recorded music sales in 2002 (2002 Consumer Profile).

We Are Differentiating XM Radio from Traditional AM/FM Radio

We have designed the XM Radio service to address the tastes of each of our targeted market segments through a combination of niche and broad appeal programming, and we believe that XM is an appealing alternative to traditional AM/FM radio as well as other in-vehicle audio entertainment options. Local radio stations, even those which are part of national networks, focus on maximizing listener share within local markets. This limits the types of programming they can profitably provide to mass appeal formats. In contrast, our nationwide reach and ability to provide 115 channels plus one premium channel in each radio market allow us to aggregate listeners from markets across the country, expanding the types of programming we can provide. The following chart indicates differences between XM Radio and traditional AM/FM radio.

	XM Radio	Traditional AM/FM Radio
Programming quality and choice	115 channels with an extensive variety of programming plus one premium channel	Limited formats in many markets

Coast-to-coast coverage	Virtually seamless signal coverage in the contiguous United States	Local area coverage

Improved audio quality	Digital quality sound	Analog AM/FM quality sound

Commercial free music	68 100% commercial-free music channels	Average 13-17 minutes of commercial breaks per hour

Limited commercials	Entertainment and talk channels with limited commercials	Average 13-17 minutes of commercial breaks per hour

Enhanced information	Text display with title/name of song/artist	No visual display

Marketing

Our marketing strategy is designed to build awareness and demand among potential subscribers in our target markets and the advertising community. Our strategy also includes providing potential subscribers with the opportunity to experience the XM service, because it is available to new car prospects during vehicle test drives of XM-enabled General Motors vehicles, on approximately 20,000 AVIS rental cars, and on Jet Blue and AirTran airplanes beginning in the fall of 2004. Jet Blue and AirTran serve over 20 million passengers per year.

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

Distribution

We market our satellite radio service through several distribution channels including automotive manufacturers and dealers, national and regional electronics retailers, car audio dealers and mass retailers, rental car companies and, commencing in fall 2004, airlines. In the first nine months following our commercial launch, we primarily focused on distribution of radios through radio manufacturers and retail distributors to promote rapid market penetration. Starting with the 2003 automobile model year (which began in late summer 2002), we significantly increased our focus on distribution through automotive manufacturers.

Automotive Manufacturers and Dealers.    XM Radio is currently available as original equipment in over 80 new vehicle models.

Exclusive Distribution Agreement with General Motors.    Under our agreement with OnStar Corporation, a subsidiary of General Motors, for a 12-year period ending in September 2013, General Motors will exclusively distribute and market the XM Radio service and install XM radios in General Motors vehicles. General Motors sold 4.8 million automobiles in 2003, which represented more than 28% of the United States automobile market. General Motors currently offers XM Radio in 43 vehicle lines of the 2004 model year, including passenger cars, light trucks and SUVs. GM factory installs the XM Radio option in Buick, Cadillac, Chevrolet, GMC, Pontiac and Saturn brand vehicles. For the 2005 model year, General Motors has announced plans to expand the XM Radio, factory-installed, option to over 50 vehicle lines including HUMMER, Buick, Cadillac, Chevrolet, GMC, Saturn, and Pontiac brand vehicles. GM recently commemorated its one-millionth XM-equipped vehicle, during an event at their Detroit world headquarters in February 2004. General Motors has made XM radios available in diverse price categories, ranging from the Chevy Cavalier to the Cadillac Escalade. Under this agreement, we have substantial payment obligations to General Motors, including substantial guaranteed fixed payment obligations (2007 to 2009). General Motors is a major investor in XM.

Honda.    Honda currently offers XM Radio in the Accord EX, Acura RL and Acura TL as a factory-installed feature and in the Pilot, S2000 and other Accord models as a dealer-installed option. American Honda is a major investor in our company.

Other Automobile and Truck Manufacturers.    Toyota/Lexus,/Scion Nissan/Infiniti, Isuzu and Volkswagen/Audi offer XM Radio as a dealer-installed option in numerous popular makes and models, including the Toyota Camry Solara Coupe and Scion xA and xB, the Lexus LS 430, the Nissan Pathfinder and Titan, Infiniti G35 and FX45, the Audi A4, S4, A6 and allroad quattro and the Volkswagen Beetle. We are continuing to seek additional distribution agreements with other car manufacturers as well as large independent dealer groups. We are educating automobile dealers about XM Radio to develop sales and promotional campaigns that promote XM radios to new car buyers. In addition, we have relationships with Freightliner Corporation and Pana-Pacific, and XM radios are available in Freightliner and Peterbilt trucks.

National and Regional Retail Electronics Distributors.    XM radios are available under the Delphi, Pioneer, Alpine and Sony brand names and are marketed and distributed together with the XM Radio service through major consumer electronics retail channels, including Best Buy, Circuit City, Wal-Mart and other national and regional retailers. We develop in-store merchandising materials, including end-aisle displays for several retailers, and train the sales forces of all major retailers.

Brand Awareness and Other Distribution Arrangements.

Rental Cars.    XM service became available in June 2003 to Avis car rental customers in 30 major cities nationwide. Avis currently offers the XM service in approximately 20,000 of its vehicles, included at no additional cost to consumers in many of its luxury and premium classified GM vehicles.

Airplanes.    In January 2004, we announced that XM Radio will be available on Jet Blue and AirTran airplanes beginning in fall 2004.

Expanding Product Configurations.    Beginning in the fall of 2002 and continuing through 2003, a second generation of XM Radios, reflecting enhanced features and a significantly lower cost, became available to consumers.

Product	Date of Introduction	Description
Delphi XM SKYFi	Fall 2002	Plug-and-play device for the car, home and portable boombox
XM PCR	April 2003	Designed for personal computers
Tune Suite	August 2003	High-end home audio system
Delphi XM Roady	October 2003	Plug-and-play device
XM Commander	October 2003	All-in-one receiver package that works with nearly all AM/FM car stereos
XM Direct	November 2003	Ultra-compact tuner module for satellite-ready car stereos
Alpine CDA-9820XM	December 2003	First in-dash CD receiver with an integrated XM tuner
Delphi CD Audio System	December 2003	First AM/FM/XM/CD/MP3 capable boombox

In the fall of 2002, Delphi introduced the Delphi SKYFi, a plug and play device that can be adapted for home, automobile or portable use (boom box). The SKYFi features an enhanced display that shows channel number, channel name, artist name, song title and channel category and is available at a significantly lower cost than earlier XM radios. In April 2003, we introduced the XM PCR, the first satellite radio receiver designed for personal computers. In August 2003, Audio Design Associates introduced the Tune Suite, the first high-end, multizone home audio system to feature XM Satellite Radio. In October 2003, we introduced the Delphi XM Roady, a complete satellite radio system for vehicles in one simple, easy to install package that retails for a cost less than the SKYFi. Also, in October 2003, we introduced the XM Commander, an all-in-one receiver package that works with nearly all AM/FM car stereos, regardless of make, brand or year, and is sized and styled to integrate with the dashboard of most vehicles, including luxury cars. In November 2003, we introduced XM Direct, an ultra-compact XM tuner module for car stereos that can be connected to any satellite-radio-ready car stereo with adaptors developed and distributed by third parties. In December 2003, Alpine introduced the industry’s first in-dash CD receiver with an integrated XM tuner, the CDA-9820XM, which eliminates the need for a separate XM tuner for easier installation and delivers high quality sound performance. Delphi has begun offering the Delphi CD Audio System, the industry’s first boom box capable of playing AM/FM radio, XM radio, compact discs and MP3 files. We plan to continue to expand our product offerings in 2004.

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

We expanded retail aftermarket distribution in 2003 in two important areas. First, we expanded our retail presence within existing retailers by establishing displays in the home audio (or home stereo) section of the store to promote hardware configurations, such as the Delphi SKYFi radio, that easily connect to home stereo systems or plug into the SKYFi “boom box.” More than 265,000 SKYFi “boom box” units were manufactured during 2003. Second, we expanded distribution in 2003 to retailers focusing on other important market segments for satellite radio. For example, we expanded distribution to the major truck stop chains (Pilot, Truckstops of America, Petro and Flying J), marine dealers and distributors of home satellite TV systems. We plan to continue expansion in these markets in 2004.

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

The XM Radio Service

Our channel offering includes channels designed to appeal to different groups of listeners, including urban and rural listeners of different ages, and to specific groups that our research has shown are most likely to subscribe to our service, and thereby aggregate a large potential audience for our service. In addition to providing radio formats that are appealing to different groups, in every format we deliver we strive to provide an entertaining or informative listening experience.

The following is a list of channels included in our service offering as of February 2004, except as otherwise noted.

	Channel Name	Channel Description		Channel Name	Channel Description

Preview	XM Preview	XM Preview	Classical	XM Classics Vox XM Pops	Traditional Classical Opera/Classical Vocals Popular Classical

Decades	The 40s The 50s The 60s The 70s The 80s The 90s	Big Band/Swing/Forties Fifties Hits Sixties Hits Seventies Hits Eighties Hits Nineties Hits	Kids News	Radio Disney XM Kids Fox News CNN CNN Headline News ABC News & Talk	Children Children News News News News & Talk
Country	America Nashville! X Country Hank’s Place Bluegrass Junction The Village Highway 16	Classic Country 90s & Today Progressive Country Traditional Country Bluegrass Folk Top Country Hits		The Weather Channel CNBC Bloomberg Radio MSNBC BBC World Service C-SPAN Radio CNN en Español	24 Hr. Weather Radio Network Business News News & Business News World Affairs US Gov’t & Public Affairs News in Spanish

Pop & Hits	Top 20 on 20 KISS MIX The Heart Sunny The Blend XM Live Cinemagic On Broadway U-Pop	Top 20 Hits Pop Hits Contemporary Hits Love Songs Beautiful Music Adult Contemporary Concerts Movie Soundtracks Show Tunes Euro & Global Chart Hits	Sports	ESPN Radio ESPN News Fox Sports Radio The Sporting News NASCAR Radio	Sports Talk/Play-by-Play Sports News Sports News Talk Sports Talk NASCAR Racing

	Channel Name	Channel Description		Channel Name	Channel Description

Christian	The Torch The Fish Spirit	Christian Rock Christian Pop Gospel	Comedy	XM Comedy Laugh USA Extreme XM	Comedy Family Comedy Extreme Talk

Rock	Deep Tracks Boneyard XM Liquid Metal XMU Fred XM Cafe Top Tracks Ethel Squizz Fine Tuning The Loft Music Lab	Deep Album Rock Hard Rock Heavy Rock New Music Deep Classic Alternative Modern/Soft Alternative Classic Rock Nineties & Today’s Alternative Hard Alternative Eclectic Acoustic/Rock Jambands/Progressive	Talk & Variety	MTV VHI Discovery Radio E! Sonic Theater Radio Classics Ask Buzz XM The Power Family Talk Open Road	MTV Radio VHI Radio Real Life Stories & News Entertainment News Books & Drama Old Time Radio Experts & Advice Talk & Opinion African American Talk Christian Talk Truckers’ Channel
	Unsigned! Fungus Lucy	Unsigned Artists Punk/Hardcore/Ska Classic Alternative Hits	Instant Traffic and Weather*	Boston** New York City Philadelphia Baltimore
Hip Hop/ Urban	Soul Street The Flow Suite 62 The Groove The Rhyme RAW The City	Classic Soul Neo Soul Urban Adult Old School R&B Classic Hip-Hop/Rap Uncut Hip-Hop Urban Top 40		Washington, DC Pittsburgh Detroit Chicago St. Louis Minneapolis/St. Paul+ Seattle+ San Francisco
Jazz & Blues	Real Jazz Watercolors Beyond Jazz Frank’s Place Bluesville Luna On the Rocks	Traditional Jazz Contemporary Jazz Modern Jazz Great Vocals/Standards Blues Latin Jazz Cocktail Mix		Los Angeles San Diego+ Phoenix Dallas/Ft. Worth Houston Atlanta+ Tampa/St. Petersburg Orlando
Dance	The Move BPM The System Chrome	Underground Dance Dance Hits Electronica Disco		Miami/Ft. Lauderdale+ *Available March 1, 2004 unless otherwise noted. **Available April 1, 2004. +Available later in 2004.
Latin	Caricia	Spanish Pop Hits
	Caliente	Salsa/Caribbean	Premium	Playboy Radio	Adult

World	World Zone The Joint Ngoma Audio Visions	World Reggae African New Age

Hallmarks of XM’s channel lineup include:

Broad range of music genres—all commercial free—and live radio entertainment.    XM offers 68 channels of music-oriented entertainment. Each channel is programmed in its own distinct format, many generally not previously available on radio, and some newly created by XM to appeal to emerging listening tastes. Recently, XM shifted its approach to music programming, eliminating commercial advertisements on all of its music channels to enhance the listening experience.

Musical formats unavailable in many markets.    XM Radio offers many music formats that are popular but currently unavailable in many markets. More than 64% of all commercial radio stations in markets measured by Arbitron use one of only five programming formats: country; adult contemporary; news/talk/sports; oldies; or religious. Furthermore, the number of radio stations available to many consumers in their local market is limited in comparison to the 115 channels (plus one premium channel), we offer on a nationwide basis. We offer many types of music with significant popularity, as measured by recorded music sales and concert revenues, that are unavailable in many traditional AM/FM radio markets. Such music includes classical recordings and popular blues music that have retail appeal but are not commonly played on traditional AM/FM radio. Recorded music sales of niche music formats such as classical, jazz, movie and Broadway soundtracks, religious programming, new age, children’s programming and others comprised up to 23% of total recorded music sales in 2002. We have channels devoted to all of these formats and many other popular musical styles that are not currently heard in many small and medium sized markets, such as heavy metal, modern electronic dance, disco and blues.

Superserve popular musical formats.    We offer more specific programming choices than traditional AM/FM radio generally offers for even the most popular listening formats. For example, on traditional AM/FM radio oldies music is often generalized on a single format. We segment this category by offering several channels devoted to the music of each decade from the 1940’s to the 1990’s. We also offer seven channels dedicated to urban formats and seven distinct country music formats.

Popular brand name content available 24/7 on radio.    The advent of multichannel cable and satellite television services has spawned the emergence of many popular and easily recognized brand names, spanning a wide range of content categories and niche topics. XM is bringing many of these to radio, available nationwide. Among these are:

— CNBC

— CNN

— CNN Headline News

— Discovery

— E! Entertainment

— ESPN

— Fox News

— MSNBC

— MTV (exclusively on XM)

— VH1 (exclusively on XM)

— NASCAR (exclusively on XM)

— The Weather Channel

Sports and Entertainment Programming.    XM offers a broad array of sports and variety programming, including sports talk, ESPN Radio and ESPN News, the nation’s only dedicated NASCAR channel, three comedy channels, an old-time radio channel, and a channel dedicated to books and dramas. Our NASCAR, MTV and VH1 channels are exclusive to XM Radio. The ESPN Radio channel includes play-by-play NBA and Major League Baseball games including the all-star games, playoffs, championships and World Series; and the channel also carries the college football Bowl Championship Series games. This type of programming is not available in many radio markets and we believe it makes our service appealing to dedicated sports fans and listeners whose tastes are not served by existing AM/FM radio stations.

Local Traffic and Weather Programming.    Beginning March 1, 2004, we launched our Instant Traffic and Weather service, a set of audio channels dedicated to keeping drivers and other listeners informed with in-depth up-to-the-moment updates on traffic and weather conditions in their local market. Each market served has a dedicated channel, so listeners can tune to the channel/city of their choice and rely on instant traffic and weather to help aid their driving and planning decisions. XM plans to repeat weather and traffic information in a pattern familiar to listeners. Initial markets launched in March 2004 are Baltimore, Chicago, Dallas/Ft. Worth, Detroit, Houston, Los Angeles, New York City, Orlando, Philadelphia, Phoenix, Pittsburgh, San Francisco/Oakland, St. Louis, Tampa and Washington DC. Other markets will be added later in 2004. The data is provided by Mobility Technologies for traffic information and by The Weather Channel for weather information. XM creates the audio for the channels from its headquarters facility in Washington DC. We believe this will be a valuable part of our service offering and that it offers several key advantages over what is currently available on terrestrial radio. These include near instant availability due to the pattern of repeating information frequently, 24/7 availability of the service and wider availability as compared to terrestrial broadcasts available only to drivers within the coverage area.

A wide range of popular talk radio stars.    Over the last two decades talk radio has emerged as a major component of radio listening. XM showcases many well-known talk radio personalities on its channels, including Bill O’Reilly, Sean Hannity, Michael Reagan, Phil Hendrie, Art Bell, Bruce Williams, Glenn Beck and many others.

State-of-the-art facilities.    XM creates most of its music channels (as well as most of its comedy and children’s channels, NASCAR radio and the Open Road trucker channel) at its studio facilities in Washington DC, midtown Manhattan in New York City, and in Nashville at the Country Music Hall of Fame and Museum. These interconnected facilities comprise an all digital radio complex that is one of the world’s largest, with over 80 sound-proof studios of different configurations. The studios tap a centralized digital database of over 200,000 CDs and more than 1.5 million recordings. We also have two performance studios for visiting artist interviews and performances.

Dedicated, highly skilled staff.    Our dedicated and experienced radio programming and production talent and on-air staff includes leading radio and music experts in their genres. Collectively, they hold over 300 gold records reflecting their involvement with the music industry, have more than a thousand years of radio programming experience, 62 record industry awards, two Emmy awards, four New York Festival awards and include one Rock and Roll Hall of Fame inductee.

XM’s own approach to creation of radio entertainment.    XM’s goal is to create fans, not just listeners, who will come to identify with the music, personalities and attitude of their favorite channels. We believe several important features differentiate XM:

•	Branding of each channel, with audio signatures and sounds to create an audio ambience that is specific to each genre. Audio signatures for one channel have already won a New York Festival award.

•	Live programming to allow listeners to interact with their favorite channels and personalities. XM music channels deliver over 5,000 hours per month of live shows, and in the month of December 2003 the channels received a total of more than 60,000 telephone calls from listeners nationwide, requesting songs, seeking information about an artist, or engaging in dialog.

•	Targeted features and shows to appeal to specific audiences. These include regularly scheduled shows such as sub-genre showcases, mini-histories, and shows featuring artists such as Wynton Marsalis and Quincy Jones. The XM Kids channel has already won five Parents Choice awards for its five distinct shows.

•	Live performances and artist interviews. To date, XM has hosted more than 800 visits by prominent and emerging artists in virtually every musical genre. Most of these visits include extensive interviews covering their careers and interests as well as performances. Performances included the Wynton Marsalis Septet and Cassandra Wilson.

•	More extensive playlists than traditional radio. Traditional AM/FM radio stations frequently use limited playlists that focus on the artists and specific music that target the largest audience. With our large channel capacity and focus on specific formats, we strive to provide more variety to attract listeners dissatisfied with repetitive and/or limited playlist selection. For example, in the rock genre, we have a channel dedicated to “deep tracks” not generally heard on rock radio stations.

•	Quick response when major music and cultural events occur. XM Radio programmers aim to respond quickly to changing musical tastes, seasonal music, special events and emerging popular culture by providing listeners with coverage of major music and other cultural events. In December 2003, we had three channels of holiday music. In January 2004, we celebrated Elvis Presley’s birthday on “Fifties on Five”, and in February 2004, we had extensive programming for Black History month and for commemorating the 40th Anniversary of the Beatles first U.S. tour.

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

Channels that are either completely ad-free or have a reduced amount of advertising relative to terrestrial radio.    We believe that a significant portion of the listening market will pay to subscribe to a radio service that provides commercial-free channels, as demonstrated by the appeal of limited periods of non-stop music used by some traditional AM/FM stations. Since February 2004, we are targeting this audience with 68 commercial-free music channels covering popular music formats.

Informative digital display.    Accompanying the audio portion of the broadcast, the digital display of XM Radio indicates the channel name, number and category. It also can be adjusted to indicate the name of the song and artist, or the name of the talk show being aired.

Future content arrangements.    Under our agreement with Sirius Radio, subject to certain exceptions, arrangements with providers of programming or content, including celebrity talent, must be non-exclusive and may not reward any provider for not providing content to the other party.

Subscriber and Advertising Revenue

We derive revenues from two primary sources: subscriber revenues and advertising revenues. We charge subscribers a monthly fee for 115 channels of our programming. In September 2002, we introduced our first premium channel, which customers can subscribe to for an additional monthly fee. We offer family plan discounts to subscribers who have multiple XM radios. We also offer pre-paid multi-year subscription discounts.

Advertising revenue provides an additional revenue source. Our non-commercial free channels, including our traffic and weather channels, provide what we believe is an attractive advertising medium for national advertisers. We have held extensive meetings with media directors, planners and buyers at advertising and media buying agencies to develop advertiser awareness of the benefits of satellite radio. We have advertising sales offices in several major media markets to sell directly to advertising agencies and media buying groups. We have sold advertising packages to a variety of advertisers and agencies, including JC Penney, Radio Shack, Allstate, Autozone, Pfizer, Anheuser-Busch and ABC Networks. Arbitron, which produces radio listenership reports, is working with us to quantify our listenership and channel ratings for the benefit of national media buyers.

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

Consumer Hardware

XM Radios.    We transmit XM content throughout the continental United States to vehicle, portable, home and plug and play radios. Most of our radios are capable of receiving both XM content and traditional AM/FM stations. Beginning in the fall of 2002 we introduced the second generation of XM radios, offering enhanced features and more attractive pricing than earlier XM radios.

Delphi introduced the XM SKYFi, a plug-and-play device offering more advanced user features including a large display and more convenient channel navigation, in the fall of 2002. In April 2003, we introduced the XM PCR, the first satellite radio receiver designed for personal computers. In August 2003, Audio Design Associates introduced the Tune Suite, the first high-end, multizone home audio system to feature XM Satellite Radio. In October 2003, Delphi introduced the XM Roady, a complete satellite radio system for vehicles in one simple, easy to install package that retails for less than the XM SKYFi. In October 2003, we introduced the XM Commander, an all-in-one receiver package that works with nearly all AM/FM car stereos, regardless of make, brand or year, and is sized and styled to integrate with the dashboard of most vehicles, including luxury cars. In November 2003, we introduced XM Direct, an ultra-compact XM tuner module for car stereos that can be connected to any satellite-radio-ready car stereo with adaptors developed and distributed by third parties. In December 2003, Alpine introduced the industry’s first in-dash CD receiver with an integrated XM tuner, the CDA-9820XM, which eliminates the need for a separate XM tuner for easier installation and delivers high quality sound performance. In December 2003, Delphi introduced the Delphi CD Audio System, the industry’s first boombox capable of playing AM/FM radio, XM radio, compact discs and MP3 files. These new products represent the second generation of XM Radios, reflecting enhanced features and a significantly lower cost. XM radios are available under the Delphi, Pioneer, Alpine and Sony brand names at national consumer electronics retailers, such as Best Buy, Circuit City, Wal-Mart and other national and regional retailers. The plug and play devices are designed to augment the existing radio that provides AM/FM stations in the car or home. ST Microelectronics manufactures the chipsets that decode the XM Radio signal.

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

Space Segment

Satellite System.    Boeing Satellite Systems (BSS), has built, launched and delivered in-orbit two Boeing 702 high-power satellites for the XM Radio system. The satellites were launched on March 18, 2001 and May 8, 2001, respectively, and are transmitting the XM signal. BSS is also completing our ground spare satellite, XM-3, which we plan to launch by year-end 2004. In 2007, we plan to launch XM-4.

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

In the first quarter of 2003, we filed the proofs of loss for constructive total loss claims on both our satellites with our insurance carriers for the aggregate sum insured (less applicable salvage), relating to a progressive degradation problem with the solar array output power of Boeing 702 class satellites, including XM Rock and XM Roll, identified to our insurers in September 2001. We have launch and in-orbit insurance policies that provide coverage to us for a total, constructive total or partial loss of each of our satellites where such loss arises from an occurrence within the first five years after launch (both satellites were launched during the first half of 2001). The aggregate sum insured in the event of the total or constructive total loss of both satellites is $400 million ($200 million per satellite). During the third quarter of 2003, we received letters from our insurers rejecting our proofs of loss and denying our claims. We anticipate continuing correspondence and meetings with individual and groups of insurers to resolve this matter and will proceed with negotiations, arbitration or litigation as necessary to recover the losses. We continue to believe that we will ultimately receive insurance payments adequate to launch our spare satellite and fund a portion of XM-4, although there can be no assurance as to the amount of any insurance proceeds, or that any insurance proceeds will be received in a timely manner.

In light of the progressive degradation noted above, we plan to launch our ground spare satellite (XM-3) into one orbital slot by year-end 2004, and operate XM Rock and XM Roll collocated in the other orbital slot. In 2007, we plan to launch XM-4 to replace the collocated XM Rock and XM Roll. In this way, we will have replacement satellites in orbit and operating prior to the times XM Rock and XM Roll can no longer provide full service, or half service in collocated mode. We currently expect XM Rock and XM Roll to operate in collocated mode through the first quarter of 2008. Our commitments regarding XM-3 and XM-4 are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Expenditures,” below.

Since the solar array power degradation issue is common to the first six Boeing 702 class satellites now in orbit, the manufacturer and we are closely watching the progression of the problem, including data from a satellite that has been in orbit longer than either of our two satellites by approximately 15 and 17 months, respectively. With this advance visibility of performance levels, a firm launch commitment for our spare satellite in the fourth quarter of 2004, the ability to provide full service for an extended period of time with XM Rock and XM Roll collocated in one orbital slot and the spare located in the other slot (which would allow partial use of the existing satellites through the first quarter of 2008), firm commitments to build a fourth satellite and provide launch services therefore and various mitigation actions to extend the full or partial use of the existing satellites, we believe that we will be able to launch additional satellites prior to the time the solar array power problem might cause the broadcast signal strength to fall below minimum acceptable levels.

Based on the consistency of the degradation trends (with no substantial improvement to date) and continuing analyses by BSS and us, we adjusted the estimated useful lives of our in-orbit satellites, with effect from September 2002, to the period running through first quarter 2008 (approximately 6.75 years from launch). We will continue to monitor this situation carefully and may re-adjust the estimated useful lives of our in-orbit satellites based on future information.

We have set the launch period for our ground spare satellite for the three-month period commencing October 1, 2004. In addition to the modifications to address the solar anomaly as noted above, BSS will make certain alterations to optimize the ground spare for the specific orbital slot into which the spare will be launched.

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

Our satellites transmit audio programming within a 12.5 MHz bandwidth operating in the S-Band radio frequency spectrum that the FCC has allocated for our exclusive use. Megahertz is a unit of measurement of frequency. This 12.5 MHz bandwidth is subdivided into six carrier transmission signals, two signals transmitted from each of our two satellites and two signals transmitted by the terrestrial repeater network. The audio programming for XM Radio is carried on two satellite signals, and the remaining two satellite signals and the terrestrial repeater signals repeat the audio programming to enhance overall signal reception. The transmission of higher quality sound requires the use of more kilobits per second than the transmission of lesser quality sound. We are currently using our allocated bandwidth in such a way as to provide up to 122 channels by later in 2004.

Insurance.    We bear the risk of loss for each of the satellites, and we have obtained insurance to cover that risk. We have launch and in-orbit insurance policies from global space insurance underwriters. These policies provide coverage for a total, constructive total or partial loss of either of the satellites that occurs during a period ending five years after launch. Our insurance will not cover the full cost of constructing, launching and insuring two new satellites, nor will it protect us from the adverse effect on our business operations due to the loss of a satellite. Our policies contain standard commercial satellite insurance provisions, including standard coverage exclusions. We have filed a claim under our in-orbit insurance policy, as described above under the heading “Space Segment—Satellite System.”

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

Terrestrial Repeaters.    Our terrestrial repeater system of approximately 800 repeaters in approximately 60 markets supplements the coverage of our satellites. In some areas, satellite signals may be subject to blockages from tall buildings and other obstructions. Due to the satellites’ longitudinal separation, in most circumstances where reception is obscured from one satellite, XM Radio is still available from the other satellite. In some urban areas with a high concentration of tall buildings, however, line-of-sight obstructions to both satellites may be more frequent. In such areas, we have installed and may continue to install terrestrial repeaters to facilitate signal reception. Terrestrial repeaters are ground-based electronics equipment installed on rooftops or existing tower structures, where they receive the signal from one of the satellites, amplify it and retransmit it at significantly higher signal strength to overcome any satellite signal obstruction.

Competition

We face competition for both listeners and advertising dollars. In addition to pre-recorded music purchased or playing in cars, homes and using portable players, we compete most directly with the following providers of radio or other audio services:

Sirius Satellite Radio

Our direct competitor in satellite radio service is Sirius Radio, the only other FCC licensee for satellite radio service in the United States. Since October 1997, Sirius Radio’s common stock has traded on The Nasdaq National Market. Sirius completed a recapitalization in March 2003, a $146 million financing in June 2003 and a $150 million financing in November 2003. Sirius began commercial operations in February 2002, and began nationwide service during the third quarter of 2002. Sirius has announced that it had 261,061 subscribers as of December 31, 2003. Sirius, which features 100 channels, offers its service for a monthly charge of $12.95. Sirius offers certain programming that we do not offer, including exclusive channels for National Hockey League games, National Basketball Association games, National Public Radio, and beginning at the start of the 2004 football season, regular season National Football League games. Sirius radio service is offered as a dealer-installed option on car model brands such as Ford,

Lincoln-Mercury, BMW, MINI, Chrysler, Dodge, Jeep, Nissan, Infiniti and Audi and as a factory-installed option on the BMW 5 Series and the Dodge Durango.

Traditional AM/FM Radio

Our competition also includes traditional AM/FM radio. Unlike XM Radio, traditional AM/FM radio already has a well established market for its services and generally offers free broadcast reception paid for by commercial advertising rather than by a subscription fee. Also, many radio stations offer information programming of a local nature, such as local news and sports, which XM Radio cannot offer as effectively as local radio. The AM/FM radio broadcasting industry is highly competitive. Radio stations compete for listeners and advertising revenues directly with other radio stations within their markets on the basis of a variety of factors, including

•	program content;

•	on-air talent;

•	transmitter power;

•	source frequency;

•	audience characteristics;

•	local program acceptance; and

•	the number and characteristics of other radio stations in the market.

Currently, traditional AM/FM radio stations broadcast by means of analog signals, not digital transmission. We believe, however, that in the future traditional AM/FM radio broadcasters may be able to transmit digitally into the bandwidth occupied by current AM/FM stations. iBiquity Digital recently received FCC approval to begin digital broadcasting in the AM and FM bands. iBiquity recently announced that over 280 radio stations in over 100 markets have licensed its technology and begun digital broadcasting or are in the process of converting to digital broadcasting.

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

Our license, which is held by a subsidiary wholly owned by XM, has a term of eight years from commencement of XM’s operations and may be renewed. The FCC requires the satellite radio licensees, including us, to adhere to certain milestones in the development of their systems, including a requirement that the licensees begin full operation by October 2003. We have certified to the FCC that we have met all of the milestones applicable to our license. The U.S. government is responsible for coordinating our satellites through the International Telecommunication Union (ITU) and must make periodic filings at the ITU.

In February 2004, we applied to the FCC for authority to launch and operate XM-3 and XM-4 and to relocate XM Roll to the 115W orbital location. These applications are pending.

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

Our deployment of terrestrial repeaters may be impacted by whatever rules the FCC issues in this regard, although we believe these impacts are not likely to be material to our business. We have made a proposal to the FCC to set a 40 kW EIRP limit or, alternatively, a limit of 18 kW EIRP calculated by averaging power over 360 degrees, on the power of terrestrial repeaters. We have also proposed to coordinate with WCS licensees in certain cases prior to operating terrestrial repeaters above 2 kW EIRP. The coordination may include our providing filters in certain instances to limit the interference WCS licensees claim will result from our operation of repeaters operating above 2 kW EIRP.

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

On November 26, 2003, we applied for STA to operate an additional forty-nine repeaters in new markets that are not authorized under our current STA to operate repeaters. This request is pending.

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

We operate the communication uplinks between our own earth station in Washington, DC and our satellites in a band of radio frequencies that are used for several other services. The FCC has granted us a license for this earth station which expires in March 2011. The other services operating in this band are known under FCC rules as fixed services, broadcast auxiliary services, electronic news gathering services, and mobile satellite services for uplink station networks. Although we are optimistic that we will succeed in coordinating any additional domestic uplink earth stations, we may not be able to coordinate any such further use of this spectrum in a timely manner, or at all.

We also need to protect our system from out-of-band emissions from licensees operating in adjacent frequency bands:

•	WCS licensees operating in frequency bands adjacent to the satellite radio’s S-Band allocation must comply with certain out-of-band emissions limits imposed by the FCC to protect satellite radio systems. These limits, however, are less stringent than those we proposed.

•	In July 2002, the FCC requested comment on a report issued by the National Telecommunications and Information Administration (“NTIA”) in which NTIA proposed to relocate current Department of Defense (“DOD”) operations from the 1710-1755 MHz band to the 2360-2395 MHz band. In the event that these DOD operations are relocated to the 2360-2395 MHz band, we and Sirius Radio have jointly proposed that the FCC apply the same out-of-band emissions limits to these relocated users that are applied to WCS licensees. In November 2002, the FCC released an Order in this proceeding but did not address our concerns. We have filed a Petition for Reconsideration of this decision asking the FCC to consider our concerns. In July 2003, the FCC initiated a rulemaking to implement NTIA’s proposal to allow DOD and other Federal government agencies to operate in the 2360-2395 MHz band. The FCC has also proposed to expand the frequency band used for non-governmental aeronautical telemetry from 2360-2385 MHz to 2360-2395 MHz. In this rulemaking, the FCC has sought comment on what out-of-band emissions limit is necessary to protect satellite radio reception from interference. We and Sirius Radio have jointly filed Comments proposing that the FCC apply the same out-of-band emissions limit to new users in the 2360-2395 MHz band that is applied to WCS licensees. Our proposal has been opposed by entities that claim that this out-of-band emissions limit is not necessary to protect satellite radio reception from interference from the new users in this band.

•	In February 2002, the FCC initiated a rulemaking proceeding regarding rules for future licensees in the 2385-2390 MHz band, which will be able to provide both fixed and mobile services. We have proposed that the FCC apply the same out-of-band emission limits on these licensees that are applied to WCS licensees. In May 2002, the FCC issued a decision rejecting this proposal. In July 2002, we filed a Petition for Reconsideration of this decision which is pending. In July 2003, the FCC initiated a rulemaking proposing to reverse its previous decision to allow these new licensees to operate in the 2385-2390 MHz band.

Interference from other devices that operate on an unlicensed basis may also adversely affect our signal:

•	In April 1998, the FCC proposed to establish rules for radio frequency (“RF”) lighting devices that operate in an adjacent radio frequency band. We opposed the proposal on the grounds that the proliferation of this new kind of lighting and its proposed emissions limits, particularly if used for street lighting, may interfere with XM Radio. Jointly with Sirius Radio, we have proposed to the FCC an emissions limit for these RF lighting devices that we believe will protect DARS receivers from interference. In addition, we have proposed that the FCC require existing RF lighting devices that exceed our proposed limit to cease operations. A manufacturer of RF lights has conducted tests which it claims demonstrate that RF lights do not cause interference to our receivers. While our proposal is pending, these RF lighting devices may continue to be produced and used, which could adversely affect our signal quality. The FCC may not adopt our proposal, a decision which could adversely affect our signal quality. In May 2003, the FCC terminated this proceeding because no party expressed a continuing interest in producing these RF lights. In July 2003, we and Sirius Radio asked the FCC to clarify that, by terminating this proceeding without establishing any rules, the FCC is prohibiting RF lighting devices from operating in the adjacent radio frequency band and that, before the FCC considers permitting any such operations, it will either establish another rulemaking or provide us with ample notice to object to any equipment certification application for an RF light designed to operate in this adjacent radio frequency band.

•

In May 2000, the FCC proposed to amend its rules to allow for the operation of devices incorporating ultra-wideband (UWB) technology on an unlicensed basis. We opposed this proposal on the basis that the operation of these devices may interfere with XM Radio. In February 2002, the FCC decided to allow for the operation of these devices and, in doing so, adopted out-of-band emissions limits for these devices that are less stringent than XM Radio proposed. In addition, the FCC has stated that it intends to review and potentially relax these emissions limits and may allow for the operation of additional types of UWB devices in the future. Jointly with Sirius Radio, we have filed a Petition for Reconsideration of this decision and have asked that the FCC impose stricter emissions limits on UWB devices. In February 2003, the FCC denied our Petition for Reconsideration and did not impose the stricter emission limits that we requested. In addition, the FCC has proposed to authorize additional types of UWB devices which may interfere with XM Radio’s operations. In August 2003, we and Sirius Radio jointly filed Comments on an FCC proposal to allow UWB vehicular radar systems to operate in the 3.1 to 10.6 GHz band. We have asked the FCC to refrain from adopting its proposal until proponents of this technology demonstrate how they will avoid causing interference to satellite radio. To the extent the FCC adopts its proposal without requiring this information, we have asked the FCC to provide us with notice and opportunity to object to any equipment certification application for a UWB vehicular radar system in the 3.1 to 10.6 GHz band.

•	In May 2001, the FCC issued a notice of proposed rulemaking seeking to facilitate the development of new unlicensed spread spectrum wireless devices operating in a frequency band adjacent to XM Radio. XM Radio opposed this proposal on the basis that the operation of these devices pursuant to the FCC’s current emissions limits may interfere with XM Radio’s operations. In May 2002, the FCC issued a decision rejecting our opposition.

•	In October 2001, the FCC initiated a rulemaking proceeding reviewing its rules for unlicensed devices. XM Radio has proposed in this proceeding that the FCC adopt out-of-band emissions limits for certain unlicensed devices sufficient to protect our system. XM Radio has proposed that the FCC apply these emissions limits to products sold 18 months after a final rule is published. Some manufacturers of unlicensed devices have opposed these limits on the grounds that they are too stringent and that it will be costly for them to meet these limits. In July 2003, the FCC rejected our proposal because it was beyond the scope of this proceeding.

•	In December 2002, the FCC issued a notice of inquiry seeking input on whether it should authorize an increase in the power of unlicensed devices that operate in rural areas. Jointly with Sirius Radio, we have opposed this proposal because of the potential for unlicensed devices operating with increased power to interfere with satellite radio. The FCC has subsequently initiated a rulemaking proceeding proposing to authorize an increase in the power of unlicensed devices that operate in rural areas.

We also need to protect our system from in-band emissions of licensees operating in our frequency band:

•	In October 2002, the FCC released a notice proposing to allow aeronautical telemetry to continue to operate in our licensed frequency band, but on a non-interference basis. In November 2003, the FCC declined to adopt this proposal and instead decided to no longer allow aeronautical telemetry to operate in our licensed frequency band. This decision is still subject to reconsideration at the FCC or appeal to a federal court of appeals.

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

Intellectual Property

System Technology

Several technology companies have implemented portions of the XM Radio system. These technology companies include Boeing Satellite Systems and Alcatel (satellites); Delphi-Delco, Sony, Pioneer and Alpine, among others, (car and home radios); ST Microelectronics (chipsets); Fraunhofer Institute (various technologies); LCC International (design of repeater network) and Hughes Electronics (design and manufacture of terrestrial repeaters). We have not acquired any intellectual property rights in the technology used in constructing and launching our satellites.

We do have joint ownership of or a license to use the technology developed by the radio and chipset manufacturers. We also license various other technologies used in our system. We own the design of our system, including aspects of the technology used in communicating from the satellites, the design of the repeater network and certain aspects of the design of and features that may be used in our radios.

Our system design, our repeater system design and the specifications we supplied to our radio and chipset manufacturers incorporate or may in the future incorporate some intellectual property licensed to us on a non-exclusive basis by WorldSpace, who has used this technology in its own non-United States satellite radio system. We also have the right to sublicense the licensed technology to any third party, including chipset manufacturers, terrestrial repeater manufacturers and receiver manufacturers in connection with the XM Radio system. Under our agreement with WorldSpace we must pay one-time, annual or percentage royalty fees or reimburse WorldSpace for various costs for various elements of the licensed technology that we decide to use in the XM Radio system. We will not be required to pay royalties to WorldSpace for licensed technology that we do not use in our system.

WorldSpace has also granted us royalty-free, non-exclusive and irrevocable license to use and sublicense all improvements to its technology. The technology license from WorldSpace renews automatically on an annual basis unless terminated for a breach which has not been or cannot be remedied.

We believe that the intellectual property rights used in our system were independently developed or duly licensed by us or by the technology companies who supplied portions of our system. We cannot assure you, however, that third parties will not bring suit against us for patent or other infringement of intellectual property rights.

We have an agreement with Sirius Radio to develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both our and Sirius Radio’s services. The technology relating to this unified standard will be jointly developed, funded and owned by the two companies. As part of the agreement, each company has licensed to the other its intellectual property relating to the unified standard and to its system. We and Sirius resolved an arbitration to value the technologies cross-licensed under the agreement, which also resolved prior patent litigation between the two companies.

We currently own 26 patents relating to various aspects of our system, XM radios and their features, and have numerous other patents pending before the United States Patent and Trademark Office.

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

Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we also have to negotiate royalty arrangements with the copyright owners of the sound recordings. We have reached agreement with the Recording Industry Association of America, through its unincorporated division, SoundExchange, establishing royalty payment arrangements for these performance rights.

The XM Trademark

We believe that XM Radio will be seen as the complement to AM and FM radio. We have registered the trademark “XM” with the United States Patent and Trademark Office in connection with the transmission services offered by our company. Our brand name and logo is generally prominently displayed on the surface of XM radios together with the radio manufacturer’s brand name. This identifies the equipment as being XM Radio-compatible and builds awareness of XM Radio. We intend to maintain our trademark and registration. We are not aware of any material claims of infringement or other challenges to our right to use the “XM” trademark in the United States. We have also registered and intend to maintain trademarks of the names of certain of our channels.

Personnel

As of December 31, 2003, we had 425 employees. In addition, we rely upon a number of consultants, other advisors and outsourced relationships. The extent and timing of any increase in staffing will depend on the availability of qualified personnel and other developments in our business. None of our employees are represented by a labor union, and we believe that our relationship with our employees is good.

RISK FACTORS

Potential investors are urged to read and consider the risk factors relating to an investment in XM Satellite Radio Holdings Inc. contained herein. Before making an investment decision, you should carefully consider these risks as well as other information we include or incorporate by reference in this Annual Report on Form 10-K. The risks and uncertainties we have described are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also affect our business operations.

You could lose money on your investment because we are in the early stages of generating revenues.

Unless we generate significant revenues, we may not be able to operate our business and service our indebtedness and you could lose money on your investment. Our ability to generate revenues and ultimately to become profitable will depend upon several factors, including:

•	whether we can attract and retain enough subscribers to XM Radio;

•	whether our XM Radio system continues to operate at an acceptable level;

•	our ability to maintain or lower the costs of obtaining and retaining subscribers; and

•	whether we compete successfully.

Our aggregate expenditures and losses have been significant and are expected to grow.

As of December 31, 2003, we had incurred capital expenditures of $1.05 billion and aggregate net losses approximating $1.5 billion from our inception through December 31, 2003. We expect our aggregate net losses and negative cash flow to grow as we make payments under our various distribution contracts, incur marketing and subscriber acquisition costs and make interest payments on our outstanding indebtedness. If we are unable ultimately to generate sufficient revenues to become profitable and have positive cash flow, you could lose money on your investment.

Demand for our service may be insufficient for us to become profitable.

Because we offer a new service, we cannot estimate with any certainty the potential consumer demand for such a service or the degree to which we will meet that demand. Among other things, consumer acceptance of XM Radio will depend upon:

•	whether we obtain, produce and market high quality programming consistent with consumers’ tastes;

•	the willingness of consumers, on a mass-market basis, to pay subscription fees to obtain satellite radio service;

•	the cost and availability of XM radios; and

•	the marketing and pricing strategies that we employ and that are employed by our competitors.

If demand for our service does not develop as expected, we may not be able to generate enough revenues to generate positive cash flow or become profitable.

Our inability to retain customers, including those who purchase or lease vehicles that include a subscription to our service, could adversely affect our financial performance.

•

We cannot predict how successful we will be at retaining customers who purchase or lease vehicles that include a subscription to our service as part of the promotion of our product. These customers constitute a growing portion of our subscriber base, but we have limited information on the percentage, or conversion rate, of these customers who will continue to receive and pay for our service beyond the initial promotion period.

•	We experience subscriber turnover, or churn, with respect to our customers as well. Because we have been in commercial operations for a relatively short period of time, we cannot predict the amount of churn we will experience over the longer term.

Our inability to retain customers who purchase or lease new vehicles with our service beyond the promotional period and subscriber turnover could adversely affect our financial performance and results of operations.

Higher than expected subscriber acquisition costs could adversely affect our financial performance.

We are still spending substantial funds on advertising and marketing and in transactions with car and radio manufacturers and other parties to obtain or as part of the expense of attracting new subscribers. Although we have recently been able to reduce our subscriber acquisition cost on a per subscriber basis and cost per gross addition, our ability to achieve cash flow breakeven within the expected timeframe depends on our ability to continue to maintain or lower these costs. If the costs of attracting new subscribers or incentivizing other parties are greater than expected, our financial performance and results of operations could be adversely affected.

Large payment obligations under our distribution agreement with General Motors may prevent us from becoming profitable or from achieving profitability in a timely manner.

We have significant payment obligations under our long-term distribution agreement with General Motors for the installation of XM radios in General Motors vehicles and the distribution of our service to the exclusion of other satellite radio services. These payment obligations, which could total several hundred million dollars over the life of the contract, may prevent us from becoming profitable. A significant portion of these payments are fixed in amount, and we must pay these amounts even if General Motors does not meet performance targets in the contract. Although this agreement is subject to renegotiation in certain limited circumstances, we cannot predict the outcome of any such renegotiation.

We may need additional funding for our business plan and additional financing might not be available.

Although we believe we have sufficient cash and credit facilities available to fund our operations through the date on which we expect our business to generate positive cash flow, we may need additional financing due to future developments or changes in our business plan. In addition, our actual funding requirements could vary materially from our current estimates. If additional financing is needed, we may not be able to raise sufficient funds on favorable terms or at all. If we fail to obtain any necessary financing on a timely basis, a number of adverse effects could occur. We could default on our commitments to creditors or others and may have to seek a purchaser for our business or assets.

Premature degradation or failure of our satellites could damage our business.

If one of our satellites were to fail or suffer performance degradation prematurely and unexpectedly, it likely would affect the quality of our service, interrupt the continuation of our service and harm our business. This harm to our business would continue until we either launched our ground spare satellite or had additional satellites built or launched. In late August 2001, Boeing Satellite Systems, or BSS, advised us of a progressive degradation problem with the solar array output power of Boeing 702 class satellites, including both XM Rock and XM Roll. Since the issue is common to Boeing 702 class satellites, we and the manufacturer are closely watching the progression of the problem, including data from a satellite that has been in orbit longer than either of our two satellites by approximately 15 and 17 months, respectively. With this advance visibility of performance levels, a firm launch commitment for our spare satellite in the fourth quarter of 2004, the ability to provide full service for an extended period of time with XM Rock and XM Roll collocated in one orbital slot and the spare located in the other slot (which would allow partial use of the existing satellites through the first quarter of 2008), firm commitments to build a fourth satellite and provide launch services therefor, and various mitigation actions to extend the full or partial use of the existing satellites, we believe that we will be able to launch additional satellites prior to the time the solar array power problem might cause the broadcast signal strength to fall below minimum acceptable levels. Based on the consistency of the degradation trends (with no substantial improvement to date) and continuing analyses by BSS and us, our management adjusted the estimated useful lives of our in-orbit satellites, with effect from September 2002, to the period running through first quarter 2008 (approximately 6.75 years from launch). There is no assurance that such actions will allow us to maintain adequate broadcast signal strength. Our management will continue to monitor this situation carefully and may re-adjust the estimated useful lives of our in-orbit satellites based on future information.

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

We purchased launch and in-orbit insurance policies from global space insurance underwriters covering XM Rock and XM Roll. Due to the solar array degradation, we have filed a claim for the aggregate sum insured on both satellites ($200 million per satellite) less applicable salvage under our insurance policies. In the third quarter of 2003, our insurance carriers denied our claim and asserted that XM Rock and XM Roll are still performing above insured levels, that the power trend lines are not definitive and that we failed to comply with certain policy provisions regarding material change and other matters. We are continuing our correspondence and meetings with individual and groups of insurers to resolve this matter and will proceed with negotiations, arbitration or litigation as necessary to recover the losses, but we may not prevail in this matter or recover the amounts we are seeking from the insurers.

In addition, any amounts we recover from our insurance may not fully cover our losses. For example, our insurance does not cover the full cost of constructing, launching and insuring two new satellites, nor will it cover and we do not have protection against business interruption, loss of business or similar losses. Also, our insurance contains customary exclusions, salvage value provisions, material change and other conditions that could limit our recovery. Further, any insurance proceeds may not be received on a timely basis in order to launch our spare satellite or construct and launch a replacement satellite. Although we have funds available for the completion and launch of XM-3 and construction of XM-4, if adequate insurance proceeds are not received in a timely manner we may need additional funds to launch XM-4. This may impair our ability to make timely payments on our outstanding notes and other financial obligations.

Competition from Sirius Satellite Radio and traditional and emerging audio entertainment providers could adversely affect our revenues.

In seeking market acceptance, we will encounter competition for both listeners and advertising revenues from many sources, including Sirius Satellite Radio, the other U.S. satellite radio licensee; traditional and, when available, digital AM/FM radio; Internet based audio providers; direct broadcast satellite television audio service; and cable systems that carry audio service. Sirius began commercial operations in the first quarter of 2002 and has announced that it had 261,061 subscribers as of December 31, 2003. Sirius offers certain programming that we do not offer, including exclusive channels for National Hockey League games, National Basketball Association games, National Public Radio, and beginning at the start of the 2004 football season, regular season National Football League games. Sirius, which features 100 channels, offers its service for a monthly charge of $12.95. Sirius radio service is offered as a dealer-installed option on car model brands such as Ford, Lincoln-Mercury, BMW, MINI, Chrysler, Dodge, Jeep, Nissan, Infiniti and Audi and as a factory-installed option on the BMW 5 Series and the Dodge Durango. If Sirius is able to offer a more attractive service or enhanced features, or has stronger marketing or distribution channels, it may gain a competitive advantage over us.

Unlike XM Radio, traditional AM/FM radio already has a well-established and dominant market presence for its services and generally offers free broadcast reception supported by commercial advertising, rather than by a subscription fee. Also, many radio stations offer information programming of a local nature, such as news and sports reports, which XM Radio is not expected to offer as effectively as local radio, or at all. To the extent that consumers place a high value on these features of traditional AM/FM radio, we are at a competitive disadvantage to the dominant providers of audio entertainment services.

iBiquity Digital Corporation, or iBiquity, which develops and licenses digital radio broadcast technology, received FCC approval of technology enabling digital broadcasting in the AM and FM bands in October 2002. In October 2003, iBiquity announced that over 280 radio stations in over 100 markets have licensed its technology and begun digital broadcasting or are in the process of converting to digital broadcasting. To the extent that traditional AM/FM radio stations adopt digital transmission technology such as that offered by iBiquity and to the extent such technology allows signal quality that rivals our own, any competitive advantage that we enjoy over traditional radio because of our digital signal would be lessened. In addition, other technologies in the mobile audio environment could emerge to compete with our service.

We need to obtain rights to programming, which could be more costly than anticipated.

Third-party content is an important part of the marketing of the XM Radio service and obtaining third-party content can be expensive. We may not be able to obtain the third-party content we need at all or within the costs contemplated by our business plan. The significant fees that Sirius Satellite Radio has agreed to pay to the National Football League could make obtaining similar third-party programming more costly for us to obtain. In addition, we are currently in the process of amending certain of our existing third-party programming agreements in connection with the recently announced changes to our channel lineup and there will likely be costs associated with these amendments. We also must negotiate and enter into music programming royalty arrangements with Broadcast Music, Inc., which we refer to as BMI, and in the future will have to re-negotiate our existing arrangements with the American Society of Composers, Authors and Publishers, SESAC, Inc., and the Recording Industry Association of America. We expect to establish license fees with BMI through negotiation, and such royalty arrangements may be more costly than anticipated. As our number of subscribers increases, these royalty fees will increase. Our ability to obtain necessary third-party content at a reasonable cost, complete the amendment of certain programming agreements in connection with the changes to our channel lineup and negotiate royalty arrangements will impact our financial performance and results of operations.

Weaker than expected market and advertiser acceptance of our XM radio service could adversely affect our advertising revenue and results of operations.

Our ability to generate advertising revenues will be directly affected by the number of subscribers to our XM Radio service and the amount of time subscribers spend listening to our talk, entertainment and variety channels or our new traffic and weather service. Our ability to generate advertising revenues will also depend on several factors, including the level and type of market penetration of our service, competition for advertising dollars from other media, and changes in the advertising industry and economy generally. We directly compete for audiences and advertising revenues with Sirius Satellite Radio, the other satellite radio licensee, and traditional AM/FM radio stations, some of which maintain longstanding relationships with advertisers and possess greater resources than we do. Because FCC regulations limit our ability to offer our radio service other than to subscribers on a pay-for-service basis, certain advertisers may be less likely to advertise on our radio service.

The holders of our Series C preferred stock, General Motors and holders of our convertible notes issued in January 2003 have consent rights that may prevent us from engaging in transactions otherwise beneficial to holders of our securities.

Under the terms of our Series C preferred stock, the consent of holders of at least 60% of the Series C preferred stock is required before we can take certain actions, including issuances of additional equity securities and the incurrence of indebtedness under which we must meet financial covenants to avoid default. These requirements could hamper our ability to raise additional funds. The consent of holders of at least 60% of the Series C preferred stock is also required for transactions with affiliates, other than on an arm’s-length basis, and for any merger or sale of our assets. The approval for a merger could make it difficult for a third party to acquire us and thus could depress our stock price. As a result of the closing of our January 2003 financing transactions, holders of our 10% senior secured discount convertible notes now have similar consent rights. Without the consent of greater than 50% of the notes held by the convertible notes investors, we cannot take certain actions, including the:

•	issuance of Class A common stock in an amount that increases the amount outstanding on a fully diluted basis by 20% or more;

•	incurrence of indebtedness with financial or operational covenants;

•	entrance into certain transactions with affiliates; or

•	merger or sale of all or substantially all of our assets.

We cannot assure you that these rights will be exercised in a manner consistent with your best interests.

Our substantial indebtedness could adversely affect our financial health, which could reduce the value of our securities.

As of December 31, 2003, the total accreted value of our indebtedness was $1.1 billion ($781.9 million carrying value). The carrying amount will increase significantly over the next several years as our indebtedness accretes. Most of our indebtedness will mature in 2009 and 2010. However, our substantial indebtedness could have important consequences to you. For example, it could:

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

Failing to comply with those covenants could result in an event of default, which, if not cured or waived, could cause us to have to discontinue operations or seek a purchaser for our business or assets. In addition, the covenants allow us to incur more debt in the future, which could increase our total indebtedness.

The terms of the notes issued in our January 2003 financing transactions may not be favorable to us, our creditors or our stockholders.

Under the terms of the 10% senior secured convertible note due 2009 issued to General Motors’ subsidiary, OnStar Corporation, and the 10% senior secured discount convertible notes due 2009 issued to private investors in January 2003, we are subject to various restrictive covenants, including covenants that limit our ability to pay dividends and make other types of restricted payments and incur indebtedness in particular. These covenants may significantly limit our ability to complete transactions or take other actions that could be in our interests or the interests of our creditors or stockholders.

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

Third parties may assert claims or bring suit against us for patent or other infringement of intellectual property rights. Any such litigation could result in substantial cost to, and diversion of effort by, our company, and adverse findings in any proceeding could subject us to significant liabilities to third parties; require us to seek licenses from third parties; block our ability to operate the XM Radio system or license its technology; or otherwise adversely affect our ability to successfully develop and market the XM Radio system.

Failure to comply with FCC requirements could damage our business.

As an owner of one of two FCC licenses to operate a commercial satellite radio service in the United States, we are subject to FCC rules and regulations, and the terms of our license, which require us to meet certain conditions such as interoperability of our system with the other licensed satellite radio system; coordination of our satellite radio service with radio systems operating in the same range of frequencies in neighboring countries; and coordination of our communications links to our satellites with other systems that operate in the same frequency band. Non-compliance by us with these conditions could result in fines, additional license conditions, license revocation or other detrimental FCC actions. Our recent offering of instant traffic and weather channels that provide continuously updated information for certain local markets may be challenged by terrestrial radio broadcasters who may contend that our FCC license only allows us to provide national programming.

Interference from other users could damage our business.

We may be subject to interference from adjacent radio frequency users, such as RF lighting and ultra-wideband (UWB) technology, if the FCC does not adequately protect us against such interference in its rulemaking process.

The FCC has not issued final rules authorizing terrestrial repeaters.

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

We depend on certain on-air talent and other people with special skills. If we cannot retain these people, our business could suffer.

We employ or independently contract with certain on-air talent who maintain significant loyal audiences in or across various demographic groups. We cannot be certain that our on-air talent will remain with us or will be able to retain their respective audiences. If we lose the services of one or more of these individuals, and fail to attract comparable on-air talent with similar audience loyalty, the attractiveness of our service to subscribers and advertisers could decline, and our business could be adversely affected. We also depend on the continued efforts of our executive officers and key employees, who have specialized technical knowledge regarding our satellite and radio systems and business knowledge regarding the radio industry and subscription services. If we lose the services of one or more of these employees, or fail to attract qualified replacement personnel, it could harm our business and our future prospects.

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

We have issued and outstanding securities exercisable for or convertible into a significant number of our shares of Class A common stock, including securities issued to General Motors, some of which accrue interest which is convertible into Class A common stock or give us the option to make interest or other payments in our Class A common stock or securities convertible into Class A common stock. These existing instruments therefore could lead to a significant increase in the amount of Class A common stock outstanding. As of December 31, 2003, we had outstanding 160,665,194 shares of Class A common stock. On a pro forma basis as of December 31, 2003, if we included the shares issued in connection with the sale of Class A common stock in January 2004, prepaid in full the unvested portion of the $89.0 million 10% Senior Secured Convertible Note due 2009 held by OnStar, and issued all shares issuable upon conversion or exercise of outstanding securities (many of which have a conversion or exercise price significantly above our current market price), we would have had 307,716,262 shares of Class A common stock outstanding on that date. Issuances of a large number of shares could adversely affect the market price of our Class A common stock. Most of the shares of our Class A common stock that are not already publicly-traded, including those held by affiliates, have been registered by us for resale into the public market. The sale into the public market of a large number of privately-issued shares could adversely affect the market price of our Class A common stock and could impair our ability to raise funds in additional stock offerings.

It may be hard for a third party to acquire us, and this could depress our stock price.

We are a Delaware company with unissued preferred stock, the terms of which can be set by our board of directors. Our shareholder rights plan could make it difficult for a third party to acquire us, even if doing so would benefit our securityholders. The rights issued under the plan have certain anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire us in a manner or on terms not approved by our board of directors. The rights should not deter any prospective offeror willing to negotiate in good faith with our board of directors. Nor should the rights interfere with any merger or other business combination approved by our board of directors. However, anti-takeover provisions in Delaware law and the shareholder rights plan could depress our stock price and may result in entrenchment of existing management, regardless of their performance.

ITEM 2.    PROPERTY

We own approximately 150,000 square feet of executive offices, studio and production facilities located at 1500 Eckington Place, N.E., Washington, D.C. 20002. We lease approximately 19,000 square feet of office and technical space in South Florida, 7,109 square feet in New York for studios and offices, approximately 1,500 square feet of space in Georgia as a backup facility and 6,564 square feet of space in Virginia for warehouse facilities. We also lease space for our advertising sales offices in New York, Los Angeles, Chicago, Dallas and San Francisco. We use space in Tennessee for studios. We have also entered into license or lease agreements with regard to our terrestrial repeater system throughout the United States.

ITEM 3.    LEGAL PROCEEDINGS

Except for the FCC proceedings described above under the caption “Business—Regulatory Matters,” we are not a party to any material litigation. In the ordinary course of business, we become aware from time to time of claims or potential claims, or may become party to legal proceedings arising out of various matters, such as contract matters, employment related matters, issues relating to our repeater network, product liability issues, and copyright, patent, trademark or other intellectual property matters. Third parties may bring suit relating to such matters. We cannot predict the outcome of any such claim, potential claim or these lawsuits and legal proceedings with certainty. Nevertheless, we believe that the outcome of any such claim, potential claim or proceeding, of which we are currently aware, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF OUR CLASS A COMMON STOCK

Our Class A common stock has been quoted on The Nasdaq National Market under the symbol “XMSR” since its initial public offering on October 5, 1999 at a price to the public of $12.00 per share. The following table presents, for the period indicated, the high and low sales prices per share of the Class A common stock as reported on The Nasdaq National Market:

	High	Low
2002:
First Quarter	19.200	10.700
Second Quarter	14.700	6.260
Third Quarter	7.700	2.630
Fourth Quarter	4.120	1.660

2003:
First Quarter	6.900	2.400
Second Quarter	13.280	5.560
Third Quarter	16.900	10.020
Fourth Quarter	27.300	15.560

2004:
First Quarter (through March 8, 2004)	29.960	20.550

On March 8, 2004, the reported last sale price of our Class A common stock on The Nasdaq National Market was $ 26.22 per share. As March 8, 2004, there were 1,719 holders of record of our Class A common stock.

DIVIDEND POLICY

We have not declared or paid any dividends on our Class A common stock since our date of inception. Currently, our Series B convertible redeemable preferred stock restricts us from paying dividends on our Class A common stock unless full cumulative dividends have been paid or set aside for payment on all shares of our Series B preferred stock. The terms of our Series C convertible redeemable preferred stock contain similar restrictions. In accordance with its terms, we have paid dividends on the Series B preferred stock in Class A common stock. The Series C preferred stock provides for cumulative dividends payable in cash. As no dividends have been declared on the Series C preferred stock, the value of the cumulative dividends has increased the liquidation preference. The indentures governing our subsidiary XM Satellite Radio Inc.’s senior secured notes restrict XM Satellite Radio Inc. from paying dividends to us, which, in turn, will significantly limit our ability to pay dividends. We do not intend to pay cash dividends on our Class A common stock in the foreseeable future. We anticipate that we will retain any earnings for use in our operations and the expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

From October 1, 2003 through December 31, 2003, Holdings issued 3,833,979 shares of Class A common stock in exchange for $21.1 million carrying value (or $23.2 million fully accreted face value at maturity) of its

7.75% and 10% convertible notes in transactions that were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. Holdings issued 3,329,863 shares of Class A common stock for warrants to purchase 3,342,030 shares of Class A common stock in transactions that were exempt from registration under Section 3(a)(9) of the Securities Act. Holdings also issued 3,020,323 shares of Class A common stock for 20,000 shares of 8.25% Series C convertible redeemable preferred stock and accrued dividends in transactions that were exempt from registration under Section 3(a)(9) of the Securities Act. During 2003, the Company issued approximately 31,200,000 shares of Class A common stock, and eliminated approximately $429 million in future interest, dividends, accretion and principal payments.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

XM Satellite Radio Holdings Inc. and Subsidiaries

In considering the following selected consolidated financial data, you should also read our consolidated financial statements and notes and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statements of operations data for the five-year period ended December 31, 2003 and the consolidated balance sheets data as of December 31, 2003, 2002, 2001, 2000 and 1999 are derived from our consolidated financial statements. These statements have been audited by KPMG LLP, independent certified public accountants.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except subscriber and share amounts)
Consolidated Statements of Operations Data:
Revenue:
Subscriber revenue	$78,275	$16,344	$238	$—	$—
Activation revenue	1,868	484	8	—	—
Equipment revenue	6,692	757	—	—	—
Net ad sales revenue	4,065	2,333	251	—	—
Other revenue	881	263	36	—	—

Total revenue	91,781	20,181	533	—	—
Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	26,440	12,790	1,739	—	—
Customer care & billing	25,945	16,069	5,724	699	—
Cost of equipment	9,797	1,679	—	—	—
Ad sales	3,257	1,870	2,243	1,232	356
Satellite & terrestrial	39,692	44,818	62,641	8,104	1,536
Broadcast & operations	19,712	19,851	21,960	19,570	5,449
Programming & content	23,109	25,379	17,649	4,025	965

Cost of revenue	147,952	122,456	111,956	33,630	8,306
Research & development (excludes depreciation & amortization, shown below)	12,285	10,843	13,689	11,948	6,510
General & administrative (excludes depreciation & amortization, shown below)	27,418	26,448	20,250	17,312	11,534
Marketing (excludes depreciation & amortization, shown below)	200,267	169,165	93,584	13,016	2,829
Impairment of goodwill	—	11,461	—	—	—
Depreciation & amortization	158,317	118,588	42,660	3,573	1,512

Total operating expenses	546,239	458,961	282,139	79,479	30,691

Operating Loss	(454,458)	(438,780)	(281,606)	(79,479)	(30,691)
Other income (expense)
Interest income	3,066	5,111	15,198	27,606	2,915
Interest expense	(110,349)	(63,573)	(18,131)	—	(9,120)
Other income (expense)	(22,794)	2,230	160	—	—

Net loss	(584,535)	(495,012)	(284,379)	(51,873)	(36,896)
8.25% Series B preferred stock dividend requirement	(2,471)	(3,766)	(3,766)	(5,935)	—
8.25% Series C preferred stock dividend requirement	(15,098)	(17,093)	(19,387)	(9,277)	—
Series B preferred stock (deemed dividend)/retirement gain	8,761	—	—	(11,211)	—
Series C preferred stock beneficial conversion feature	—	—	—	(123,042)	—
Series C preferred stock retirement loss	(11,537)	—	—	—	—

Net loss attributable to common stockholders	$(604,880)	$(515,871)	$(307,532)	$(201,338)	$(36,896)

Net loss per share:
Basic and diluted	$(4.83)	$(5.95)	$(5.13)	$(4.15)	$(2.40)

Weighted average shares used in computing net loss per share—basic and diluted	125,176,320	86,735,257	59,920,196	48,508,042	15,344,102

Other data
EBITDA(1)	$(318,935)	$(317,962)	$(238,786)	$(75,906)	$(29,179)
Cash flow from operating activities	$(245,123)	(294,289)	(203,048)	(37,447)	(16,785)
Cash flow from investing activities	$14,621	(7,036)	(221,361)	(559,401)	(234,412)
Cash flow from financing activities	$615,991	151,646	382,003	771,053	301,585
XM subscriptions (end of period)(2)	1,360,228	347,159	27,733	—	—

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$418,307	$42,815	$210,852	$224,903	$120,170
Restricted investments	4,151	29,742	72,759	161,166	—
System under construction	92,577	55,016	55,056	674,796	229,940
Property and equipment, net	709,501	847,936	922,149	50,052	2,551
Goodwill, net	—	—	11,461	12,376	13,294
DARS license and other intangibles, net	149,629	153,732	155,207	151,845	144,504
Total assets	1,526,782	1,160,280	1,456,203	1,293,218	515,189
Total long-term debt, net of current portion	743,254	412,540	411,520	262,665	212
Total liabilities	993,894	567,969	529,552	337,266	30,172
Stockholders’ equity	532,888	592,311	926,651	955,952	485,017

(1)	Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. Consistent with regulatory requirements, EBITDA includes Other Income (Expense). We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Reconciliation of Net Loss to EBITDA:
Net loss as reported	$(584,535)	$(495,012)	$(284,379)	$(51,873)	$(36,896)
Add back non-EBITDA items included in net loss:
Interest income	(3,066)	(5,111)	(15,198)	(27,606)	(2,915)
Interest expense	110,349	63,573	18,131	—	9,120
Depreciation & amortization	158,317	118,588	42,660	3,573	1,512

EBITDA	$(318,935)	$(317,962)	$(238,786)	$(75,906)	$(29,179)

(2)	We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those that are currently in promotional periods paid for by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition and consolidated results of operations. This discussion should be read together with our consolidated financial statements and related notes beginning on page F-1 of this report.

This annual report on Form 10-K is filed by XM Satellite Radio Holdings Inc. (“XM”). XM Satellite Radio Inc. (“Inc.”) is filing separately. The principal differences between the financial condition of XM and Inc., which are not significant in amount, are:

•	the ownership by XM of the corporate headquarters building since August 2001, and the lease of the building from XM by Inc.;

•	the presence at XM of additional indebtedness not guaranteed by Inc.; and

•	the existence of cash balances at XM.

Accordingly, the results of operations for Inc. and its subsidiaries are substantially the same as the results for XM and its subsidiaries discussed above except that Inc. incurs:

•	additional rent, less depreciation and amortization expense and less other income, in each case principally related to Inc.’s rental of its corporate headquarters from XM, which are intercompany transactions that have been eliminated in the XM financial statements;

•	less interest expense principally related to the additional indebtedness at XM; and

•	less interest income because of the additional cash balances at XM.

Overview

Our 2003 highlights include the following:

•	growing the XM business to over 1.3 million subscribers at year end, including over 1 million new subscribers added during the year,

•	the continued introduction of innovative retail products at attractive price points and broad OEM factory-installed penetration across numerous vehicle models,

•	ending 2003 with a recurring subscription revenue run rate of $127 million, and

•	achieving a positive gross margin (calculated as revenues less variable costs, which include revenue share & royalties, customer care & billing, cost of equipment and ad sales) during 2003 while containing our fixed costs and reducing our costs to acquire each new subscriber.

The key metrics we use to monitor our business growth and our operational results are: ending subscribers, Average Monthly Subscription Revenue Per Subscriber (“ARPU”), Subscriber Acquisition Cost (“SAC”), Cost Per Gross Addition (“CPGA”) and EBITDA, presented as follows:

	Years Ended December 31,
	2003	2002
Net Subscriber Additions	1,013,069	319,426
Aftermarket, OEM & Other Subscribers	1,018,963	315,842
Subscribers in OEM Promotional Periods(1)	320,473	31,317
XM Activated Vehicles with Rental Car Companies(2)	20,792	—

Total Ending Subscribers(1)(2)(3)	1,360,228	347,159

Average Monthly Subscription Revenue Per Subscriber(4)	$8.97	$9.43
Average Monthly Subscription Revenue Per Aftermarket, OEM & Other Subscriber(4)	$9.59	$9.54
Average Monthly Subscription Revenue Per Subscriber in OEM Promotional Periods(4)	$6.48	$2.81
Average Monthly Subscription Revenue per XM Activated Vehicle with Rental Car Companies(4)	$5.54	$—

Subscriber Acquisition Costs (SAC)(5)	$75	$116
Cost Per Gross Addition (CPGA)(6)	$137	$425

EBITDA (in thousands)(7)	$(318,935)	$(317,962)

(1)	OEM promotional periods typically range from three months to one year in duration and are paid for by the vehicle manufacturers. At the time of sale, vehicle owners generally receive a 3-month trial subscription and are included in OEM Promotional Subscribers. XM generally receives payment for two months of the 3-month trial subscription from the vehicle manufacturer.
(2)	Rental car activity commenced in late June 2003.
(3)	Ending subscribers—Please see definition and further discussion under Subscriber Count on page 64.
(4)	Average Monthly Subscription Revenue per Subscriber—Please see definition and further discussion under Average Monthly Subscription Revenue Per Subscriber on page 42.
(5)	SAC—Please see definition and further discussion under Subscriber Acquisition Costs on page 45.
(6)	CPGA—Please see definition and further discussion under Cost Per Gross Addition on page 45.
(7)	EBITDA—Please see definition and further discussion under EBITDA on page 39.

We raised $2.6 billion of equity and debt net proceeds from inception through January 2004 from investors and strategic partners to fund our operations. In 2003, we raised net proceeds of $601 million. This includes $206 million of net funds raised in the January 2003 financing transactions, $179 million of net funds raised in June 2003 (including $10 million raised in July 2003 from the exercise of an over-allotment option), $150 million of net funds raised in September 2003, and $66 million of net funds raised through the Direct Stock Purchase Program in 2003. In January 2004, we also raised $177 million of net funds. The January 2003 financing transactions also included $250 million of payment deferrals and a line of credit. The proceeds received have been used to acquire our DARS license, make required payments for our system, including the satellites, terrestrial repeater system, and ground networks, and for working capital and operating expenses. Provided that we meet the revenue, expense and cash flow projections of our business plan, we expect to be fully funded with no need to raise additional financing to continue operations.

From January 1, 2003 to December 31, 2003, we eliminated $245.9 million carrying value of indebtedness, or approximately $280.7 million face value at maturity, through the issuance of 31.2 million shares of Class A common stock and $17 million of cash. These transactions also eliminated approximately $429 million in future interest, dividends, accretion and principal payments as well as 32 million shares of incremental dilution.

We will continue to incur operating losses until we substantially increase the number of our subscribers and develop a stream of cash flow sufficient to cover operating costs. We are focused on managing growth and containing costs while increasing subscribers and scaling processes. We also have significant outstanding contracts and commercial commitments that need to be paid in cash or through credit facilities over the next several years, including to fund subsidies and distribution costs, particularly under our arrangement with General Motors, programming costs, repayment of long-term debt, lease payments and service payments, as further described below under the heading “Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments.” Our ability to become profitable also depends upon other factors identified below under the heading “Liquidity and Capital Resources—Future Operating and Capital Resource Requirements.”

Inc. was incorporated in Delaware in 1992 and XM became a holding company in early 1997. We emerged from the development stage in the fourth quarter of 2001, following the commencement of our service in two test markets on September 25, 2001 and nationwide launch on November 12, 2001. Accordingly, the results for the years ended December 31, 2002 and 2001 reflect limited commercial operations and the direct comparison of the results of operations for the years ended December 31, 2003, and 2002 and for the years ended December 31, 2002 and 2001 may not be meaningful with respect to revenue and various other line items.

Results of Operations

To explain our performance, we discuss our results of operations using the following revenue and expense categories that reflect the drivers of the business.

Subscription Revenue

Subscription includes fees from basic and premium service net of subscription-related promotions.

Activation Revenue

Activation includes amortization of subscription activation fees over the estimated average life of a subscriber.

Equipment Revenue

Equipment includes revenue from XM’s direct sales of radios and other related equipment.

Net Ad Sales Revenue

Net Ad Sales includes revenue from sales of advertisements and programming sponsorships to advertisers on the XM radio network, net of agency commissions.

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

Marketing

Marketing includes: Retention & Support, which are those indirect costs, primarily labor, that are not associated with gaining a subscriber and are not expected to fluctuate directly with changes in revenue and/or subscribers; Subsidies & Distribution, which includes commissions to radio manufacturers and distribution partners that are based on the number of radios or vehicles manufactured or the number of new subscribers added in the period; Marketing, which are those discretionary costs including advertising, media and events, as well as marketing materials for retail and automotive dealer points of presence. Amortization of the GM Liability includes the straight-line accounting treatment of the fixed obligation to General Motors. We consider subscriber acquisition costs (SAC) to include radio manufacturer subsidies, certain sales, activation and installation commissions, and hardware-related promotions. These costs are reported in subsidies & distribution on the consolidated statement of operations. Subscriber acquisition costs also include the negative margins on equipment sales. (Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and distributors and the amortization of the GM liability). We consider Cost Per Gross Addition (CPGA) to include the amounts in SAC, as well as advertising, media and marketing expenses except for retention and support and the amortization of the GM liability.

EBITDA

Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. Consistent with regulatory requirements, EBITDA includes Other Income (Expense). We believe EDITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

	2003	2002	2001
	(In thousands, except share amounts)
Revenue:
Subscription	$78,275	$16,344	$238
Activation	1,868	484	8
Equipment	6,692	757	—
Net ad sales	4,065	2,333	251
Other	881	263	36

Total revenue	91,781	20,181	533

Operating expenses
Cost of revenue (excludes depreciation and amortization, shown below):
Revenue share & royalties	26,440	12,790	1,739
Customer care & billing	25,945	16,069	5,724
Cost of equipment	9,797	1,679	—
Ad sales	3,257	1,870	2,243
Satellite & terrestrial	39,692	44,818	62,641
Broadcast & operations:
Broadcast	7,689	7,745	6,155
Operations	12,023	12,106	15,805

Total broadcast & operations	19,712	19,851	21,960
Programming & content	23,109	25,379	17,649

Total cost of revenue	147,952	122,456	111,956
Research & development (excludes depreciation and amortization, shown below):	12,285	10,843	13,689
General & administrative (excludes depreciation and amortization, shown below)	27,418	26,448	20,250
Marketing (excludes depreciation and amortization, shown below):
Retention & support	7,873	9,857	8,445
Subsidies & distribution	92,521	54,086	9,217
Advertising & marketing	64,309	91,624	75,483

Marketing	164,703	155,567	93,145
Amortization of GM liability	35,564	13,598	439

Total marketing	200,267	169,165	93,584
Impairment of goodwill	—	11,461	—
Depreciation & amortization	158,317	118,588	42,660

Total operating expenses	546,239	458,961	282,139

Operating loss	(454,458)	(438,780)	(281,606)
Interest income	3,066	5,111	15,198
Interest expense	(110,349)	(63,573)	(18,131)
Other income (expense)	(22,794)	2,230	160

Net loss	(584,535)	(495,012)	(284,379)
8.25% Series B and C preferred stock dividend requirement	(17,569)	(20,859)	(23,153)
Series B preferred stock retirement gain	8,761	—	—
Series C preferred stock retirement loss	(11,537)	—	—

Net loss attributable to common stockholders	$(604,880)	$(515,871)	$(307,532)

Basic and diluted net loss per share	$(4.83)	$(5.95)	$(5.13)

Weighted average shares used in computing net loss per share—basic and diluted	125,176,320	86,735,257	59,920,196

EBITDA(1)	$(318,935)	$(317,962)	$(238,786)

XM subscriptions (end of period)(2)	1,360,228	347,159	27,733

(1)

Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. Consistent with regulatory requirements, EBITDA includes Other Income (Expense). We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

	2003	2002	2001
	(In thousands)

Reconciliation of net loss to EBITDA:
Net loss as reported	$(584,535)	$(495,012)	$(284,379)

Add back non-EBITDA items included in net loss:
Interest income	$(3,066)	$(5,111)	(15,198)
Interest expense	110,349	63,573	18,131
Depreciation and amortization	158,317	118,588	42,660

EBITDA	$(318,935)	$(317,962)	$(238,786)

(2)	We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those that are currently in promotional periods paid for by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers.

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

XM Satellite Radio Holdings Inc. and Subsidiaries

Revenue

Revenue.    Our revenue consists of subscription fees, activation charges, limited direct sales of radios, advertising sales, and revenue earned from royalties and invoice fees. In 2003, we recognized $91.8 million in total revenue, compared to $20.2 million in 2002, an increase of $71.6 million. During 2003, subscription revenue comprised over 85% of our total revenues.

Subscribers.    As of December 31, 2003, we had 1,360,228 subscribers, compared to 347,159 at December 31, 2002, an increase of 1,013,069 subscribers. Our subscribers include 1,018,963 self-paying subscribers, 320,473 subscribers in OEM promotional periods (typically ranging from three months to one-year in duration) paid for by the vehicle manufacturers and 20,792 XM activated vehicles with rental car companies. At the time of sale, vehicle owners generally receive a 3-month trial subscription and are included in OEM promotional subscribers. XM generally receives two months of the 3-month trial subscription from the vehicle manufacturer. The number of subscribers electing to continue with the XM service beyond the initial OEM promotional period, the conversion rate, has ranged from 65%—80% through the end of 2003 and averaged approximately 74% for 2003. Beginning in late September 2003, we began an interim auto activation program whereby XM-enabled radios in new vehicles manufactured by General Motors and Honda are automatically activated to receive the XM service as a subscriber at the time of the sale to the vehicle purchaser. In March 2004, we began a fully automated factory activation program whereby XM-enabled radios in new vehicles manufactured by General Motors are activated to receive the XM service at the time of manufacture. These vehicles are not included in our subscriber count until the vehicle is sold to a customer who becomes an OEM promotional subscriber. The fully automated factory activation program was initiated to streamline the process for activating the XM service in vehicles that previously required the auto manufacturers’ dealers to contact our listener care center. The fully automated factory activation program also provides activated radios on the dealer lots for test drives. In addition, GM will now provide standard on the window sticker 3 months free of XM service with every XM-enabled vehicle. We cannot predict how the change to this auto activation program will impact our overall conversion rate. However, we expect that the implementation of the fully automated factory activation program will increase the number of subscribers provided by our OEM distribution channel, but will result in a decline in our overall conversion rate due to a larger number of cars activated for trial service. Our subscribers also include 20,792 XM activated vehicles with rental car companies. For the initial model year 2003 XM-enabled rental vehicles, XM receives payments based on the use of XM service. Customers are charged $2.99 per day per vehicle for use of the XM service, on which XM receives a revenue share. For subsequent model year 2004 and later vehicles, XM receives $10 per subscription per month. Additionally, 100,872 family plan subscriptions at a multi-unit rate of $6.99 per radio per month are included in our total subscriber count. We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods paid for by vehicle manufacturers, as well as XM activated vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers.

Subscription Revenue.    Subscription revenue was $78.3 million during 2003 compared to $16.3 million in 2002, an increase of $62.0 million. Subscription revenue consists primarily of our monthly subscription fees charged to consumers, commercial establishments and fleets, which are recognized as the service is provided. Revenues received from vehicle manufacturers for promotional service programs are included in subscription revenue. At the time of sale, vehicle owners generally receive a three-month trial subscription and are included in OEM promotional subscribers. Beginning in 2004, a standard promotion of 3 months free will be placed on the window sticker of all XM-enabled GM vehicles. We generally receive payment for two months of the three-month trial subscription period from the vehicle manufacturer. For 2003, subscription revenue included $8.5 million from related parties for subscription fees paid under certain promotional agreements, compared with $184,000 in 2002. Subscription revenue also includes revenues from a premium service. Our subscriber arrangements are cancelable without penalty. Promotions and discounts are treated as a reduction to revenue during the period of the promotion. Sales incentives, consisting of rebates to subscribers, offset revenue. Discounts on equipment sold with service are allocated to equipment and service based on relative fair value.

Average Monthly Subscription Revenue Per Subscriber.    Average monthly subscription revenue per subscriber (ARPU) was approximately $8.97 during 2003 and $9.43 during 2002. ARPU from our aftermarket, OEM and other subscribers was $9.59 during 2003, compared to $9.54 during 2002. The difference from our retail rate of $9.99 is due primarily to multi-year prepayment plan and family plan discounts. ARPU from our OEM promotional subscribers was $6.48 during 2003, compared to $2.81 during 2002. The OEM promotional programs began in November 2002. ARPU from our rental car fleet subscribers was $5.54 during 2003. ARPU from our family plan subscribers was $6.91 during 2003. Average monthly subscription revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates) divided by the monthly weighted average number of subscribers for the period reported. Average monthly revenue per subscriber is a measure of operational performance and not a measure of financial performance under generally accepted accounting principles. Average monthly revenue per subscriber will fluctuate based on promotions implemented in 2004, as well as the adoption rate of multiyear prepayment plans, multitradio discount plans (such as the family plan), premium and data services.

Activation Revenue.    Activation revenue is comprised of one-time activation charges billed to customers. Activation fees are non-refundable, and are recognized on a pro-rata basis over the estimated 40-month life of the subscriber relationship. We expect this estimate to be further refined in the future as additional historical data becomes available. During 2003, we recognized $1.9 million in activation revenue compared to $0.5 million in 2002, an increase of $1.4 million due to an increase in subscribers. The growth in activation revenue will be impacted by the amount of discounts given as a result of the competitive environment.

Equipment Revenue.    Equipment revenue is comprised of revenues from any direct sales of radios. Through December 31, 2003, the direct sales of radios have generally been for promotional purposes. During 2003, we recognized $6.7 million in equipment revenue compared to $0.8 million during 2002. For 2003, equipment revenue included $3.0 million from direct sales of radios to related parties compared with $72,000 in 2002. We expect revenue from the sale of equipment to increase proportionately with the increase in direct sales of equipment by XM.

Net Ad Sales Revenue.    Advertising revenue consists of sales of advertisements and program sponsorships on the XM network to advertisers that are recognized in the period in which they are broadcast. Advertising revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Advertising revenue is presented net of agency commissions in the results of operations, which is consistent with industry practice. In 2003, we recognized $4.1 million in net advertising revenue compared to $2.3 million during 2002. These amounts are net of agency commissions, which were $486,000 during 2003, compared to $350,000 during 2002. The increase in net advertising revenue is due primarily to increased demand for advertising on the XM network that results from our subscriber growth, listenership and audience reach. During 2003, we recognized $1.1 million in advertising barter revenue compared to $0.3 million during 2002. For 2003, advertising revenue included $512,000 from sales of advertisements to related parties compared with $0 in 2002. We expect advertising revenue to increase during 2004 due to increased demand for advertising on the XM network resulting from our subscriber growth, listenership, and audience reach. In March 2004, we will launch our Instant Traffic & Weather channels. Advertising sales on these channels is expected to offset the forgone revenue from the implementation of our 100% commercial-free music format that began February 1, 2004.

Other Revenue.    Other revenue earned during 2003 consists of processing fees charged to invoiced subscribers, royalty revenue from certain tuners manufactured, and other revenue. We recognized $0.9 million of other revenue during 2003 compared with $0.3 million during 2002. We expect other revenue to increase during 2004.

Operating Expenses

Total Operating Expenses.    Total operating expenses were $546.2 million for 2003 compared to $459.0 million in 2002, an increase of $87.2 million or 19%. The increase was due primarily to an increase in cost of revenue of $25.5 million attributable to increased sales, an increase in marketing expenses of $31.1 million due to increased distribution expenses as a result of the growth in subscribers and an increase in depreciation and amortization of $39.7 million resulting from a reduction in the useful life of our satellites in third quarter of 2002, offset in part by an impairment charge of $11.5 million relating to goodwill recognized in 2002.

Cost of Revenue.    Cost of revenue includes revenue share & royalties, customer care & billing costs, costs of radios associated with direct sales of radios, costs directly associated with sales of advertising, satellite & terrestrial operating costs, as well as costs related to broadcast & operations and programming & content. These combined costs were $148.0 million for 2003, up from $122.5 million in 2002, an increase of $25.5 million or 21%.

Revenue Share & Royalties.    Revenue share & royalties includes performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM, and royalties paid to radio technology providers and revenue share payments to manufacturing and distribution partners and content providers. These costs were $26.4 million in 2003 compared to $12.8 million in 2002. This increase of $13.6 million was a result of our growth in subscriber base and revenues along with completion of negotiations for performance rights royalties. We expect these total costs to increase during 2004 as subscriber growth continues but to decrease slightly as a percentage of total revenue.

Customer Care & Billing.    Customer care & billing operations expense includes expenses from outsourced customer care functions as well as internal IT costs associated with front office applications. These expenses were $25.9 million during 2003, compared with $16.1 million during 2002, an increase of $9.8 million. This increase resulted from the increase in subscribers. We expect customer care & billing operations expense in total to increase during 2004 as we continue to add subscribers, but we expect the average cost per subscriber to decrease.

Cost of Equipment.    During 2003, we incurred $9.8 million relating to promotional radios and radio kits that we sold directly to subscribers, compared to $1.7 million in 2002. We expect the cost of equipment to increase during 2004 as we increase direct sales of equipment.

Ad Sales.    Ad sales expense was $3.3 million in 2003 compared to $1.9 million in 2002, an increase of $1.4 million or 74%. The increase in ad sales expense is due primarily to an increase in staffing and marketing costs to support ad sales growth. We expect ad sales costs to increase in 2004 in support of advertising revenue growth.

Satellite & Terrestrial.    Satellite & terrestrial includes: telemetry, tracking and control of our two satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and lease payments. These expenses were $39.7 million in 2003, compared with $44.8 million in 2002, a decrease of $5.1 million or 11%. The decrease primarily resulted from previously accrued performance incentives payable to Boeing relating to XM Rock and XM Roll that were reversed in 2003 as a result of the December 2003 amendment of our contract with Boeing, which removed this obligation. We expect system operating costs in 2004 to be in line with the costs incurred in 2003.

Broadcast & Operations

Broadcast.    Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content. The advertising trafficking (scheduling and insertion) functions are also included. Broadcast costs were $7.7 million for 2003, compared to $7.7 million in 2002. Broadcast costs are expected to increase with enhancements to and maintenance of the broadcast systems infrastructure.

Operations.    Operations, which includes facilities and back office information technology expense, was $12.0 million in 2003, compared with $12.1 million in 2002, a decrease of $0.1 million. These costs are expected to remain stable in 2004.

Programming & Content.    Programming & content includes the creative and production costs associated with our 101 channels of XM-original and third party content. This includes costs of programming staff and fixed payments for third party content. Programming & content expense was $23.1 million during 2003, compared with $25.4 million during 2002, a decrease of $2.3 million or 9%. The decrease is due primarily to decreases in payroll and payroll related costs from a reduction in headcount which occurred in November 2002 and lower fixed payments to certain content providers as a result of contract renegotiations. These costs are expected to increase in 2004 as we make changes to our channel line-up and enhance our programming. In 2004, we expect to launch 20 instant traffic and weather channels, each dedicated to the traffic and weather of a specific market.

Research & Development.    Research & development includes the costs of new product development, chipset design, and engineering. These combined expenses were $12.3 million in 2003, compared with $10.8 million in 2002, an increase of $1.5 million or 14%. The increase in research and development expense resulted from the development of four new products, XM PCR, Delphi XM Roady, XM Commander and XM Direct, brought to market in 2003, as well as the commencement of activities under the joint development agreement with Sirius Radio. Research and development expenses will continue to increase in 2004 as we accelerate the development of future telematics applications and new products, including interoperable radios.

General & Administrative.    General & administrative expense was $27.4 million during 2003, compared with $26.4 million during 2002, an increase of $1.0 million or 4%. The increase in general & administrative expense primarily resulted from an increase in director and officer insurance premiums, and an increase in non-cash stock-based compensation charges, offset in part by a decrease in costs incurred for professional services. We expect general and administrative expense to increase slightly during 2004.

Marketing.    Marketing includes the costs of retention & support, subsidies & distribution, advertising & marketing, and amortization of our liability to GM. These combined costs were $200.3 million for 2003, compared to $169.2 million in 2002, an increase of $31.1 million, or 18%. Marketing expense increased primarily due to increases in subsidies & distribution of $38.4 million and amortization of GM liability of $22.0 million, offset in part by decreases in retention and support of $2.0 million and advertising and marketing of $27.3 million.

Retention & Support.    Personnel-related expenses comprise the majority of retention and support. In 2003, these costs were $7.9 million compared to $9.9 million in 2002, a decrease of $2.0 million or 20%, primarily due to a reduction in staffing levels, and a decrease in non-cash stock compensation expense resulting from the reversal of an accrual relating to the Sony warrants. In September 2003, it was evident that Sony did not achieve the minimum performance target required for the vesting of its warrants. Therefore, the non-cash compensation charges of $0.4 million recorded in prior years in relation to these warrants were reversed in 2003.

Subsidies & Distribution.    We currently provide incentives and subsidies for the manufacture, purchase, installation and activation of XM radios to attract and retain our manufacturing and distribution partners. Our subsidy and distribution costs are significant and totaled approximately $92.5 million during 2003, compared with $54.1 million during 2002, an increase of $38.4 million or 71%. This increase is due primarily to the increase in subscribers, new activations, and GM vehicles equipped with XM radios, offset in part by a decrease in manufacturing subsidies resulting from changes in the subsidy timing and lower subsidy rates. Subsidy and distribution expense will increase as the number of XM radios that are manufactured, installed and activated increase; however, we expect the cost per new subscriber to decrease.

Subscriber Acquisition Costs.    We consider subscriber acquisition costs to include radio manufacturer subsidies, certain sales, activation and installation commissions, and hardware-related promotions. These costs are reported in Subsidies & Distribution. The negative margins from equipment sales are also included in subscriber acquisition costs. Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and distributors and certain guaranteed payments to General Motors. During the years ended December 31, 2003, and 2002, we incurred expenses of $88.8 million, and $54.1 million, respectively, related to subscriber acquisition costs. Our average subscriber acquisition cost was $75 and $116 during 2003 and 2002, respectively. The decline in SAC for 2003 as compared to 2002 is due primarily to the decline in manufacturer subsidies. We expect SAC to decline in 2004.

Advertising & Marketing.    Activities comprising these expenses include media, advertising, events and direct marketing programs. Advertising & marketing costs were $64.3 million during 2003, compared with $91.6 million during 2002, a decrease of $27.3 million or 30%. The decrease is due primarily to our decreased purchase of consumer advertising media. We expect these expenses to increase during 2004.

Cost Per Gross Addition.    We consider CPGA to include the amounts in SAC, as well as advertising, media and other discretionary marketing expenses. In our financial statements, SAC costs are captured in Subsidies & Distribution and the negative margins from equipment sales, while CPGA costs are primarily captured by the combination of Subsidies & Distribution, Advertising & Marketing, plus the negative margins from equipment sales. CPGA does not include marketing staff (included in Retention & Support) or the amortization of the GM guaranteed payments (included in Amortization of GM Liability). During the years ended December 31, 2003, and 2002, we incurred CPGA expenses of $159.9 million, and $145.5 million, respectively. CPGA for 2003 and 2002 was $137 and $425, respectively. The decline in CPGA for 2003 as compared to 2002 is due to the combined impacts of the declines in manufacturer subsidies, discretionary advertising and marketing expenses and an increase in the number of activations. We expect CPGA to decline in 2004.

Amortization of GM Liability.    These costs include the amortization of annual fixed guaranteed payment commitments to General Motors, aggregating to $439 million, under our long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. Amortization of the GM liability was $35.6 million for 2003, compared with $13.6 million for 2002. The distribution agreement was amended in June 2002 and then again in January 2003, as described under the captions “Liquidity and Capital Resources—Capital Resources and Financing.” As a result of the January 2003 amendment and GM’s current roll out plans, commencing in February 2003 we began recognizing the fixed payments, which approximate $397.3 million, on a straight-line basis through September 2013. In January 2003, we expensed the pro rata portion of the fixed payment that was based on the June 2002 amendment to the agreement. We expect these expenses to increase to $37.3 million in 2004 and to remain at $37.3 million per annum through September 2013.

Impairment of Goodwill.    We recognized an impairment charge of $11.5 million during the fourth quarter of 2002.

Depreciation & Amortization.    Depreciation & amortization expense was $158.3 million during 2003, compared with $118.6 million during 2002, an increase of $39.7 million or 33%. The increase in depreciation and amortization expense primarily resulted from the reduction in the useful lives of our in-orbit satellites from 17.5 years to 6.75 years during the third quarter of 2002 due to a solar array output power anomaly.

Interest Income.    Interest income was $3.1 million during 2003, compared with $5.1 million during 2002, a decrease of $2.0 million or 39%. The decrease was the result of lower yields on our investments due to market conditions as well as lower average balances of cash and cash equivalents in 2003.

Interest Expense.    We recorded interest expense of $110.3 million and $63.6 million during 2003 and 2002, respectively. The increase in interest expense is due to an increase in debt outstanding from the January 2003 and June 2003 financing transactions, as well as a charge of $7.2 million to interest expense attributable to the beneficial conversion feature on the exchange of $24.0 million carrying value of our 10% senior secured discount convertible notes due 2009 into 8,072,081 shares of Class A common stock.

Other Income (Expense), net.    Other income (expense), net was $(22.8) million during 2003, compared with $2.2 million during 2002, a decrease of $25.0 million. The expense during 2003 resulted primarily from losses of $24.7 million from the retirement of debt with a carrying value including accrued interest of $125.2 million, offset in part by income from rental of office space in our corporate headquarters to third parties. Other income (expense), net for 2002 consists primarily of income from rental of office space in our corporate headquarters to third parties.

Net Loss.    Net loss for 2003 was $584.5 million, compared with $495.0 million for 2002, an increase of $89.5 million or 18%. The increase primarily reflects the losses recorded in other expense from our deleveraging transactions, increases in interest expense and increases in operating expenses, primarily depreciation and amortization expense, offset in part by the growth in our revenue.

EBITDA.    Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA during 2003 was $(318.9) million, compared with $(318.0) million during 2002. Included in the 2003 EBITDA are losses of $24.7 million recorded from the deleveraging transactions. Consistent with regulatory requirements, EBITDA includes Other Income (Expense). We believe EDITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. The reconciliation of net loss to EBITDA is as follows (in thousands):

	Year Ended December 31,
	2003	2002
Net loss as reported	$(584,535)	$(495,012)
Add back non-EBITDA items included in net loss:
Interest income	(3,066)	(5,111)
Interest expense	110,349	63,573
Depreciation & amortization	158,317	118,588

EBITDA	$(318,935)	$(317,962)

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

XM Satellite Radio Holdings Inc. and Subsidiaries

Revenue

Revenue.    Our revenue consists of subscription fees, activation charges, limited direct sales of radios, advertising sales, and revenue earned from royalties. In 2002, we recognized $20.2 million in total revenue, compared to $0.5 million in 2001, an increase of $19.7 million. During 2002, subscription revenue comprised approximately 81% of our total revenues.

Subscribers.    As of December 31, 2002, we had 347,159 subscribers, compared to 27,733 at December 31, 2001, an increase of 319,426 subscribers. Our subscribers at December 31, 2002 included 31,317 subscribers in OEM promotional periods. We began offering OEM promotional programs in November 2002. We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods, as well as XM activated vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers.

Subscription Revenue.    Subscription revenue was $16.3 million during 2002 compared to $0.2 million during 2001, an increase of $16.1 million. Subscription revenue consists primarily of our monthly subscription fees charged to consumers, commercial establishments and fleets, which are recognized as the service is provided. Revenues received from vehicle manufacturers for promotional service programs are included in subscription revenue. For 2002, subscription revenue included $184,000 from related parties for subscription fees paid under certain promotional agreements. Subscription revenue also includes revenues from a premium service. Our subscriber arrangements are cancelable, without penalty. Promotions and discounts are treated as a reduction to revenue during the period of the promotion. Sales incentives, consisting of rebates to subscribers, offset revenue.

Average Monthly Subscription Revenue Per Subscriber.    Average monthly subscription revenue per subscriber (ARPU) was approximately $9.43 during 2002, and $8.57 during 2001. In 2002, ARPU from our aftermarket, OEM and other subscribers was $9.54. In 2001, we had just launched commercial operations and essentially all of our subscribers were aftermarket, OEM and other subscribers. Average monthly subscription revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates) divided by the monthly weighted average number of ending subscribers for the period reported. We made two changes to our calculation of ARPU at the end of 2002 in an effort to provide a metric that we feel is more reflective of our earned recurring monthly subscription revenue. First, we no longer include earned activation revenue as part of the ARPU calculation. We also refined our methodology to calculate ARPU using a denominator of monthly weighted average customers rather than our previous approach of daily weighted average customers to be consistent with how we manage our business. Average monthly revenue per subscriber is a measure of operational performance and not a measure of financial performance under generally accepted accounting principles.

Activation Revenue.    Activation revenue is comprised of one-time activation charges billed to customers. Activation fees are non-refundable, and are recognized on a pro-rata basis over the estimated 40-month life of the subscriber relationship. During 2002, we recognized $484,000 in activation revenue compared to $8,000 during 2001, an increase of $476,000 due to an increase in subscribers.

Equipment Revenue.    Equipment revenue is comprised of revenues from any direct sales of radios. Through December 31, 2002, the direct sales of radios have generally been for promotional purposes. During 2002, we recognized $757,000 in equipment revenue compared to $0 million during 2001. For 2002, equipment revenue included $72,000 from direct sales of radios to related parties.

Net Ad Sales Revenue.    Advertising revenue consists of sales of advertisements and program sponsorships on the XM network to advertisers that are recognized in the period in which they are broadcast. Advertising revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Advertising revenue is presented net of agency commissions in the consolidated statements of operations, which is consistent with industry practice. During 2002, we recognized $2.3 million in net advertising revenue compared to $251,000 during 2001. These amounts are net of agency commissions, which were $350,000 during 2002, compared to $43,000 during 2001. The increase in net advertising revenue is due primarily to increased demand for advertising on the XM network that results from our subscriber growth, listenership and audience reach. During 2002, we recognized $330,000 in advertising barter revenue compared to $0 during 2001.

Other Revenue.    Other revenue earned during 2002 consisted of royalty revenue from certain tuners manufactured during 2002, and other broadcast revenue. We recognized $263,000 of other revenue during 2002 compared with $36,000 during 2001.

Operating Expenses

Total Operating Expenses.    Total operating expenses were $459.0 million for 2002 compared to $282.1 million in 2001, an increase of $176.9 million or 63%. The increase was primarily a result of a full year of operations in 2002.

Cost of Revenue.    Cost of revenue includes revenue share & royalties, customer care & billing costs, costs of radios associated with radio sales, costs directly associated with sales of advertising, satellite & terrestrial operating costs, as well as costs related to broadcast & operations and programming & content. These combined costs were $122.5 million for 2002, up from $112.0 million in 2001, an increase of $10.5 million or 9%.

Revenue Share & Royalties.    Revenue share & royalties includes performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM and royalties paid to radio technology providers and revenue share payments to manufacturing and distribution partners and content providers. These costs were $12.8 million in 2002 compared to $1.7 million in 2001. This increase of $11.1 million was a result of our growth in subscriber base and revenues along with completion of negotiations for performance rights royalties.

Customer Care & Billing.    Customer care & billing operations expense includes expenses from outsourced customer care functions as well as internal IT costs associated with front office applications. These expenses were $16.1 million during 2002, compared with $5.7 million during 2001, an increase of $10.4 million. This increase resulted from a full year of commercial operations and increase in subscribers.

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

Operations.    Operations, which includes facilities and information technology expense, was $12.1 million in 2002, compared with $15.8 million in 2001, a decrease of $3.7 million or 23%. The decrease in operations expense in 2002 is attributed to a decrease in rent expense which was a direct result of the purchase of our corporate headquarters in the third quarter of 2001 and a decrease in costs incurred for professional services related to information technology as a result of a decreased need for post-implementation support.

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

General & Administrative.    General & administrative expense was $26.4 million during 2002, compared with $20.3 million during 2001, an increase of $6.1 million or 30%. The increase in general & administrative expense primarily resulted from increased director and officer insurance premiums in the fourth quarter, and costs incurred in 2002 for the 2003 bond exchange transaction.

Marketing.    Marketing includes the costs of retention & support, subsidies & distribution, advertising & marketing, and amortization of our liability to GM. These combined costs were $169.2 million for 2002, compared to $93.6 million in 2001, an increase of $75.6 million, or 81%. Marketing expense increased due to increases in subsidies & distribution of $44.9 million, advertising & marketing of $16.1 million, amortization of GM liability of $13.2 million, and retention and support of $1.4 million.

Retention & Support.    Personnel related expenses comprise the majority of retention and support. In 2002, these costs were $9.9 million compared to $8.4 million in 2001, an increase of $1.5 million or 18%.

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

Subscriber Acquisition Costs.    We consider subscriber acquisition costs to include radio manufacturer subsidies, sales, activation and installation commissions, and hardware-related promotions. These costs are reported in Subsidies & Distribution. The negative margins from equipment are also included in subscriber acquisition costs. Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and distributors and guaranteed payments to General Motors. During the years ended December 31, 2002, and 2001, we incurred expenses of $54.1 million, and $9.2 million, respectively, related to subscriber acquisition costs. Our average subscriber acquisition cost was $116 during 2002.

Advertising & Marketing.    Activities comprising these expenses include media, advertising, events and direct marketing programs. Advertising & marketing costs were $91.6 million in 2002 compared with $75.5 million in 2001, an increase of $16.1 million or 21% as a result of a full year of operations in 2002.

Cost Per Gross Addition.    We consider CPGA to include the amounts in SAC, as well as advertising, media and other discretionary marketing expenses. In our financial statements, SAC costs are captured in Subsidies & Distribution and the negative margins from equipment sales, while CPGA costs are captured by the combination of Subsidies & Distribution, Advertising & Marketing, plus the negative margins from equipment sales. CPGA does not include marketing staff (included in Retention & Support) or the amortization of the GM guaranteed payments (included in Amortization of GM Liability). During the years ended December 31, 2002, and 2001, we incurred expenses of $145.5 million, and $84.0 million, respectively. CPGA for the full year 2002 was $425. Due to our launch late in 2001 and significant pre-operations costs recorded, CPGA figures for 2001 and prior are not meaningful.

Amortization of GM Liability.    These costs include the amortization of annual fixed guaranteed payment commitments to General Motors, aggregating to $439 million, under our long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. In 2001 we expensed $439,000, the annual fixed payment for that year. We amended the agreement in June 2002, and following the amendment began amortizing the annual fixed payments due through November 2005, which approximated $63.6 million, on a straight-line basis. We expensed $13.6 million for 2002, reflecting a pro rata portion of the 2002 fixed annual payment for the period from January 2002 through June 2002 and the straight-line portion of the $63.6 million for the remainder of 2002. The distribution agreement was amended again in January 2003. As a result of the January 2003 amendment and GM’s current roll out plans, commencing in February 2003 we are recognizing the guaranteed payments due under the long-term distribution agreement, which approximate $397.3 million, on a straight-line basis through September 2013, the remaining term of the agreement.

Impairment of Goodwill.    We recognized an impairment charge of $11.5 million during the fourth quarter of 2002 in accordance with the provisions of SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 required that we perform an assessment of the fair value of our reporting unit and compare it to the carrying value of the reporting unit. As a result of the value of our stock and other securities being impacted by negative trends in the capital markets during 2002, our market capitalization had fallen below our book value, indicating that our reporting unit’s goodwill may be impaired. In accordance with SFAS No. 142, we performed the second step of the annual impairment test during the fourth quarter of 2002 and recognized an impairment charge of $11.5 million as required by SFAS No. 142.

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

EBITDA.    Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA for 2002 was ($318.0 million), compared with ($238.8 million) for 2001. The increased loss is due primarily to an increase in operating expense in connection with our ramp-up of commercial operations, offset in part by the growth in our revenue. Consistent with regulatory requirements, EBITDA includes Other Income (Expense). We believe EDITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. The reconciliation of net loss to EBITDA is as follows (in thousands):

	Year Ended December 31,
	2002	2001
Net loss as reported	$(495,012)	$(284,379)
Add back non-EBITDA items included in net loss:
Interest income	(5,111)	(15,198)
Interest expense	63,573	18,131
Depreciation & amortization	118,588	42,660

EBITDA	$(317,962)	$(238,786)

Liquidity and Capital Resources

At December 31, 2003, we had total cash and cash equivalents of $418.3 million, which excludes $0.1 million of restricted investments, and working capital of $295.3 million. Cash and cash equivalents increased $385.5 million during 2003. The increase resulted from $616.0 million provided by financing activities and $14.6 million provided by investing activities, offset by $245.1 million used in operating activities. The proceeds from financing activities resulted primarily from a private placement in January 2003 that resulted in the issuance of our 10% Senior Secured Discount Convertible Notes that yielded gross proceeds of $210 million, the issuance of 5.5 million shares of Class A common stock that yielded gross proceeds of $15 million, the issuance of our 12% Senior Secured Notes that yielded gross proceeds of $185 million, and the issuance of 11.3 million shares of Class A common Stock that yielded gross proceeds of $150 million. The financing activities completed during the year are more fully discussed below. Investing activities consisted primarily of proceeds provided from the maturity of restricted investments. Cash flows used in operating activities includes the net loss of $584.5 million and the net cash used by our operating assets and liabilities, offset in part by non-cash expenses included in the net loss.

By comparison, at December 31, 2002, we had total cash, cash equivalents and short-term investments of $42.8 million, which excludes $29.7 million of restricted investments, and working capital of $(49.5) million. This amount reflects the use of cash, cash equivalents and short-term investments of $210.9 million at December 31, 2001, plus the proceeds of $151.6 million from financing activities, to fund $294.3 million of cash used in operations and $7.0 million in investing activities. The proceeds from financing activities resulted primarily from an equity offering during 2002. Cash flow used in operations reflected the net loss from the Company’s first full year of commercial operations of $495.0 million, and the accumulation of current liabilities as part of the Company’s efforts to conserve cash. Investing activities consisted primarily of capital expenditures for infrastructure and terrestrial system completion.

We expect that our future working capital, capital expenditures, and debt service requirements will be satisfied from existing cash, cash equivalents, and short-term investments augmented by the results of our January 2004 financing activities described below and by cash received from revenue-generating activities. Our business plan contemplates the use of cash on hand to fund the completion and launch of XM-3 and the construction of XM-4. We may need to raise additional funding for the launch of XM-4 depending on the amount and timing of the receipt of the insurance proceeds and other factors.

Capital Resources and Financing

We raised $2.6 billion of equity and debt gross proceeds from inception through December 31, 2003 from investors and strategic partners to fund our operations. In 2003, we raised $626 million of gross funds. This includes $225 million of gross funds raised in the January 2003 financing transactions, $185 million of gross funds raised in the June 2003 transaction, including $10 million raised in July 2003 from the exercise of an over-allotment option, and $150 million of gross funds raised in the September 2003 transactions, as well as $66 million of funds raised through the Direct Stock Purchase Program. The January 2003 financing transactions also included $250 million of payment deferrals and a line of credit. The proceeds received have been used to acquire our DARS license, make required payments for our system, including the satellites, terrestrial repeater system, and ground networks, and for working capital and operating expenses. Provided that we meet the revenue, expense and cash flow projections of our business plan, we expect to be fully funded and will not need to raise additional financing to continue operations or to fund the completion and launch of XM-3 and the construction of XM-4. We may need to raise additional funding for the launch of XM-4 depending on the amount and timing of the receipt of the insurance proceeds and other factors.

January 2004 Financing Transaction

On January 28, 2004, we completed a public offering of 20,000,000 shares of our Class A Common Stock at $26.50 per share, 13,000,000 shares of which were offered for sale by certain selling stockholders. This 7,000,000 share offering resulted in gross proceeds to us of $185.5 million. The proceeds from this offering were used in part to repay the unvested portion of the 10% Senior Secured Convertible Note held by OnStar, a subsidiary of General Motors. We expect to use the proceeds for the prepayment of a portion of our outstanding debt as well as for working capital and general corporate purposes.

September 2003 Financing Transaction

On September 11, 2003, we completed a public offering of 11,320,755 shares of our Class A Common Stock at $13.25 per share to Legg Mason Funds Management, Inc., Legg Mason Capital Management, Inc. and another large institutional investor, each on behalf of its investment advisory clients. This offering resulted in gross proceeds of $150 million. We expect that all or a significant portion of the net proceeds may be used for funding for the construction of XM-4, our new ground spare satellite, if insurance proceeds are not received in a timely manner. We expect to otherwise use the proceeds for working capital and general corporate purposes, which may include the repurchase or pre-payment of outstanding debt.

June 2003 Financing Transaction

On June 17, 2003, we completed an offering of $185 million, including $10 million related to the over-allotment option in July 2003, of Inc.’s 12% Senior Secured Notes due June 15, 2010. Interest on the notes is payable every six months in cash in arrears on December 15 and June 15, commencing on December 15, 2003. The notes, which are Inc.’s senior secured obligations, are secured by substantially all of Inc.’s assets, are guaranteed by the Company and will rank equally in right of payment with all of Inc.’s other existing and future senior indebtedness and senior in right of payment to all of Inc.’s existing and future subordinated indebtedness. Inc. may, at its option, redeem the notes at declining redemption prices at any time on or after June 15, 2007. At any time on or prior to June 15, 2006, Inc. may redeem a portion of the outstanding notes with the proceeds of certain equity offerings as long as the redemption occurs within 90 days of the date of the closing of such equity offering and at least $100 million aggregate principal amount of notes remains outstanding after the redemption We expect to use the proceeds from the June 2003 financing transaction to fund the construction and launch of XM-3, if insurance proceeds are not received in a timely manner. We expect to otherwise use the proceeds for working capital and general corporate purposes, which may include the repurchase or pre-payment of outstanding debt.

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

In January 2003, General Motors provided us with a $100.0 million Senior Secured Credit Facility, maturing as late as December 2009, that enables us to make monthly draws to finance payments that become due under our distribution agreement with OnStar Corporation and other GM payments. In January 2004, this facility was amended and became a revolver. XM and Inc. are co-borrowers under this credit facility. The outstanding principal amount of all draws will be due December 31, 2009 and bear interest at the applicable 90-day LIBOR rate plus 10% through December 31, 2003, and presently bear interest at a per annum rate of LIBOR plus 8%. We will be able to make interest payments semi-annually in shares of Class A common stock having an aggregate fair market value at the time of payment equal to the amount of interest due. The fair market value will be based on the average daily trading prices of the Class A common stock over the ten business days prior to the day the interest payment is due. We have the option to prepay all draws in whole or in part at any time, and, with effect from the January 2004 amendment, may re-borrow prepaid amounts. Beginning in 2005, we will be required to prepay the amount of any outstanding advances in an amount equal to the lesser of (i) 50% of our excess cash and (ii) the amount necessary to prepay the draws in full. In order to make draws under the credit facility, we are required to have a certain minimum number of subscribers that are not originated by GM and a minimum pre-marketing cash flow.

In January 2003, we issued a 10% Senior Secured Convertible Note due December 31, 2009 in the amount of $89.0 million to General Motors’ subsidiary, OnStar Corporation. The note was provided in lieu of our obligation to make $115 million in guaranteed payments to OnStar under the distribution agreement from 2003 to 2006. The note becomes convertible at the holder’s option on a quarterly basis through 2006, at 90% of the then fair market value of our Class A common stock but subject to a $5.00 per share minimum and escalation maximum (up to $20 per share) for each fiscal year. Interest is payable semi-annually in cash or shares of our Class A common stock, at our option, at fair market value at the time of payment. In February 2004, we completed the redemption of the note. As part of the redemption, General Motors converted $7.8 million in principal amount of the note, representing the entire principal amount of the note that had vested conversion rights at the time of the redemption, into 980,670 shares of our Class A Common Stock in accordance with the terms of the note. The remaining $81.2 million in principal amount plus accrued interest was repaid with cash

In January 2003, General Motors provided us with the ability to satisfy up to $35.0 million in future subscriber acquisition payments that we may owe to OnStar under the distribution agreement in shares of our Class A common stock, valued at fair market value at the time of each semi-annual payment.

Other Equity Issuances and De-leveraging Transactions

During the year ended December 31, 2003, we issued 10,814,500 shares of Class A common stock for proceeds of $66 million under our Direct Stock Purchase Program (DSPP).

Concurrent with the funds raised through the DSPP, we entered into agreements with certain holders of our notes to exchange $125.2 million carrying value, or $160.1 million fully accreted face value at maturity, of their notes, for $6.8 million in cash consideration and 19,232,230 shares of Class A common stock. Also concurrent with the funds raised through the DSPP, we entered into agreements with certain holders of our 8.25% Series B convertible redeemable preferred stock to exchange $19.7 million in shares of Series B preferred stock for $10.2 million in cash consideration. We also entered into agreements with certain holders of our 8.25% Series C convertible redeemable preferred stock to exchange $101.0 million carrying value, in shares of Series C preferred stock, for 11,951,381 shares of Class A common stock. Additionally, we entered into agreements with certain holders of Class A common stock warrants to exchange 55,846 warrants convertible into 4,746,910 shares of Class A common stock for 3,579,818 shares of common stock and received $13.0 million in cash proceeds from the exercise of 47,962 warrants converted into 4,076,770 shares of Class A common stock.

As a result of these de-leveraging transactions, we have eliminated approximately $245.9 million of carrying value including accrued interest of debt and preferred securities or approximately $280.7 million of face amount at maturity. We have eliminated $2.1 million carrying value including accrued interest ($2.0 million face amount at maturity) of our 14% Senior Secured Notes due 2010, $65.5 million carrying value including accrued interest ($94.2 million face amount at maturity) of our 14% Senior Secured Discount Notes due 2009 issued in January 2003, $33.6 million carrying value including accrued interest ($33.4 million of face amount at maturity) of our 7.75% Convertible Subordinated Notes due 2006, $24.0 million carrying value including accrued interest ($30.5 million face amount at maturity) of our 10% Senior Secured Discount Convertible Notes due 2009, $19.7 million of our Series B preferred stock and $101.0 million carrying value of our Series C preferred stock. In total, these de-leveraging transactions have eliminated approximately $429 million in future interest, dividends, accretion and principal payments as well as 32 million shares of incremental dilution.

As a result of our financings and other issuances of securities, the conversion price of the Series C preferred stock issued in August 2000 has been adjusted from $9.39 at December 31, 2002 to $8.90 at December 31, 2003, the exercise price of the warrants sold in March 2000 has been adjusted to $45.24 and the number of warrant shares has been adjusted to 8.780294. The exercise price of the warrants sold in January 2003 remained at $3.18 and the number of warrant shares remained at 85.00000. There was no impact on the consolidated results of operations as a result of the adjustments to these prices.

We expect that our future working capital, capital expenditures, and debt service requirements will be satisfied from existing cash, cash equivalents, and short-term investments and by cash received from revenue-generating activities. Our business plan contemplates the use of cash on hand to fund the construction and launch of XM-3 and the construction of XM-4. We may need to raise additional funding for the launch of XM-4 depending on the amount and timing of the receipt of the insurance proceeds with respect to XM “Rock” and XM “Roll,” and other factors.

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

Our business plan contemplates the use of cash on hand to fund the completion and launch of XM-3 and the construction of XM-4. We may need to raise additional funding for the launch of XM-4 depending on the amount and timing of the receipt of the insurance proceeds with respect to XM Rock and XM Roll, and other factors.

In the first quarter of 2003, we filed the proofs of loss for constructive total loss claims on both our satellites with our insurance carriers for the aggregate sum insured (less applicable salvage), relating to a progressive degradation problem with the solar array output power of Boeing 702 class satellites, including XM Rock and XM Roll, identified to our insurers in September 2001. We have launch and in-orbit insurance policies that provide coverage to us for a total, constructive total or partial loss of each of our satellites where such loss arises from an occurrence within the first five years after launch (both satellites were launched during the first half of 2001). The aggregate sum insured in the event of the total or constructive total loss of both satellites is $400 million ($200 million per satellite). During the third quarter of 2003, we received letters from our insurers rejecting our proofs of loss and denying our claims. We anticipate continuing correspondence and meetings with individual and groups of insurers to resolve this matter and will proceed with negotiations, arbitration or litigation as necessary to recover the losses. We continue to believe that we will ultimately receive insurance payments adequate to launch our spare satellite and fund a portion of XM-4, although there can be no assurance as to the amount of any insurance proceeds, or that any insurance proceeds will be received in a timely manner.

In light of the progressive degradation noted above, we plan to launch our ground spare satellite (XM-3) into one orbital slot by year-end 2004, and operate XM Rock and XM Roll collocated in the other orbital slot. In 2007, we plan to launch XM-4 to replace the collocated XM Rock and XM Roll. In this way, we will have replacement satellites in orbit and operating prior to the times XM Rock and XM Roll can no longer provide full service, or half service in collocated mode. Our commitments regarding XM-3 and XM-4 are described under “Capital Expenditures” below.

Since the solar array power degradation issue is common to the first six Boeing 702 class satellites now in orbit, the manufacturer and we are closely watching the progression of the problem, including data from a satellite that has been in orbit longer than either of our two satellites by approximately 15 and 17 months, respectively. With this advance visibility of performance levels, a firm launch commitment for our spare satellite in the fourth quarter of 2004, the ability to provide full service for an extended period of time with XM Rock and XM Roll collocated in one orbital slot and the spare located in the other slot (which would allow partial use of the existing satellites through the first quarter of 2008), firm commitments to build a fourth satellite and provide launch services therefore, and various mitigation actions to extend the full or partial use of the existing satellites, we believe that we will be able to launch additional satellites prior to the time the solar array power problem might cause the broadcast signal strength to fall below minimum acceptable levels.

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

Contractual Obligations and Commercial Commitments

We are obligated to make significant payments under a variety of contracts and other commercial arrangements, including the following:

Service Providers.    We have entered into an agreement with a service provider for customer care functions to subscribers of our service. Employees of this service provider have access to our customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquiries from subscribers. We pay an hourly rate for each customer care representative supporting our subscribers. During the years ended December 31, 2003, 2002, and 2001, we incurred $14.2 million, $8.7 million, and $2.0 million, respectively, in relation to services provided for customer care functions. We changed service providers during 2003 and received reduced hourly rates.

Programming Agreements.    We have also entered into various long-term programming agreements. Under the terms of these agreements, we are obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. During the years ended December 31, 2003, 2002, and 2001, we incurred expenses of $19.6 million, $20.3 million and $7.2 million, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase next year as the number of subscribers and advertising revenue increase. The amount of the costs related to these agreements cannot be estimated, but are expected to be substantial future costs. Of these amounts, $391,000, $339,000 and $52,000, respectively, are included in Revenue Share & Royalties, and $10.1 million, $9.0 million, and $4.2 million, respectively, are included in Advertising & Marketing.

Royalty Agreements.    We have entered into fixed and variable revenue share payment agreements with performance rights organizations that expire as late as 2006. During the years ended December 31, 2003, 2002 and 2001, we incurred expenses of $9.5 million, $9.5 million and $45,000, respectively, in relation to these agreements.

Marketing & Distribution Agreements.    We have entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, we are obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. As previously described, we subsidize the manufacture of certain component parts of XM radios in order to provide attractive pricing to our customers. The subsidies are generally charged to expense when the radios are activated with XM service. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the years ended December 31, 2003, 2002, and 2001, we incurred expenses of $56.3 million, $55.7 million and $19.1 million, respectively, in relation to these agreements, excluding expenses related to GM.

General Motors Distribution Agreement.    We have significant payment obligations under our distribution agreement with General Motors. During the term of the agreement, which expires 12 years from the commencement date of our commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. We will also have a non-exclusive right to arrange for the installation of XM radios in vehicles equipped with OnStar systems in non-GM vehicles that are sold for use in the United States. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of our commencement of commercial operations, and to provide that we may make certain payments to GM in the form of indebtedness or shares of our Class A common stock, as described above under the caption “Liquidity and Capital Resources—Capital Resources and Financing.” XM’s total cash payment obligations were not increased. We have significant annual, fixed payment obligations to GM. As a result of the June 2002 amendment, we commenced recognizing these fixed payment obligations for the period ending through November 2005, which approximate $63.6 million, on a straight-line basis. However, due to the January 2003 amendment to the Distribution Agreement and GM’s current roll out plans which demonstrate a likelihood that GM will exceed minimum installation targets, in 2003 we are now prospectively recognizing these fixed payments, which approximate $397.3 million, on a straight-line basis over the remaining term of the contract. We have issued a 10% Senior Secured Convertible Note due 2009 with an aggregate principal amount of $89.0 million to OnStar in lieu of making these fixed payments to OnStar for amounts otherwise due in 2003 through 2006. In February 2004, we completed the redemption of the note. As part of the redemption, GM converted $7.8 million in principal amount of the note, representing the entire principal amount of the note that had vested conversion rights at the time of the redemption, into 980,670 shares of our Class A common stock in accordance with the terms of the note. The remaining $81.2 million in principal amount plus accrued interest was repaid with cash. Additional payments totaling $320.3 million are due as follows: $80.7 million in 2007, $106.7 million in 2008 and $132.9 million in 2009.

In order to encourage the broad installation of XM radios in GM vehicles, we have agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers for our service. We must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios (at which point the percentage remains constant). We will also make available to GM bandwidth on our system. As part of the agreement, OnStar provides certain call-center related services directly to XM subscribers who are also OnStar customers and XM must reimburse OnStar for these XM-related call center services. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio’s service. The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving our service, starting with 1,240,000 units by November 2005, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. General Motors’ exclusivity obligations will discontinue if, by November 2005 and at two-year intervals thereafter, we fail to achieve and maintain specified minimum market share levels in the satellite digital radio service market (we are currently in excess of the minimum market share levels). Prior to 2001, we had not incurred any costs under the distribution agreement. As of December 31, 2003, 2002 and 2001, we had paid $29.4 million, $9.9 million and $0.6 million, respectively, and incurred total costs of $108.3 million, $30.1 million and $1.3 million, respectively, under the distribution agreement.

Satellite Contracts.    We have entered into contractual agreements for our satellites that are more fully described under the heading “Capital Expenditures.”

Non-Cash Stock-Based Expense

We incurred non-cash compensation charges of approximately $3.0 million, $1.5 million and $4.9 million during 2003, 2002 and 2001, respectively. These charges relate to stock options granted to employees, consultants, talent and vendors and warrants granted to vendors. Additional compensation charges may result depending upon the market value of our Class A common stock at each balance sheet date.

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

We are a party to a long-term distribution agreement with OnStar Corporation, a subsidiary of General Motors that provides for the installation of XM radios in General Motors vehicles, as further described above under the heading “Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments.” In connection with the development of our terrestrial repeater network, we are a party to a contract with Hughes Electronics Corporation and were under a contract with LCC International (“LCCI”), as further described under the heading “Liquidity and Capital Resources—Capital Expenditures.” DIRECTV has provided consulting services in connection with the development of our customer care center and billing operations. We have agreements with OnStar and American Honda to make available use of our bandwidth. Clear Channel Communications provides certain programming services to us. We have a sponsorship agreement with Clear Channel Entertainment to advertise our service at Clear Channel Entertainment concerts and venues. Premiere Radio Networks, a subsidiary of Clear Channel Communications, has in the past served as one of our advertising sales representatives. We also run advertisements on a spot and network basis on radio stations owned by Clear Channel. In addition, we lease 4 sites for our terrestrial repeaters from Clear Channel Communications.

As of December 31, 2003, we are engaged in activities with GM and Honda to jointly promote new car buyers to subscribe to the XM service. At December 31, 2003, there were approximately 320,473 subscribers in promotional periods (ranging from three-months to one year to three years in duration) paid for by the vehicle manufacturers. These subscriptions are included in our year-end subscriber total. Subscriber revenues received from GM and Honda for these programs are recorded as related party revenue.

General Motors is one of our largest shareholders and Chester A. Huber, Jr., the president of OnStar, is a member of our board of directors. Hughes Electronics was one of our largest shareholders until January 2004 and was a subsidiary of General Motors until December 2003. Jack Shaw, a member of our board of directors, was Chief Executive Officer of Hughes Electronics Corporation until December 2003. DIRECTV, a subsidiary of Hughes Electronics, was a holder of our Series C preferred stock until January 2003. Randall Mays, a member of our board of directors, is Executive Vice President and Chief Financial Officer of Clear Channel Communications. Thomas G. Elliott, a member of our board of directors, is Executive Vice President, Automobile Operations of American Honda Motor Company.

We earned the following revenue from transactions with related parties described above (in thousands):

	Years ended December 31,
	2003	2002	2001
GM	$11,630	$256	$—
Honda	368	—	—

	$11,998	$256	$—

We have incurred the following costs in transactions with the related parties described above (in thousands):

	Year ended December 31, 2003
	GM	Hughes	DIRECTV	Clear Channel	LCCI	Motient
Terrestrial repeater network	$—	$278	$—	$—	$—	$—
Terrestrial repeater site leases	—	—	—	60	—	—
Customer care & billing operations	960	—	—	—	—	—
Marketing	107,346	—	—	8,646	—	—
General & administrative	—	—	—	—	—	—

	Year ended December 31, 2002
	GM	Hughes	DIRECTV	Clear Channel	LCCI	Motient
Terrestrial repeater network	$—	$10,386	$—	$—	$3,089	$—
Terrestrial repeater site leases	—	—	—	57	—	—
Customer care & and billing operations	178	—	—	—	—	—
Marketing	29,915	—	125	10,182	—	—
General & administrative	—	—	3	—	—	—

	Year ended December 31, 2001
	GM	Hughes	DIRECTV	Clear Channel	LCCI	Motient
Terrestrial repeater network	$—	$88,116	$—	$—	$59,958	$—
Terrestrial repeater site leases	—	—	—	36	—	—
Customer care & billing operations	—	—	623	—	—	—
Marketing	1,264	—	—	4,351	—	—
General & administrative	—	—	—	—	—	193

Capital Expenditures

As of December 31, 2003, we had paid approximately $474.8 million, including financing charges and interest under the satellite contract related to XM Rock, or XM-2, XM Roll, or XM-1, XM-3 and XM-4. We originally entered into our satellite contract in March 1998 with Boeing Satellite Systems International, Inc., or BSS, and have subsequently amended the contract, including in July 2003 and December 2003.

Satellite Contract—XM Rock and XM Roll.    Under our satellite contract, BSS has delivered two satellites in-orbit, XM Rock and XM Roll, supplied ground equipment and software used in the XM Radio system and provided certain launch and operations support services.

Satellite Contract—Replacement Satellites Deployment Plan.    In light of the progressive degradation affecting Rock and Roll noted above, we plan to launch our ground spare satellite, XM-3, into one orbital slot by year-end 2004, and then temporarily operate XM Rock and XM Roll collocated in the other orbital slot. In 2007, we plan to launch XM-4 to replace the collocated XM Rock and XM Roll. In this way, we will have replacement satellites in orbit and operating prior to the times XM Rock and XM Roll can no longer provide full service, or half service in the collocated mode.

Satellite Contract and Other Costs—XM-3.    Construction of our ground spare satellite, XM-3, is currently being completed, including certain modifications to correct the solar array degradation issues experienced by Rock and Roll, as well as other changes agreed with BSS discussed below. As of December 31, 2003, with respect to XM-3, we have deferred $15 million at an interest rate of 8% through December 5, 2006 and borrowed $35 million from Boeing Capital in a separate transaction to be repaid prior to launch of XM-3.

In addition to the modifications to address the solar array degradation issues as noted above, BSS is making certain alterations to optimize XM-3 for the specific orbital slot into which it will be launched during a three-month launch period commencing October 15, 2004. The aggregate remaining cost, excluding the above $15 million deferral and $35 million loan, of the launch, optimization for the specific orbital slot, appropriate software and certain pre and post-launch services is approximately $100 million to be paid during the first quarter 2004. Further, BSS has the right to earn performance incentive payments of up to $25.9 million, excluding interest, based on the in-orbit performance of XM-3 over its design life of fifteen years.

Satellite Insurance—XM-3.    In addition to the XM-3 related costs noted above, we plan to acquire and pay for launch and in-orbit insurance in connection with the launch of XM-3. The cost of launch and in-orbit insurance for this launch is subject to market prices and conditions at the time during 2004 when such insurance is obtained.

Satellite Contract and Other Costs—XM-4.    We have committed in our satellite contract, as amended in July 2003, and by a separate August 2003 contract with Sea Launch Company, LLC, or Sea Launch, to acquire from BSS a fourth satellite, XM-4, which should be available for shipment to the launch services provider no later than October 31, 2005, and from Sea Launch the associated launch services for the satellite. The fixed prices for XM-4 and the associated launch services total $186.5 million, excluding in-orbit performance incentives and financing charges on certain amounts deferred prior to launch. Following our payment of $3 million in total for XM-4 and the associated launch services during the third quarter 2003, satellite construction payments aggregating approximately $104 million are deferred until as late as the first quarter 2006. Interest accrues monthly at a rate of 10.75% per annum through December 2004 and is payable thereafter on a current basis, pursuant to the December 2003 amendment, which extends the deferral from the first quarter 2005 and reduces the applicable interest rate from 12.75% to 10.75%. Of this deferred amount, $22.3 million is in the Other Non-Current Liabilities line on our balance sheet as of December 31, 2003. Most of the remaining portion of the fixed costs for XM-4 and the associated launch services are payable during construction with the last payment due one month following launch.

After launch of XM-4, BSS has the right to earn performance incentive payments of up to $12 million, plus interest, over the first twelve years of in-orbit life, up to $7.5 million for performance above specification during the first fifteen years of in-orbit life, and up to $10 million for continued high performance across the five year period beyond the fifteen year design life. If XM-3 is launched successfully and operates satisfactorily, we may elect, under the above contracts, to defer launch of XM-4 and, as a result, approximately $50 million in payments related to launch services could be postponed until the 2007 timeframe.

Options to Procure Fifth Satellite and Associated Launch Services.    We have also obtained fixed price options to acquire a fifth satellite from BSS, under the July 2003 amendment, on pricing and performance incentive terms similar to those applicable to XM-4 and associated launch services from Sea Launch under the August 2003 contract.

Satellite Contract—Warrant to BSS.    Pursuant to our satellite contract, we issued a warrant to BSS in July 2003 to purchase 500,000 shares of our Class A common stock at $13.524 per share. The fair value of these warrants was determined to be $5.8 million using a Black-Scholes based methodology and is included in the System Under Construction balance as of December 31, 2003.

Terrestrial Repeater System.    As of December 31, 2003, we incurred aggregate costs of approximately $267.7 million for a terrestrial repeater system. These costs covered the capital cost of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas. In August 1999, we signed a contract with LCCI for engineering and site preparation. As of December 31, 2003, we had paid $128.4 million under this contract. There are no further payments due under the LCCI contract. We also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters; there are no further payments due under this contract except those related to ongoing out-of-warranty repairs. As of December 31, 2003, we had paid $114.1 million under this contract and recorded an additional liability of $59,000.

Ground Segment.    As of December 31, 2003, we incurred aggregate ground segment costs of approximately $138.6 million. These costs were related to the satellite control facilities, programming production studios and various other equipment and facilities.

Joint Development Agreement Funding Requirements.    The costs related to our agreement with Sirius Radio for joint development of a unified standard for satellite radios are being expensed as incurred in research & development. During 2003, we incurred $0.6 million compared to no expense during 2002. We expect this expense to increase steadily this year; each party is obligated to fund one half of the development cost for a unified standard for satellite radios.

Long-term debt

We have raised funds from the following issuances of long-term debt.

•	In March 2001, we issued $125.0 million aggregate principal amount of 7.75% Convertible Subordinated Notes due 2006. In July and August 2001, holders of these 7.75% Convertible Subordinated Notes exchanged $45.9 million of notes for 4,194,272 shares of our Class A common stock. In 2003, an additional $33.4 million of these notes were exchanged for 2,711,649 shares of Class A common stock. As a result of these transactions, approximately $45.7 million of the notes remained at December 31, 2003. Principal on the convertible subordinated notes is payable at maturity, while interest is payable semi-annually. In March 2004, the holders of the $45.7 million 7.75% Convertible Subordinated Notes due 2006 called for redemption following our January offering elected to convert into 3.7 million shares of our Class A common stock in accordance with the terms of the notes. This represented the retirement of all our remaining outstanding 7.75% Subordinated Convertible Notes.

•	In August 2001, we borrowed $29.0 million to finance the purchase of our headquarters facility. This loan is for a term of five years and bears interest at a rate based on the six-month London Interbank Offer Rate plus an indicated spread. We make monthly payments of principal and interest on this loan.

•	In December 2001, we borrowed $35.0 million from a subsidiary of The Boeing Company. This loan is for a term of five years and bears interest at a rate based on the six-month London Interbank Offer Rate plus an indicated spread. Principal is payable at maturity, while interest is payable quarterly. This loan must be repaid when we launch XM-3, presently expected to occur in late 2004.

•	On January 28, 2003, we completed a three-part financing.

•	We issued $279.3 million aggregate principal amount at maturity of 10% Senior Secured Discount Convertible Notes in a private placement. Principal on the 10% Senior Secured Discount Convertible Notes is payable at maturity, while interest accretes until January 1, 2006 and is thereafter payable semi-annually in cash or, at our option, in additional notes. If all of the interest is paid in additional notes, these notes would aggregate $412.6 million when they come due in 2009.

•	We issued to OnStar, a subsidiary of General Motors, $89.0 million in aggregate principal amount of a 10% Senior Secured Convertible Note due December 31, 2009 in lieu of our obligation to make $115 million in guaranteed payments from 2003 to 2006 under the General Motors distribution agreement. Principal on the OnStar note is payable at maturity, while interest, which is due semi-annually, is payable at our option in shares of our Class A common stock. In February 2004, we completed the redemption of the note. As part of the redemption, General Motors converted $7.8 million in principal amount of the note, representing the entire principal amount of the note that had vested conversion rights at the time of the redemption, into 980,670 shares of our Class A Common Stock in accordance with the terms of the note. The remaining $81.2 million in principal amount plus accrued interest was repaid with cash.

•	We completed an exchange of $300.2 million aggregate principal amount of the 14% Senior Secured Notes due 2010 for $438.0 million aggregate principal amount at maturity ($300.2 million accreted value as of March 15, 2003) of 14% Senior Secured Discount Notes due 2009, cash and warrants to purchase Class A common stock. Principal on the 14% Senior Secured Discount Notes due 2009 is payable at maturity, while interest accretes until December 31, 2005 and is thereafter payable semi-annually. Through December 31, 2003, we have extinguished $65.5 million carrying value, or $94.2 million face amount at maturity, of these notes.

•	In June 2003, Inc. issued $185.0 million aggregate principal amount of 12% Senior Secured Notes due 2010, $10 million of which were issued in July 2003, pursuant to the overallotment option. Principal on the 12% Senior Secured Notes due 2010 is payable at maturity, while interest is payable semi-annually.

Based on the various terms of our long-term debt, our ability to redeem any long-term debt is limited. We have and may continue to take advantage of opportunities to reduce our level of indebtedness in exchange for issuing equity securities, if these transactions can be completed on favorable terms.

Lease obligations.    We have noncancelable operating leases for office space and terrestrial repeater sites and noncancelable capital leases for equipment that expire over the next ten years. As discussed below, in December 2001, we determined that the planned number of terrestrial repeater sites could be reduced due to the relative signal strength provided by our satellites. We recognized a charge of $26.3 million with respect to terrestrial repeater sites no longer required. This charge includes a lease termination liability of $8.6 million for 646 terrestrial repeater site leases, which would reduce the future minimum lease payments. This liability was increased by $4.0 million during 2002 and by $4.8 million during 2003. As of December 31, 2003, we maintained a liability of $4.1 million for the estimated lease termination costs and costs to deconstruct the sites.

The following table represents our contractual obligations as of December 31, 2003, adjusted for the conversion of our 7.75% Convertible Subordinated Notes into Class A common stock in March of 2004 and the repayment of our $89 million 10% Senior Secured Convertible Note due 2009 held by OnStar Corporation, a subsidiary of General Motors, in February of 2004:

	Payments Due by Period
Contractual Obligations	2004	2005	2006	2007	2008	2009 and Beyond	Total
	(In thousands)
GM Distribution Agreement(1)	$—	$—	$—	$80,753	$106,688	$132,889	$320,330
GM Revolver(1)	—	—		—	—	100,000	100,000
GM Note(1)	89,042	—	—	—	—	—	89,042
Boeing Note	35,000	—	—	—	—	—	35,000
Other long-term debt(1)	1,309	2,352	27,136	—	—	786,913	817,710
Capital Lease Obligations	2,377	1,226	252	—	—	—	3,855
Other Operating Agreements(2)	21,576	30,262	35,241	10,765	5,300	436	103,580
Operating Lease Obligations	18,192	15,375	5,680	3,379	1,416	2,911	46,953
XM-3(3)	100,000	—	—	—	—	—	100,000
XM-4(3)	3,000	26,700	105,300	48,500	—	—	183,500

Total	$270,496	$75,915	$173,609	$143,397	$113,404	$1,023,149	$1,799,970

(1)	The above amounts do not include interest, which in some cases is variable in amount.
(2)	Other operating agreements include programming, marketing and royalty agreements. The above amounts include agreements amended or entered into in January 2004.
(3)	Exclude financing charges, in-orbit incentives, and launch insurance, and assumes launch of XM-4 in 2007.

The long-term debt payments due in 2006 include the maturity of our $27.1 million loan to finance the purchase of our headquarters facility. The long-term debt payments due in 2009 and beyond include the maturity of XM’s remaining outstanding $22.8 million of 14% Senior Secured Notes, which come due in 2010, the maturity of XM’s $343.5 million aggregate principal amount at maturity of 14% Senior Secured Discount Notes, which come due in 2009, the maturity of our $235.6 million aggregate principal amount at maturity of 10% Senior Secured Discount Convertible Notes, which come due in 2009, and the maturity of our $185.0 million aggregate principal amount at maturity of 12% Senior Secured Notes due 2010. In January 2004, the credit facility arrangement with GM was renegotiated to become a revolver providing for borrowings up to a maximum of $100 million through the maturity of the instrument in December 2009. In March 2004, the holders of the $45.7 million 7.75% Convertible Subordinated Notes due 2006 called for redemption following our January offering elected to convert into 3.7 million shares of our Class A common stock in accordance with the terms of the notes. This represented the retirement of all our remaining outstanding 7.75% Subordinated Convertible Notes. Also, in February 2004, we repaid the $89 million 10% Senior Secured Convertible Note through the issuance of cash and shares of Class A common stock. XM’s 12% Senior Secured Notes due 2010 provide for a partial redemption up to a maximum of $85 million within 90 days of an equity issuance. XM completed an equity issuance on January 22, 2004, and thus has 90 days to redeem a portion of these notes.

Critical Accounting and Subscriber Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that we believe are most critical to understanding and evaluating our reported financial results include those pertaining to the following policies. Senior management has discussed with the audit committee of the board of directors the development and selection of estimates and assumptions required for the following accounting policies:

•	Revenue Recognition—Revenue from subscribers consists of our monthly subscription fee, which is recognized as the service is provided, and a non-refundable activation fee, which is recognized on a pro-rata basis over an estimated term of the subscriber relationship (currently 40 months), which was based upon market studies and management’s judgment. We expect to refine this estimate as more data becomes available. Promotions and discounts are treated as an offset to revenue during the period of promotion. Sales incentives, consisting of discounts and rebates to subscribers, offset earned revenue. Discounts to equipment which is sold with service are allocated to equipment and service based on relative fair value. If the actual term of our subscriber relationships is significantly greater than our current estimate of 40 months, the period over which we recognize the non-refundable activation fee will be extended to reflect the actual term of our subscriber relationships.

•	Estimates of payments due to manufacturers and distributors—Payments owed to manufacturing and distribution partners are expensed during the month in which the manufacture, sale, and/or activation of the radio unit occurs. The amounts of these expenses are dependent upon units provided by our internal systems and processes, (such as subscriber management system and supply chain management system) and partner systems and processes. However, due to lags in receiving manufacturing and sales data from partners, estimates of amounts due are necessary in order to record monthly expenses. In subsequent months when lagged data is received from partners, expenses are reconciled, and adjusted where necessary. Since launching commercial operations, we continue to refine the estimation process based on an increased understanding of the timing lags, and close working relationships with our partners. Generally, estimates recorded on our books are adjusted to actuals within two months.

•	Useful Life of Satellites and Spacecraft Control Facilities—Following receipt of our satellites, we extended their expected lives from 15 years, the initial design life, to 17.5 years based upon updated technical estimates we received from our satellite provider following our satellite launches. However, based on the consistency of the degradation trends (with no substantial improvement to date) and continuing analyses by Boeing Satellite Systems and us, as described above under the heading “Liquidity and Capital Resources—Future Operating and Capital Resource Requirements,” we adjusted the estimated useful life of our in-orbit satellites with effect from September 2002, to the period running through first quarter of 2008 (approximately 6.75 years from launch). We continue to monitor the situation and may need to re-adjust the estimated useful lives of our in-orbit satellites based on future information. We are not recording an impairment at this time, due to our forecasted cash flows (which are sufficient to recover the system assets); however, should we reduce or not meet our forecasted cash flows or reduce further the estimated useful lives of the satellites, we may be required to record an impairment (which may be substantial) at that time. An impairment, if recorded, would be calculated as the amount by which the carrying value of the assets exceeds the undiscounted future cash flows. At December 31, 2003, the combined carrying value of XM-1 and XM-2 is $369 million. The receipt of insurance proceeds would reduce the carrying values of XM-1 and XM-2 and would mitigate the risk of a future impairment. Based on the forecasted cash flows in our current business plan and without receipt of insurance proceeds, a reduction of 5 months in the estimated useful lives of XM-1 and XM-2 could result in an impairment charge in the period in which the estimated useful lives are reduced. We have not adjusted the estimated useful lives of our spacecraft control facilities, as we believe that these facilities will continue to be used in our XM system. A significant decrease in the estimated useful life of our satellites and spacecraft control facilities could have a material adverse impact on our operating results in the period in which the estimate is revised and in subsequent periods.

•	Accrued Network Optimization Expenses—As a result of the planned reduction of the number of terrestrial repeater sites, we recognized charges of $4.8 million, $4.0 million and $26.3 million in 2003, 2002, and 2001, respectively. The charge of $26.3 million in 2001 included $17.7 million of site-specific capitalized costs that were written off and a lease termination accrual of $8.6 million for 646 terrestrial repeater site leases. The charges of $4.8 million and $4.0 million in 2003 and 2002, respectively, represent additional costs associated with terminating leases on terrestrial repeater sites no longer required. At December 31, 2003, we had recorded a lease termination accrual of $4.1 million that represents an estimate of the costs to terminate the remaining 78 leases based on management’s judgment, advice of lease consultants, and early negotiations with landlords. The liability also includes the estimated costs to deconstruct the existing sites, which are based upon quotes from contractors. This amount could vary significantly from the actual amount incurred, which will be primarily based on our ability to negotiate lease termination settlements.

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

•	Distribution Agreement with General Motors—We have significant payment obligations under our distribution agreement with General Motors, which was amended on January 28, 2003 to provide that we could make certain payments by issuance of indebtedness or shares of Class A common stock. This agreement is subject to renegotiation if General Motors does not achieve and maintain specified installation levels, starting with 1,240,000 by November 2005 and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to our share of the satellite digital radio market. In light of GM’s initial roll-out plans, the June 2002 amendment of the distribution agreement and management’s assessment of the likelihood of renegotiating during the period ending 2005, we recognized the fixed payment obligations due to GM for the period through November 2005, which approximate $63.6 million, on a straight-line basis. In light of the January 2003 amendment of the distribution agreement and GM’s current roll out plans which demonstrate a likelihood of GM exceeding minimum installation targets, in 2003 we are prospectively recognizing fixed payment obligations to GM, which approximate $397.3 million, on a straight-line basis through the remaining term of the agreement in September 2013. Additional fixed payment obligations beyond 2006 range from $80.7 million to approximately $132.9 million through 2009, aggregating approximately $320.3 million.

•	DARS License. We determined that our DARS license was an intangible asset having an indefinite useful life. While the DARS license has a renewable eight-year term, we believe that the administrative fees necessary to renew the license are expected to be de minimis compared to the initial fee to obtain the license, and we have met all of the established milestones specified in the DARS license agreement. We also anticipate no difficulties in renewing the license as long as we continue to adhere to the various regulatory requirements established in the license grant. Although we face competition from a variety of sources, we do not believe that the risk of the technology becoming obsolete or that a decrease in demand for the DARS service is significant. Further, we believe that our license is comparable with the licenses granted to other broadcasters, which are also classified as indefinite lived intangible assets. We understand that there continues to be deliberations concerning the application of this standard regarding the effect of the costs to renew FCC licenses. Our application of this standard could change depending upon the results of these deliberations.

•	Subscriber Count. We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those that are currently in promotional periods, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers. Approximately 24% of our subscribers at year end were in promotional periods with sponsored accounts. A change in our methodology of counting subscribers that excluded subscribers in promotional periods with sponsored accounts would delay the timing of the recognition of the subscriber until the end of the promotional period, which is generally 3 months. Subscribers with delinquent account balances are included in the subscriber count until such time as the radio is deactivated for non-payment in accordance with our normal procedures.

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

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. We recorded losses of $24.7 million during the year ended December 31, 2003, respectively from the early retirement of debt with a carrying value including accrued interest of $125.2 million. The loss is reported in other income (expense) in the consolidated statement of operations for the year ended December 31, 2003.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The disclosures required by SFAS No. 148 are included in note 1 (k) to the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. On December 24, 2003, the FASB issued final modified FASB Interpretation No. 46 (“FIN 46R”), primarily to clarify the required accounting for interests in VIEs. Application of FIN 46R is required in financial statements of public entities that have interests in entities that are commonly referred to as special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities for all other types of VIEs (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R is not expected to have a material impact on the financial position or the financials results of the Company.

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

The Emerging Issues Task Force issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables addressing the allocation of revenue among products and services in bundled sales arrangements. EITF 00-21 is effective for arrangements entered into in fiscal periods after June 15, 2003. Based on the sales and marketing programs in place during 2003, the application of the new pronouncement has not had a material impact on our financial statements. However, our sales and marketing programs may change over time and we will continue to evaluate the applicability of EITF 00-21 as it relates to sales of service and hardware. This new pronouncement has no impact on the economics of our sales and marketing programs, but it does impact the timing and classification of revenue reported within the financial statements and has a corresponding impact on the Average Revenue per Subscriber (“ARPU”). As a result of this new pronouncement, the Company recognized a lower subscriber ARPU for the period.

In July 2003, the Emerging Issues Task Force provided additional guidance on Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The additional guidance states that the carrying amount of preferred stock should be reduced by the issuance costs of the preferred stock in the calculation of earnings per share. This guidance is effective in fiscal periods ending after September 15, 2003 and is retroactively reflected in the financial statements of prior quarters. This guidance resulted in a reduction of the gains recorded on the retirement of our Series B preferred stock during 2003 of $727,000 to reflect the amount of the issuance costs of the preferred stock retired. The net loss available to common stockholders for 2003 reflects these adjustments. This guidance did not impact our net loss or financial position.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2003, we do not have any derivative financial instruments and do not intend to use derivatives. We do not hold or issue any free-standing derivatives. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. Our long-term debt includes fixed interest rates and the fair market value of the debt is sensitive to changes in interest rates. We run the risk that market rates will decline and the required payments will exceed those based on current market rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. The mortgage on our corporate headquarters has a variable interest rate that may not exceed a ceiling rate of 14% or a floor rate of 8%. Our loan of $35.0 million from Boeing also has a variable interest rate. Included in our related party long-term debt owed to GM is a balance of $52.8 million, of which $2.8 million may be converted to shares of Class A common stock under our distribution agreement with OnStar and $50.0 million will be drawn under our Senior Secured Credit Facility with GM. This facility also has a variable interest rate. A change of one percentage point in the interest rate applicable to this $113.2 million of variable rate debt at December 31, 2003 would result in a fluctuation of approximately $1.1 million in our annual interest expense. We believe that our exposure to interest rate risk is not material to our results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of XM Satellite Radio Holdings Inc., including consolidated balance sheets as of December 31, 2003 and 2002, and consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows for the three-year period ended December 31, 2003 and notes to the consolidated financial statements, together with a report thereon of KPMG LLP, dated February 5, 2004, except for Note 9(i), which is as of March 3, 2004 are attached hereto as pages F-1 through F-49.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Within the 75-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information is incorporated herein by reference to our definitive 2004 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

The information is incorporated herein by reference to our definitive 2004 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information is incorporated herein by reference to our definitive 2004 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information is incorporated herein by reference to our definitive 2004 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information is incorporated herein by reference to our definitive 2004 Proxy Statement.

ITEM 15.    EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following Consolidated Financial Statements and report of independent public accountants for XM Satellite Radio Holdings Inc. are included in Item 8 of this Form 10-K:

Report of Independent Auditors.

Consolidated Balance Sheets as of December 31, 2003 and 2002.

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

(a)(2) The following consolidated financial statement schedule is filed as part of this report and attached hereto as page F-49:

Schedule I—Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulations of the Commission have been included in the Consolidated Financial Statements of XM Satellite Radio Holdings Inc. or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit Index

Exhibit No.		Description

3.1	^	Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc.

3.2		Amended and Restated Bylaws of XM Satellite Radio Holdings Inc. (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 12, 2003).

3.3		Restated Certificate of Incorporation of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.4		Amended and Restated Bylaws of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.5		Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Amendment No. 1 to Holdings’ Registration Statement on Form S-3, File No. 333-89132).

3.6		Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Holdings’ Annual Report on Form 10-K, filed with the SEC on March 31, 2003).

4.1		Form of Certificate for Holdings’ Class A common stock (incorporated by reference to Exhibit 3 to Holdings’ Registration Statement on Form 8-A, filed with the SEC on September 23, 1999).

4.2		Form of Certificate for Holdings’ 8.25% Series B Convertible Redeemable Preferred Stock (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-93529).

4.3		Certificate of Designation Establishing the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Holdings’ 8.25% Series B Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 16, 2000).

4.4		Intentionally left blank.

4.5		Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. as Issuer and United States Trust Company of New York as Warrant Agent (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

4.6		Warrant Registration Rights Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. and Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

4.7		Form of Warrant (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

4.8		Certificate of Designation Establishing the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of the 8.25% Series C Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

4.9		Form of Certificate for Holdings’ 8.25% Series C Convertible Redeemable Preferred Stock (incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-39176).

Exhibit No.	Description

4.10	Indenture, dated as of March 15, 2000, between XM Satellite Radio Inc. and United States Trust Company of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.11	Registration Rights Agreement, dated March 15, 2000, between XM Satellite Radio Inc. and Bear, Stearns & Co. Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.12	Form of 14% Senior Secured Note of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.13	Security Agreement, dated March 15, 2000, between XM Satellite Radio Inc. and United States Trust Company of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.14	Pledge Agreement, dated March 15, 2000, between XM Satellite Radio Inc. and United States Trust Company of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.15	Indenture, dated March 6, 2001, between XM Satellite Radio Holdings Inc. and United States Trust Company of New York (incorporated by reference to Holdings’ annual report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.16	Supplemental Indenture, dated as of November 15, 2001, by and between XM Satellite Radio Inc. and The Bank of New York (successor to United States Trust Company of New York) (incorporated by reference to Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2001).

4.17	Form of 7.75% convertible subordinated note (incorporated by reference to Holdings’ annual report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.18	Customer Credit Agreement, dated as of December 5, 2001, between Holdings and Boeing Capital Services Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K, filed with the SEC on
December 6, 2001).

4.19	Security Agreement, dated as of December 5, 2001, between Holdings and Boeing Capital Services Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2001).

4.20	Rights Agreement, dated as of August 2, 2002, between Holdings and Equiserve Trust Company as Rights Agent (incorporated by reference to Holdings’ Current Report on Form 8-K, filed with the SEC on August 2, 2002).

4.21	Indenture, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.22	Security Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, and The Bank of New York (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.23	Amended and Restated Security Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and The Bank of New York (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on
January 29, 2003).

Exhibit No.	Description

4.24	Intercreditor and Collateral Agency Agreement (General Security Agreement), dated as of January 28, 2003, by and among the Noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.25	Intercreditor and Collateral Agency Agreement (FCC License Subsidiary Pledge Agreement), dated as of January 28, 2003, by and among the Noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.26	Warrant Agreement, dated as of January 28, 2003, between XM Satellite Radio Holdings Inc. and The Bank of New York (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.27	Amended and Restated Amendment No. 1 to Rights Agreement, dated as of January 22, 2003, by and among XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.28	Form of 10% Senior Secured Convertible Note due 2009 (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.29	Form of 10% Senior Secured Discount Convertible Note due 2009 (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.30	Global 14% Senior Secured Discount Note due 2009 (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.31	Global Common Stock Purchase Warrant (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.32	Common Stock Purchase Warrant issued to General Motors Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.33	Common Stock Purchase Warrant issued to R. Steven Hicks (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.34	Second Supplemental Indenture, dated as of December 23, 2002, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 15, 2003).

4.35	Third Supplemental Indenture, dated January 27, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.36	Indenture, dated as of June 17, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York, as trustee (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.37	Registration Rights Agreement, dated as of June 17, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.38	Form of 12% Senior Secured Note due 2010 (incorporated by reference to Exhibit A to Exhibit 4.36 hereof).

Exhibit No.		Description

4.39		First Supplemental Indenture, dated as of June 12, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.40		First Amendment to Security Agreement, dated as of June 12, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.41		Warrant to purchase XM Satellite Radio Holdings Inc. Class A Common Stock, dated July 31, 2003, issued to Boeing Satellite Systems International, Inc. (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.1	**	Third Amended and Restated Shareholders and Noteholders Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.2		Second Amended and Restated Registration Rights Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.3	^	Note Purchase Agreement, dated June 7, 1999, by and between XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., Clear Channel Communications, Inc., DIRECTV Enterprises, Inc., General Motors Corporation, Telcom-XM Investors, L.L.C., Columbia XM Radio Partners, LLC, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., and Special Advisors Fund I, LLC (including form of Series A subordinated convertible note of XM Satellite Radio Holdings Inc. attached as Exhibit A thereto).

10.4	^*	Technology Licensing Agreement by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999.

10.5		Intentionally omitted.

10.6		Intentionally omitted.

10.7	^*	Amended and Restated Agreement by and between XM Satellite Radio Inc. and ST Microelectronics Srl, dated September 27, 1999.

10.8	*	Second Amended and Restated Distribution Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and OnStar Corporation, a division of General Motors Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.9		Intentionally omitted.

10.10	^*	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communications, Inc.

10.11		Intentionally omitted.

10.12		Intentionally omitted.

10.13		Intentionally omitted.

Exhibit No.		Description

10.14		Intentionally omitted.

10.15		Intentionally omitted.

10.16		Intentionally omitted.

10.17	^	Form of Indemnification Agreement between XM Satellite Radio Holdings Inc. and each of its directors and executive officers.

10.18		1998 Shares Award Plan (incorporated by reference to Holdings’ Registration Statement on Form S-8, File No. 333-106827).

10.19	^	Form of Employee Non-Qualified Stock Option Agreement.

10.20		Intentionally omitted.

10.21	^*	Contract for Engineering and Construction of Terrestrial Repeater Network System by and between XM Satellite Radio Inc. and LCC International, Inc., dated August 18, 1999.

10.22		Employee Stock Purchase Plan (incorporated by reference to Holdings’ Registration Statement on Form S-8, File No. 333-106827).

10.23	^	Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999.

10.24	^	Non-Qualified Stock Option Agreement between Hugh Panero and XM Satellite Radio Holdings Inc., dated July 1, 1998, as amended.

10.25	^	Form of Director Non-Qualified Stock Option Agreement.

10.26		Intentionally omitted.

10.27		Intentionally omitted.

10.28	*	Contract for the Design, Development and Purchase of Terrestrial Repeater Equipment by and between XM Satellite Radio Inc. and Hughes Electronics Corporation, dated February 14, 2000 (incorporated by reference to Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 16, 2000).

10.29	*	Joint Development Agreement, dated February 16, 2000, between XM Satellite Radio Inc. and Sirius Satellite Radio Inc. (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000).

10.30		XM Satellite Radio Holdings Inc. Talent Option Plan (incorporated by reference to Holdings’ Registration Statement on Form S-8, File No. 333-65022).

10.31		Intentionally omitted.

10.32		Intentionally omitted.

10.33		Loan and Security Agreement, dated as of August 24, 2001, by and between Fremont Investment & Loan and XM 1500 Eckington LLC (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 13, 2001).

10.34		Limited Recourse Obligations Guaranty, dated as of August 24, 2001, by XM Satellite Radio Holdings Inc. in favor of Fremont Investment & Loan (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 13, 2001).

Exhibit No.		Description

10.35		Assignment and Novation Agreement, dated as of December 5, 2001, between Holdings, XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.36	*	Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Amendment No. 1 to Holdings’ Registration Statement on Form S-3, File No. 333-89132).

10.37	*	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.38		Note Purchase Agreement, dated as of December 21, 2002, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and OnStar Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.39		Amendment No. 1 to Note Purchase Agreement, dated as of January 16, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and OnStar Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.40		Amended and Restated Note Purchase Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.41		Amendment No. 1 to Note Purchase Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.42		Amended and Restated Director Designation Agreement, dated as of February 1, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.43		GM/DIRECTV Director Designation Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc., General Motors Corporation and DIRECTV Enterprises LLC (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.44		Intentionally omitted.

10.45		Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.46		Agreements not to convert, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc. and certain noteholders named therein (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.47		Credit Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., as a borrower, and XM Satellite Radio Holdings Inc., as a borrower, and General Motors Corporation, as lender (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

Exhibit No.		Description

10.48		Voting Agreement, dated as of December 21, 2002, among the shareholders named therein (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.49		Employment Agreement, dated as of June 21, 2002, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Joseph J. Euteneuer (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2002).

10.50		Form of Employment Agreement, dated as of March 20, 2003, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Hugh Panero (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.51		Form of Employment Agreement, dated as of March 20, 2003, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Gary Parsons (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.52		Form of 2003 Executive Stock Option Agreement (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.53	**	Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.54	**	July 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.55	**	Contract for Launch Services, dated August 5, 2003, between Sea Launch Limited Partnership and XM Satellite Radio Holdings Inc. (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q for the quarter ended
June 30, 2003, filed with the SEC on August 14, 2003).

10.56		Amendment No. 1 to Amended and Restated Director Designation Agreement, dated as of September 9, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 12, 2003).

10.57	**	December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc.

10.58		First Amendment to Credit Agreement, dated January 13, 2004, by and between XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and General Motors Corporation.

10.59		First Amendment to Second Amended and Restated Distribution Agreement, dated as of January 13, 2004, by and among OnStar Corporation, XM Satellite Radio Holdings Inc., and XM Satellite Radio Inc.

10.60		Second Amendment to Note Purchase Agreement, dated as of January 13, 2004, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., and OnStar Corporation.

10.61		Form of Amendment to Third Amended and Restated Shareholders and Noteholders Agreement, dated as of January 13, 2004, by and among XM Satellite Radio Holdings Inc. and the parties thereto.

Exhibit No.	Description

21.1	Subsidiaries of XM Satellite Radio Holdings Inc.

23.1	Independent Auditors’ Consent

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

^	Incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-83619.
*	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.
**	Confidential treatment has been requested for portions of this document.

(b)	Reports on Form 8-K.

On February 12, 2004, XM filed a Current Report on Form 8-K to report results for the year ended December 31, 2003.

On January 23, 2004, XM filed a Current Report on Form 8-K that reported an offering of common stock by XM and certain selling stockholders and XM’s intention to use the net proceeds of the offering to pre-pay certain outstanding debt and for working capital and general corporate purposes.

On January 14, 2004, XM filed a Current Report on Form 8-K that reported certain information contained in a preliminary prospectus supplement in connection with a proposed offering of common stock by XM and certain selling stockholders.

On January 9, 2004, XM filed a Current Report on Form 8-K that reported year-end subscription totals, certain business developments and certain guidance for 2004.

On November 6, 2003, XM filed a Current Report on Form 8-K to report results for the quarter ended September 30, 2003.

(c)	Exhibits.

XM Satellite Radio Holdings Inc. hereby files as part of this Form 10-K the Exhibits listed in the Index to Exhibits.

(d)	Consolidated Financial Statement Schedules.

The following consolidated financial statement schedule is filed herewith:

Schedule I—Valuation and Qualifying Accounts.

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

Date: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUGH PANERO Hugh Panero	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004

/s/ JOSEPH J. EUTENEUER Joseph J. Euteneuer	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ GARY M. PARSONS Gary M. Parsons	Chairman of the Board of Directors	March 15, 2004

/s/ NATHANIEL A. DAVIS Nathaniel A. Davis	Director	March 15, 2004

/s/ THOMAS J. DONOHUE Thomas J. Donohue	Director	March 15, 2004

/s/ CHESTER A. HUBER, JR. Chester A. Huber, Jr.	Director	March 15, 2004

/s/ RANDALL T. MAYS Randall T. Mays	Director	March 15, 2004

/s/ PIERCE J. ROBERTS, JR. Pierce J. Roberts, Jr.	Director	March 15, 2004

/s/ JACK SHAW Jack Shaw	Director	March 15, 2004

/s/ R. STEVEN HICKS R. Steven Hicks	Director	March 15, 2004

/s/ JAMES N. PERRY, JR. James N. Perry, Jr.	Director	March 15, 2004

/s/ THOMAS G. ELLIOTT Thomas G. Elliott	Director	March 15, 2004

IN DEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

XM Satellite Radio Holdings Inc.:

We have audited the accompanying consolidated balance sheets of XM Satellite Radio Holdings Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XM Satellite Radio Holdings Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(h) to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

/s/    KPMG LLP

McLean, VA

February 5, 2004, except for Note 9(i),

    which is as of March 3, 2004

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$418,307	$32,818
Short-term investments	—	9,997
Restricted investments	116	25,014
Accounts receivable, net of allowance for doubtful accounts of $796 and $241	13,160	3,756
Due from related parties	5,176	1,478
Related party prepaid expenses	22,261	—
Prepaid and other current assets	19,542	10,362

Total current assets	478,562	83,425

Restricted investments, net of current portion	4,035	4,728
System under construction	92,577	55,016
Property and equipment, net of accumulated depreciation and amortization of $315,063 and $158,266	709,501	847,936
DARS license	141,200	144,042
Intangibles, net of accumulated amortization of $4,433 and $3,172	8,429	9,690
Deferred financing fees, net of accumulated amortization of $10,561 and $3,898	43,999	13,276
Related party prepaid expenses, net of current portion	44,521	—
Prepaid and other assets, net of current portion	3,958	2,167

Total assets	$1,526,782	$1,160,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,773	$40,006
Accrued expenses	57,293	46,924
Accrued network optimization expenses	4,136	2,201
Current portion of long-term debt	38,686	3,845
Due to related parties	2,103	13,410
Accrued interest	5,427	16,651
Deferred revenue	39,722	9,925

Total current liabilities	183,140	132,962

Related party long-term debt, net of current portion	141,891	—
Long-term debt, net of current portion	601,363	412,540
Due to related parties, net of current portion	23,921	10,618
Deferred revenue, net of current portion	14,162	2,372
Other non-current liabilities	29,417	9,477

Total liabilities	993,894	567,969

Stockholders’ equity:
Series A convertible preferred stock, par value $0.01 (liquidation preference of $102,739 at December 31, 2003 and December 31, 2002); 15,000,000 shares authorized, 10,786,504 shares issued and outstanding at December 31, 2003 and December 31, 2002	108	108
Series B convertible redeemable preferred stock, par value $0.01 (liquidation preference of $23,714 and $43,364 at December 31, 2003 and December 31, 2002, respectively); 3,000,000 shares authorized, 474,289 and 867,289 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	5	9
Series C convertible redeemable preferred stock, par value $0.01 (liquidation preference of $153,605 and $239,508 at December 31, 2003 and December 31, 2002, respectively); 250,000 shares authorized, 120,000 and 200,000 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	1	2
Series D convertible redeemable preferred stock, par value $0.01 (liquidation preference of $0 at December 31, 2003 and December 31, 2002); 250,000 authorized; no shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	—	—
Class A common stock, par value $0.01; 600,000,000 and 225,000,000 shares authorized, 160,665,194 and 91,706,056 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	1,607	917
Class C common stock, par value $0.01; 15,000,000 shares authorized, no shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	—	—
Additional paid-in capital	2,001,688	1,477,261
Accumulated deficit	(1,470,521)	(885,986)

Total stockholders’ equity	532,888	592,311

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,526,782	$1,160,280

See accompanying notes to consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
	(in thousands except share amounts)
Revenue:
Subscription revenue	$78,275	$16,344	$238
Activation revenue	1,868	484	8
Equipment revenue	6,692	757	—
Net ad sales revenue	4,065	2,333	251
Other	881	263	36

Total revenue	91,781	20,181	533

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	26,440	12,790	1,739
Customer care & billing	25,945	16,069	5,724
Cost of equipment	9,797	1,679	—
Ad sales	3,257	1,870	2,243
Satellite & terrestrial	39,692	44,818	62,641
Broadcast & operations	19,712	19,851	21,960
Programming & content	23,109	25,379	17,649

Total cost of revenue	147,952	122,456	111,956
Research & development (excludes depreciation and amortization, shown below)	12,285	10,843	13,689
General & administrative (excludes depreciation and amortization, shown below)	27,418	26,448	20,250
Marketing (excludes depreciation and amortization, shown below)	200,267	169,165	93,584
Impairment of goodwill	—	11,461	—
Depreciation & amortization	158,317	118,588	42,660

Total operating expenses	546,239	458,961	282,139

Operating loss	(454,458)	(438,780)	(281,606)
Other income (expense):
Interest income	3,066	5,111	15,198
Interest expense	(110,349)	(63,573)	(18,131)
Other income (expense)	(22,794)	2,230	160

Net loss	(584,535)	(495,012)	(284,379)

8.25% Series B preferred stock dividend requirement	(2,471)	(3,766)	(3,766)
8.25% Series B preferred stock retirement gain	8,761	—	—
8.25% Series C preferred stock dividend requirement	(15,098)	(17,093)	(19,387)
8.25% Series C preferred stock retirement loss	(11,537)	—	—

Net loss attributable to common stockholders	$(604,880)	$(515,871)	$(307,532)

Net loss per share:
Basic and diluted	$(4.83)	$(5.95)	$(5.13)

Weighted average shares used in computing net loss per share-basic and diluted	125,176,320	86,735,257	59,920,196

See accompanying notes to consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net loss	$(584,535)	$(495,012)	$(284,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	2,077	493	10
Ad sales barter revenue	(1,127)	(330)	—
Depreciation and amortization	158,317	118,588	42,660
Accretion of interest	45,227	—	—
Loss on disposal of computer equipment	464	—	197
Net non-cash loss on conversion or redemption of notes	24,777	—	—
Amortization of deferred financing fees and debt discount	17,409	5,323	—
Non-cash stock-based compensation	3,003	1,507	4,867
Impairment of goodwill	—	11,461	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(11,480)	(3,771)	(488)
Increase in due from related parties	(3,698)	(1,478)	—
(Increase) decrease in prepaid and other current assets	(9,611)	5,688	(6,905)
Increase in accounts payable and accrued expenses	59,435	20,349	29,531
Increase in amounts due to related parties	24,256	30,664	2,696
Increase in deferred revenue	41,587	11,242	—
Increase (decrease) in accrued interest	(11,224)	987	8,763

Net cash used in operating activities	(245,123)	(294,289)	(203,048)

Cash flows from investing activities:
Purchase of property and equipment	(15,685)	(35,598)	(58,520)
Additions to system under construction	(4,108)	(32,813)	(142,321)
Net (purchase) maturity of short-term investments	—	18,358	(28,355)
Net maturity of restricted investments	22,750	45,500	40,317
Other investing activities	11,664	(2,483)	(32,482)

Net cash provided by (used in) investing activities	14,621	(7,036)	(221,361)

Cash flows from financing activities:
Proceeds from sale of common stock and capital contribution	253,102	159,074	199,219
Proceeds from issuance of 10% senior secured discount convertible notes	210,000	—	—
Proceeds from issuance of 12% senior secured notes	185,000	—	—
Proceeds from issuance of 7.75% convertible subordinated notes	—	—	125,000
Proceeds from loan payable	—	—	35,000
Repayment of 7.75% convertible subordinated notes	(6,723)	—	—
Repurchase of Series B preferred stock	(10,162)	—	—
Payments on mortgage on facility	(420)	(335)	29,000
Payments on capital lease obligations	(2,722)	(2,440)	—
Payments for deferred financing costs	(12,084)	(4,653)	(6,124)
Other net financing activities	—	—	(92)

Net cash provided by financing activities	615,991	151,646	382,003

Net increase (decrease) in cash and cash equivalents	385,489	(149,679)	(42,406)
Cash and cash equivalents at beginning of period	32,818	182,497	224,903

Cash and cash equivalents at end of period	$418,307	$32,818	$182,497

See accompanying notes to consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Series A Convertible Preferred Stock		Series B Convertible Redeemable Preferred Stock		Series C Convertible Redeemable Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance at January 1, 2001	10,786,504	$108	867,289	$9	235,000	$2	34,073,994	$341	16,557,262	$166	—	$—	$1,061,921	$(106,595)	$955,952
Conversion of Class B common stock	—	—	—	—	—	—	16,557,262	166	(16,557,262)	(166)	—	—	—	—	—
Incentivized conversion of convertible subordinated notes to Class A common stock	—	—	—	—	—	—	4,194,272	42	—	—	—	—	50,950	—	50,992
Secondary public offerings	—	—	—	—	—	—	19,000,000	190	—	—	—	—	197,896	—	198,086
Series B convertible redeemable preferred stock dividends	—	—	—	—	—	—	466,180	5	—	—	—	—	(5)	—	—
Issuance of shares to employees through stock option and purchase plans	—	—	—	—	—	—	190,460	1	—	—	—	—	1,132	—	1,133
Non-cash stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	4,867	—	4,867
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(284,379)	(284,379)

Balance at December 31, 2001	10,786,504	$108	867,289	$9	235,000	$2	74,482,168	$745	—	$—	—	$—	$1,316,761	$(390,974)	$926,651
Conversion of Series C convertible preferred stock	—	—	—	—	(35,000)	—	1,964,354	19	—	—	—	—	(19)	—	—
Secondary public offering	—	—	—	—	—	—	14,477,443	145	—	—	—	—	157,985	—	158,130
Issuance of shares to employees through stock option and purchase plans	—	—	—	—	—	—	200,751	2	—	—	—	—	1,032	—	1,034
Series B convertible redeemable preferred stock dividends	—	—	—	—	—	—	581,340	6	—	—	—	—	(5)	—	1
Non-cash stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,507	—	1,507
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(495,012)	(495,012)

Balance at December 31, 2002	10,786,504	$108	867,289	$9	200,000	$2	91,706,056	$917	—	$—	—	$—	$1,477,261	$(885,986)	$592,311
Conversion of Series C convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Sale of shares of Class A common stock	—	—	—	—	—	—	27,690,811	277	—	—	—	—	229,183	—	229,460

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Series A Convertible Preferred Stock		Series B Convertible Redeemable Preferred Stock		Series C Convertible Redeemable Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Issuance of 10% senior secured discount notes—beneficial conversion feature	—	—	—	—	—	—	—	—	—	—	—	—	68,879	—	68,879
Conversion of Series B convertible redeemable preferred stock	—	—	(393,000)	(4)	—	—	—	—	—	—	—	—	(10,160)	—	(10,164)
Conversion of Series C convertible redeemable preferred stock	—	—	—	—	(80,000)	(1)	11,951,381	120	—	—	—	—	(118)	—	1
Issuance of shares of Class A common stock to convert or redeem notes outstanding	—	—	—	—	—	—	19,232,230	193	—	—	—	—	115,739	—	115,932
Issuance of shares of Class A common stock from redemption of warrants	—	—	—	—	—	—	8,393,804	83	—	—	—	—	107,259	—	107,342
Issuance of shares through stock–based compensation plans	—	—	—	—	—	—	1,206,149	12	—	—	—	—	10,643	—	10,655
Series B convertible redeemable preferred stock dividends	—	—	—	—	—	—	484,763	5	—	—	—	—	(1)	—	4
Non-cash stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,003	—	3,003
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(584,535)	(584,535)

Balance at December 31, 2003	10,786,504	$108	474,289	$5	120,000	$1	160,665,194	$1,607	—	$—	—	$—	$2,001,688	$(1,470,521)	$532,888

See accompanying notes to consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

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

In the Company’s opinion, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Holdings Inc. and its subsidiaries as of December 31, 2003 and 2002, and the results of operations and cash flows for the years ended December 31, 2003, 2002 and 2001. Certain reclassifications have been made to prior-period amounts to conform with the 2003 presentation, including the reclassification of ad sales expense and certain revenue share payments to cost of revenue. In addition, in July 2003, the Emerging Issues Task Force provided additional guidance on Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The additional guidance states that the carrying amount of preferred stock should be reduced by the issuance costs of the preferred stock in the calculation of earnings per share. This guidance was effective in fiscal periods ending after September 15, 2003. The net loss available to common stockholders for the year ended December 31, 2003 reflects these adjustments (see Note 17).

(c)  Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had the following cash and cash equivalents balances (in thousands):

	December 31,
	2003	2002
Cash on deposit	$8,075	$9,286
Money market funds	410,232	18,527
Commercial paper	—	5,005

	$418,307	$32,818

(d)  Short-term Investments

At December 31, 2002, the Company held commercial paper with maturity dates of less than one year that were stated at amortized cost, which approximated fair value.

(e)  Restricted Investments

Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest income. At December 31, 2003 and 2002, restricted investments represented securities held in escrow to secure the Company’s future performance with regard to certain contracts and obligations, which include certain facility leases and other secured credits. The investments are principally money market funds and certificates of deposit. At December 31, 2002 restricted investments included securities held in escrow to secure the Company’s future performance with regard to payments under the Hughes Electronics Corporation (“Hughes”) terrestrial repeater contract, and the interest payments required on the Company’s 14%

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

senior secured notes due 2010 through March 2003. The interest reserve consisted of US Treasury securities classified as held-to-maturity investments. The amortized cost, gross unrealized holding gains and fair value of the restricted investments at December 31, 2003 and 2002, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Fair Value
At December 31, 2003:
Contract escrow	$116	$—	$116
Collateral for letters of credit and other secured credit	4,035	—	4,035

	$4,151	$—	$4,151

At December 31, 2002:
Interest reserve	$22,914	$126	$23,040
Collateral for letters of credit and other secured credit	6,828	—	6,828

	$29,742	$126	$29,868

The Company established a restricted cash account for the purpose of satisfying certain interest payments, the last of which was made in March 2003, on its 14% high-yield notes maturing in 2010. Cash maintained in the restricted account was primarily invested in a US Treasury Strip. As of December 31, 2002, XM had one Treasury Strip investment on a held-to-maturity basis maturing in February 2003. The fair value of the US Treasury Strips at December 31, 2002, was $22,713,600, and the maturity value was $22,750,000. The remainder of the fair value at December 31, 2002, consisted of a $327,000 Treasury Bill that matured in March 2003.

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

Depreciation of the Company’s in-orbit satellites commenced in May and June 2001 upon acceptance from Boeing Satellite Systems (BSS). Amortization and depreciation of the ground systems/spacecraft control facilities and related computer systems commenced on September 25, 2001, which was the date the service was launched in the Company’s lead markets. Depreciation of the broadcast facilities and the terrestrial repeaters commenced when they were placed in service.

In the first quarter of 2003, the Company filed the proofs of loss for constructive total loss claims on both its satellites with its insurance carriers for the aggregate sum insured (less applicable salvage), relating to a progressive degradation problem with the solar array output power of Boeing 702 class satellites, including XM Rock and XM Roll, identified to its insurers in September 2001. The Company has launch and in-orbit insurance policies that provide coverage to it for a total, constructive total or partial loss of each of its satellites where such loss arises from an occurrence within the first five years after launch (both satellites were launched during the first half of 2001). The aggregate sum insured in the event of the total or constructive total loss of both satellites is $400 million ($200 million per satellite). During the third quarter of 2003, the Company received letters from its insurers rejecting its proofs of loss and denying its claims. The Company is continuing correspondence and meetings with individual and groups of insurers to resolve this matter and will proceed with negotiations, arbitration or litigation as necessary to recover the losses. The Company continues to believe that it will ultimately receive insurance payments adequate to launch its spare satellite and fund a portion of XM-4, although there can be no assurance as to the amount of any insurance proceeds, or that any insurance proceeds will be received in a timely manner.

In light of the progressive degradation noted above, the Company plans to launch its ground spare satellite (“XM-3”) into one orbital slot by year-end 2004, and operate XM Rock and XM Roll collocated in the other orbital slot. In 2007, the Company plans to launch XM-4 to replace the collocated XM Rock and XM Roll. In this way, the Company will have replacement satellites in orbit and operating prior to the times XM Rock and XM Roll can no longer provide full service, or half service in collocated mode.

Since the solar array power degradation issue is common to the first six Boeing 702 class satellites now in orbit, the manufacturer and the Company are closely watching the progression of the problem, including data from a satellite that has been in orbit longer than either of the Company’s two satellites by approximately 15 and 17 months, respectively. With this advance visibility of performance levels, a firm launch commitment for a spare satellite in the fourth quarter of 2004, the ability to provide full service for an extended period of time with XM Rock and XM Roll collocated in one orbital slot and the spare located in the other slot (which would allow partial use of the existing satellites through the first quarter of 2008), firm commitments to build a fourth satellite and provide launch services therefore, and various mitigation actions to extend the full or partial use of the existing satellites, the Company believes that it will be able to launch additional satellites prior to the time the solar array power problem might cause the broadcast signal strength to fall below minimum acceptable levels.

Based on the consistency of the degradation trends (with no substantial improvement to date) and continuing analyses by BSS and the Company, the Company’s management adjusted the estimated useful lives of its in-orbit satellites, with effect from September 2002, to the period running through first quarter 2008 (approximately 6.75 years from launch). The Company’s management will continue to monitor this situation carefully and may re-adjust the estimated useful lives of its in-orbit satellites based on future information. The Company has not recorded any impairment due to its forecasted cash flows (which are sufficient to recover the system assets); however, should the Company reduce or not meet its forecasted cash flows or reduce further the estimated useful lives of the satellites, it may be required to record an impairment (which may be substantial) at that time. The Company has not adjusted the estimated useful lives of its spacecraft control facilities, as it believes these facilities will continue to be of use in its system as XM-3 and if necessary XM-4 are launched.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

Had the Company used 6.75 years for the life of the satellites from the in-service date, the net loss attributable to common stockholders would have been impacted as follows:

	Year ended December 31,
	2003	2002	2001
	(amounts in thousands, except per share data)
Net loss as reported attributable to common stockholders	$(604,880)	$(515,871)	$(307,532)
Add effect of change on depreciation of satellites	—	(31,622)	(26,575)

Adjusted net loss attributable to common stockholders	$(604,880)	$(547,493)	$(334,107)

Per share amounts
Adjusted net loss per share—basic and diluted	$(4.83)	$(6.31)	$(5.58)

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently, if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

(h)  DARS License, Goodwill and Other Intangible Assets

The Company adopted the provisions of SFAS No. 141, Business Combinations (“SFAS No.141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) as of January 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 establishes criteria which intangible assets acquired in a business combination must meet in order to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144.

In applying the standards established by SFAS No. 142, the Company determined that its DARS license was an intangible asset having an indefinite useful life. While the DARS license has a renewable eight-year term, the Company believes that the administrative fees necessary to renew the license will be de minimis compared to the initial fee to obtain the license, and the Company has met all of the established milestones specified in the FCC license agreement. The Company also anticipates no difficulties in renewing the license as long as the Company continues to adhere to the various regulatory requirements established in the license grant. Although the Company faces competition from a variety of sources, the Company does not believe that the risks of the technology becoming obsolete or of a decrease in demand for the DARS service are significant. Further, the Company believes that its license is comparable with the licenses granted to other broadcasters, which are also classified as indefinite-lived intangible assets. Upon adoption, the Company was required to evaluate its existing acquired intangible assets and goodwill, and to make any necessary reclassifications in order to conform to the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was also required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. Since the Company’s DARS license, with a carrying amount of $144.0 million at January 1, 2002, is an intangible asset having an indefinite useful life, it was tested for impairment in

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

accordance with the provisions of SFAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Based on the Company’s analysis, no impairment existed. In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Company was required to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. The goodwill balance was $11.5 million as of January 1, 2002 (the date the Company implemented SFAS No. 142). The Company identified one reporting unit and determined the carrying value; the fair value of the reporting unit was computed by determining its enterprise value, which consisted of the Company’s market capitalization and the fair value of its long-term debt. The Company determined that the fair value exceeded the carrying value and that there were no indications that goodwill had been impaired as of January 1, 2002, the date of implementation.

Amortization expense related to goodwill was $915,000 during the year ended December 31, 2001. Amortization expense for the DARS license was $2.2 million during the year ended December 31, 2001. Amortization of the DARS license did not begin until September 25, 2001, when the Company commenced commercial operations, and no amortization has been taken since January 1, 2002, when the Company adopted SFAS No. 142. Amortization expense for the other intangibles was $1.3 million, $1.5 million and $460,000 during the years ended December 31, 2003, 2002 and 2001, respectively. The Company did not begin amortizing acquired programming agreements until September 25, 2001, when the Company commenced commercial operations. The Company is continuing to amortize intangible assets consisting of programming and receiver agreements that had a carrying value of $8.4 million and $9.7 million, respectively, as of December 31, 2003 and 2002, respectively, over their estimated useful lives of 10 years. The estimated amortization for the programming and receiver agreements for the years ended 2004 to 2007 is $1.3 million for each year.

In connection with the January 2003 financing transactions (see Note 3), the carrying value of the DARS license was reduced by $2.8 million, which was allocated as a discount associated with the fair value of the consideration provided to certain of these investors at the time of the issuance of the 10% Senior Secured Discount Convertible Notes.

As part of the annual impairment testing in 2002, the Company performed an assessment of the fair value of its sole reporting unit as defined by SFAS No. 142 and compared it to the carrying value of its reporting unit. The Company’s market capitalization had fallen below the Company’s book value, indicating that the reporting unit’s indefinite lived intangible assets, goodwill and the DARS license, may be impaired. During 2002, the Company recorded an impairment charge of $11.5 million to write-off the entire net book value of its goodwill upon completing the annual impairment review required by SFAS No. 142, as fully described in Note 5.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

The following table shows what net loss would have been for the year ended December 31, 2001, exclusive of amortization expense recognized related to goodwill and indefinite-lived intangible assets (both of which were no longer amortized after December 31, 2001):

Year ended December 31,
2001
(in thousands)
Net loss attributable to common stockholders	$(307,532)
Add back: Amortization of goodwill	915
Amortization of DARS license	2,229
Amortization of other intangibles	460

Adjusted net loss attributable to common stockholders	$(303,928)

Per share amounts
Adjusted net loss per share	$(5.07)

(i)  Deferred Financing Fees and Other Assets

Deferred financing fees consist primarily of legal, accounting, printing and investment banking fees as well as fees paid for lines of credit associated with the Company’s debt financing. Deferred financing fees are amortized over the life of the corresponding debt facility.

(j)  Revenue Recognition

The Company derives revenue primarily from basic and premium subscriber subscription and activation fees as well as advertising, direct sales of equipment and royalties.

Revenue from subscribers, which is generally billed in advance, consists of (i) fixed charges for service, which are recognized as the service is provided and (ii) non-refundable activation fees that are recognized ratably over the expected 40-month life of the customer relationship. Direct activation costs are expensed as incurred. Promotions for free or discounted service are treated as a reduction to revenue during the period of the promotion. Sales incentives, consisting of rebates to subscribers, are recorded as reductions to revenue when claimed. Discounts to equipment which are sold with service are allocated to equipment and service based on relative fair value.

The Company recognizes advertising revenue from sales of advertisements in the period in which the advertisement is broadcast. Agency fees are presented as a reduction to revenue in the consolidated statement of operations. Advertising revenue for the years ended December 31, 2003 and 2002, respectively, included advertisements sold in exchange for goods and services (barter) recorded at fair value. Revenue from barter transactions is recognized when advertisements are broadcast. Merchandise or services received are charged to expense when received or used. Barter transactions are not significant to the Company’s consolidated financial statements.

Equipment revenue is recognized at the time of shipment of the equipment. Royalty and other revenue is recognized when earned.

(k)  Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations including FASB Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB opinion No. 25 issued in March 2000, and complies with the disclosure provisions of SFAS

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, issued in December of 2002. Under APB 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

The Company adopted FIN No. 44 in July 2000 to account for stock options that were repriced in July 1999. The application resulted in additional compensation of $0, $1,000 and $1,232,000 during the years ended December 31, 2003, 2002 and 2001, respectively. Additional compensation charges may result depending upon the market value of the common stock at each balance sheet date.

At December 31, 2003, the Company had one stock-based employee compensation plan, which is described more fully in Note 11(f). The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, other than compensation charges associated with repriced options under FIN No. 44 in 2002 and 2001, as all options granted under the plan had an exercise price equal to the determined market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2003	2002	2001
	(amounts in thousands, except per share data)
Net loss attributable to common stockholders, as reported	$(604,880)	$(515,871)	$(307,532)
Add: stock-based employee compensation expense included in net loss, net of tax	—	941	2,540
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(25,769)	(23,067)	(18,693)

Pro forma net loss	$(630,649)	$(537,997)	$(323,685)

As reported net loss per share—basic and diluted	$(4.83)	$(5.95)	$(5.13)
Pro forma net loss per share—basic and diluted	$(5.04)	$(6.20)	$(5.40)

For SFAS No. 123 disclosures purposes, the weighted average-fair value of each employee option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model. The assumptions used are described more fully in Note 11(f).

(l)  Research & Development

Research & development costs are expensed as incurred.

(m)  Advertising & Marketing

Advertising & marketing costs, including media, events, training and marketing materials for retail and automotive dealer points of presence, are discretionary costs that are expensed as incurred. These costs are included in marketing. During the years ended December 31 2003, 2002, and 2001, the Company expensed approximately $64.3 million, $91.6 million, and $75.5 million, respectively.

(n)  Net Income (Loss) Per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

common shares outstanding during the period. Diluted net loss available per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company has presented historical basic and diluted net loss per share. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share is the same.

(o)  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the tax benefits and consequences in future years of differences between the tax bases of assets and liabilities and the financial reporting amounts at each year-end and operating loss and tax credit carryforwards, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the sum of taxes payable for the period and the change during the period in deferred tax assets and liabilities.

(p)  Accounting Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Company. Significant estimates include valuation of the Company’s investment in the DARS license and its identification as an asset with an indefinite life, the allowance for doubtful accounts, the valuation of intangible assets, the recoverability of the long-lived assets, the costs to terminate certain terrestrial repeater site leases, the estimated life of a subscriber’s subscription, the payments to be made to distributors and manufacturers for radios sold or activated, the amount of royalties to be paid on radios and/or components manufactured or revenue generated, the amount of stock-based compensation arrangements and the valuation allowances against deferred tax assets. Accordingly, actual amounts could differ from these estimates.

Payments owed to manufacturing and distribution partners are expensed during the month in which the manufacture, sale, and/or activation of the radio unit occurs. The amounts of these expenses are dependent upon units provided by internal Company systems and processes (i.e. subscriber management system and supply chain management system) and partner systems and processes. However, due to lags in receiving manufacturing and sales data from partners, estimates of amounts due are necessary in order to record monthly expenses. In subsequent months when lagged data is received from partners, expenses are reconciled, and adjusted where necessary. Since launching commercial operations, the Company continues to refine the estimation process based on an increased understanding of the timing lags, and close working relationships with business partners. Estimates recorded on the Company’s books are generally adjusted to actuals within two months.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

(q)  Reclassifications

Certain 2002 and 2001 amounts have been reclassified to conform to the current year presentation.

(r)  Derivative Instruments and Hedging Activities

The Company has reviewed its contracts and has determined that it has no stand alone derivative instruments. The Company does not engage in hedging activities.

(s)  Recent Accounting Pronouncements

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

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company recorded losses of $24.7 million during the year ended December 31, 2003 from the early retirement of debt with a carrying value including accrued interest of $125.2 million. The loss is reported in other income (expense) in the consolidated statement of operations for the year ended December 31, 2003.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The disclosures required by SFAS No. 148 are included in note 1(k) to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. On December 24, 2003, the FASB issued final modified FASB Interpretation No. 46 (“FIN 46R”), primarily to clarify the required accounting for interests in VIEs. Application of FIN 46R is required in financial statements of public entities that have interests in VIEs that are commonly referred to as special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities for all other types of VIEs (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R is not expected to have a material impact on the financial position or the financials results of the Company.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

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

The Emerging Issues Task Force issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables addressing the allocation of revenue among products and services in bundled sales arrangements. EITF 00-21 is effective for arrangements entered into in fiscal periods after June 15, 2003. Based on the Company’s sales and marketing programs in place during 2003, the application of the new pronouncement has not had a material impact on the Company’s financial statements. However, the Company’s sales and marketing programs may change over time, and the Company will continue to evaluate the applicability of EITF 00-21 as it relates to sales of service and hardware. This new pronouncement has no impact on the economics of the Company’s sales and marketing programs, but it does impact the timing and classification of revenue reported within the financial statements and has a corresponding impact on the Average Revenue per Subscriber (“ARPU”). As a result of this new pronouncement, the Company recognized a lower subscriber ARPU for the period.

In July 2003, the Emerging Issues Task Force provided additional guidance on Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The additional guidance states that the carrying amount of preferred stock should be reduced by the issuance costs of the preferred stock in the calculation of earnings per share. This guidance is effective in fiscal periods ending after September 15, 2003 and is retroactively reflected in the financial statements of prior quarters. This guidance resulted in a reduction of the gains recorded on the retirement of the Company’s Series B preferred stock during 2003 of $727,000 to reflect the amount of the issuance costs of the preferred stock retired. The net loss available to common stockholders for 2003 reflects these adjustments. This guidance did not impact the net loss or financial position of the Company.

(2)  Liquidity

The Company is devoting its efforts to market its digital audio radio service and to increase its subscriber base. This effort involves substantial risk and future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. The Company commenced commercial operations in the fourth quarter of 2001 and has an accumulated deficit of $1,471 million as of December 31, 2003. The Company has raised $2.4 billion of equity and debt net proceeds from inception through December 31, 2003 from investors and strategic partners to fund its operations. This includes $206 million of net funds raised in the January 2003 financing transactions, $179 million of net funds raised in the June 2003 transaction (including $10 million raised in July 2003 from the exercise of an over-allotment option), $150 million of net funds raised in the September 2003 transactions and $66 million of net funds raised through the Direct Stock Purchase Program in 2003. The January 2003 financing transactions also included $250 million of payment deferrals and a line of credit. The proceeds received have been used to acquire the Company’s DARS license, make required payments for the Company’s system, including the satellites, terrestrial repeater system, and ground networks, and for working capital and operating expenses. In January 2004, we also raised $177 million of net proceeds from the sale of Class A common stock, augmenting the Company’s liquidity. Provided that the Company meets the revenue, expense and cash flow projections of its business plan, the Company expects to be fully funded and will not need to raise additional financing to continue operations or to fund the completion and launch of XM-3 and the construction of XM-4. The Company may need to raise additional funding for the launch of XM-4 depending on the amount and timing of the receipt of the insurance proceeds and other factors.

(3)  Recent Financing and De-leveraging Transactions

(a)  January 2004 Financing

Offering of shares of Class A common stock

On January 28, 2004, the Company completed a public offering of 20,000,000 shares of its Class A Common Stock at $26.50 per share, 13,000,000 shares of which were offered for sale by certain selling stockholders. This 7,000,000 share offering resulted in gross proceeds of $185.5 million to the Company. The proceeds from this offering were used in part to repay the unvested portion of the 10% Senior Secured Convertible Note due December 31, 2009 to Onstar.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

(b)  September 2003 Financing

Offering of shares of Class A common stock

On September 11, 2003, the Company completed a public offering of 11,320,755 shares of its Class A Common Stock at $13.25 per share to Legg Mason Funds Management, Inc., Legg Mason Capital Management, Inc., and another large institutional investor, each on behalf of its investment advisory clients. This offering resulted in gross proceeds of $150 million.

(c)  June 2003 Financing

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

(d)  January 2003 Financing

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

14% Senior Secured Discount Notes Issued in Exchange

The Company accepted for exchange $300.2 million aggregate principal amount of the previously outstanding $325.0 million of Inc.’s 14% Senior Secured Notes due 2010 (“Old Notes”). For each $1,000 principal amount of notes tendered for exchange, the tendering holder received:

•	$1,459 principal amount at maturity of 14% Senior Secured Discount Notes due 2009 (“New Notes”) issued by Inc. and guaranteed by XM;

•	a warrant to purchase 85 shares of the Company’s Class A common stock at an exercise price of $3.18 per share; and

•	$70 in cash.

The exercise price of each warrant may be paid either in cash or without the payment of cash by reducing the number of shares of Class A common stock that would be obtainable upon the exercise of a warrant. The warrants are fully vested and expire December 31, 2009. The face value of the New Notes is reduced by a discount of $60,981,000 associated with the fair value of the related warrants. The fair value of the warrants was calculated using a Black-Scholes based methodology. The face value of these notes is also reduced by an allocation of the unamortized discount on the Old Notes of $52,421,000. This exchange was accounted for as a troubled debt restructuring, and therefore, the modification of terms has been accounted for prospectively from the time of the restructuring. The New Notes are reported on the Company’s consolidated balance sheet as of December 31, 2003 as follows (in thousands):

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

Face amount of notes at January 28, 2003	$300,176
Discount at January 28, 2003	(113,402)

Carrying amount of notes at January 28, 2003	$186,774
Discount amortization/interest accretion	31,270
Extinguishments	(40,964)

Carrying amount of notes at December 31, 2003	$177,080

Restructuring of GM Obligations

Under certain agreements with General Motors (“GM”) and its subsidiary, OnStar Corporation (“OnStar”), the Company and Inc. issued to OnStar a 10% Senior Secured Convertible Note due December 31, 2009 with an aggregate principal amount of $89 million in lieu of Inc.’s obligation to make $115 million in guaranteed payments from 2003 to 2006 under the distribution agreement with OnStar Corporation. The Company also entered into a $100 million credit facility with GM and issued a warrant to GM to purchase 10 million shares of Class A common stock at an exercise price of $3.18 per share. The warrant is fully vested and expires after five years. The Company determined that the fair value of the warrant was $25.2 million, and the unamortized amount is included in deferred financing fees on the Company’s consolidated balance sheet as of December 31, 2003. The fair value of the warrant was calculated using a Black-Scholes based methodology. The note issued to OnStar is convertible and the warrant exercisable only to the extent GM would not beneficially own more than 19.9% of the Company’s Class A common stock, unless the Company and GM otherwise agree and certain stockholder approvals are obtained.

OnStar will be able to convert the note into shares of Class A common stock pursuant to a vesting schedule so that on each date prior to and including December 31, 2006 that the Company would have been obligated to make scheduled guaranteed payments under the distribution agreement, a pro rata portion of the OnStar note corresponding to the scheduled guaranteed payment will become convertible at the option of OnStar at a conversion price equal to 90% of the fair market value of a share of Class A common stock (calculated as described above) on the date of conversion; provided that, the conversion price will be not less than $5 per share nor greater than $10 per share during 2003, not less than $5 per share nor greater than $15 per share during 2004, and not less than $5 per share nor greater than $20 per share thereafter. In February 2004, the Company completed the redemption of the OnStar note. As described in Note 9(i), in February 2004, the Company completed the redemption of the OnStar note.

GM provided the Company and Inc. with a $100.0 million Senior Secured Credit Facility, maturing as late as December 2009, that enables the Company to make monthly draws to finance payments that become due under the Company’s distribution agreement with OnStar Corporation and other GM payments. This facility was amended in January 2004 and became a revolver. The Company and Inc. are co-borrowers under this credit facility. The outstanding principal amount of all draws will be due December 31, 2009 and bear interest at the applicable 90-day LIBOR rate plus 10% through December 31, 2003, and effective January of 2004 bears interest at a per annum rate of LIBOR plus 8%. The Company will be able to make interest payments semiannually in shares of Class A common stock having an aggregate fair market value at the time of payment equal to the amount of interest due. The fair market value will be based on the average daily trading prices of the Class A common stock over the ten business days prior to the day the interest payment is due. The Company has the option to prepay all draws in whole or in part at any time, and, with effect from the January 2004 amendment, may re-borrow prepaid amounts. Beginning in 2005, the Company will be required to prepay the amount of any outstanding advances in an amount equal to the lesser of (i) 50% of the Company’s excess cash and (ii) the amount necessary to prepay the draws in full. In order to make draws under the credit facility, the Company is required to have a certain minimum number of subscribers that are not originated by GM and a minimum pre-marketing cash flow.

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

DECEMBER 31, 2003 AND 2002

Private Placement of 10% Senior Secured Discount Convertible Notes and Class A Common Stock

The Company sold $210.0 million of 10% Senior Secured Discount Convertible Notes due December 31, 2009 to certain institutional and accredited investors, including some of its current investors. The Company and Inc. are co-obligors on these new investor notes. At any time, a holder of new investor notes may convert all or part of the accreted value of its notes at a conversion price of $3.18 per share. The face value of the 10% senior secured discount convertible notes is reduced by a discount of $2,842,000 associated with the fair value of the consideration provided to certain of these investors at the time of issuance. The face value of these notes is further reduced by a beneficial conversion feature of $68,879,000. These notes are reported on the Company’s consolidated balance sheet as of December 31, 2003 as follows (in thousands):

Face amount of notes at January 28, 2003	$210,000
Warrant discount at January 28, 2003	(2,842)
Beneficial conversion feature	(68,879)

Carrying amount at January 28, 2003	$138,279
Discount amortization/interest accretion	21,402
Extinguishments	(16,165)

Carrying amount at December 31, 2003	$143,516

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

The Company also sold $15.0 million of its Class A common stock at a per share purchase price of $2.70 to a private investor and issued a warrant to purchase 900,000 shares of its Class A common stock at an exercise price of $3.18 per share to R. Steven Hicks, who joined the Company’s board of directors in connection with these transactions. This warrant was valued at $2.3 million using a Black-Scholes based methodology, and the unamortized amount is included in deferred financing fees on the consolidated balance sheet as of December 31, 2003.

De-leveraging Transactions

During the year the Company entered into agreements with certain holders of its notes to exchange $125.2 million carrying value, or $160.1 million fully accreted face value at maturity, of their notes, for $6.8 million in cash consideration and 19,232,230 shares of Class A common stock. The Company recorded a net loss of $24.7 million from these debt extinguishments in other expense on the consolidated statement of operations for the year ended December 31, 2003.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

Also, the Company entered into agreements with certain holders of its 8.25% Series B convertible redeemable preferred stock to exchange $19.7 million in shares of Series B preferred stock for $10.2 million in cash consideration. The Company recorded an increase of $9.5 million in additional paid-in capital on the consolidated balance sheet as of December 31 2003 and reduced the net loss attributable to common stockholders for the year ended December 31, 2003 by $8.8 million from the retirement of this preferred stock. The Company also entered into agreements with certain holders of its 8.25% Series C convertible redeemable preferred stock to exchange $101.0 million carrying value, in shares of Series C preferred stock, for 11,951,381 shares of Class A common stock. The Company recorded a decrease of $11.5 million in additional paid-in-capital on the consolidated balance sheet as of December 31, 2003 and increased the net loss attributable to common stockholders for the year ended December 31, 2003 by a corresponding amount from the exchange of this preferred stock. Additionally, the Company entered into agreements with certain holders of Class A common stock warrants to exchange 55,846 warrants convertible into 4,746,910 shares of Class A common stock for 3,579,818 shares of common stock and received $13.0 million in cash proceeds from the exercise of 47,962 warrants converted into 4,076,770 shares of Class A common stock.

As a result of these de-leveraging transactions, during 2003 the Company eliminated approximately $245.9 million of carrying value including accrued interest of debt and preferred securities or approximately $280.7 million of face amount at maturity. The Company eliminated $2.1 million carrying value including accrued interest ($2.0 million face amount at maturity) of its 14% Senior Secured Notes due 2010, $65.5 million carrying value including accrued interest ($94.2 million face amount at maturity) of its 14% Senior Secured Discount Notes due 2009 issued in January 2003, $33.6 million carrying value including accrued interest ($33.4 million of face amount at maturity) of its 7.75% Convertible Subordinated Notes due 2006, $24.0 million carrying value including accrued interest ($30.5 million face amount at maturity) of its 10% Senior Secured Discount Convertible Notes due 2009, $19.7 million of its Series B preferred stock and $101.0 million carrying value of its Series C preferred stock.

(4)  Related Party Transactions

The Company had the following amounts due from related parties at December 31, 2003 and 2002 (in thousands):

	December 31,
	2003	2002
General Motors Corporation (“GM”)	$4,124	$1,478
Honda	1,052	—

Total	$5,176	$1,478

The Company had the following amount as related party prepaid expense at December 31, 2003 and December 31, 2002 (in thousands):

	December 31,
	2003	2002
GM	$66,782	$—

The Company had the following amounts outstanding to related parties at December 31, 2003 and 2002 (in thousands):

	December 31,
	2003	2002
GM	$25,204	$20,908
Hughes	59	58
DIRECTV, Inc. (“DIRECTV”)	—	3
Clear Channel	761	3,059

	$26,024	$24,028

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

The Company had the following long-term related party debt at December 31, 2003 and December 31, 2002 (in thousands):

	December 31,
	2003	2002
GM	$141,891	$—

Beginning in the fourth quarter of 2002, the Company engaged in activities with GM and Honda to jointly promote XM service subscriptions to new car buyers. At December 31, 2003, there were 320,473 subscribers in promotional periods (typically ranging from three months to one year in duration) paid for by the vehicle manufacturers. These subscriptions are included in the Company’s subscriber total. Revenues earned from related parties, primarily from these subscriptions, are as follows (in thousands):

	Years Ended December 31,
	2003	2002
General Motors Corporation (“GM”)	$11,630	$256
Honda	368	—

	$11,998	$256

The Company has relied upon certain related parties for legal, technical, marketing and other services during the years ended December 31, 2003, 2002 and 2001. Total costs incurred in transactions with related parties are as follows (in thousands):

	Year ended December 31, 2003
	GM	Hughes	DIRECTV	Clear Channel	LCCI	Motient
Terrestrial repeater network	$—	$278	$—	$—	$—	$—
Terrestrial repeater site leases	—	—	—	60	—	—
Customer care & billing operations	960	—	—	—	—	—
Marketing	107,346	—	—	8,646	—	—
General & administrative	—	—	—	—	—	—

	Year ended December 31, 2002
	GM	Hughes	DIRECTV	Clear Channel	LCCI	Motient
Terrestrial repeater network	$—	$10,386	$—	—	$3,089	$—
Terrestrial repeater site leases	––	—	—	57	—	—
Customer care & and billing operations	178	—	—	—	—	—
Marketing	29,915	—	125	10,182	—	—
General & administrative	—	—	3	—	—	—

	Year ended December 31, 2001
	GM	Hughes	DIRECTV	Clear Channel	LCCI	Motient
Terrestrial repeater network	$—	$88,116	$—	$—	$59,958	$—
Terrestrial repeater site leases	—	—	—	36	—	—
Customer care & billing operations	—	—	623	—	—	—
Marketing	1,264	—	—	4,351	—	—
General & administrative	—	—	—	—	—	193

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

(a)  GM

In 1999, the Company established a distribution agreement with GM (see Note 16 (g)). Under the terms of the agreement, GM distributes the XM Radio Service in various models of its vehicles. This agreement was amended in June 2002 and January 2003.

(b)  Hughes

In 1999, the Company entered into a terrestrial repeater manufacturing agreement with Hughes (see Note 16(e)).

(c)  DIRECTV

In 1999, the Company entered into a consulting services agreement with DIRECTV. The agreement provides for DIRECTV professionals to aid the Company’s efforts in establishing its customer care center and billing operations on a time and materials basis.

(d)  Clear Channel

Clear Channel Communications provides certain programming services to the Company. In 2000, the Company entered into a sponsorship agreement with SFX Marketing, now Clear Channel Entertainment, to advertise and promote the Company’s service at Clear Channel Entertainment events and venues. Since 2000, Premiere Radio Networks, a subsidiary of Clear Channel Communications has in the past served as one of the Company’s ad sales representatives. Under separate agreements, the Company also runs advertisements on a spot and network basis on radio stations owned by Clear Channel Communications. In addition, the Company leases 4 sites for its terrestrial repeaters from Clear Channel Communications.

(e)  LCCI

In 1999, the Company entered into the LCCI Services Contract (see Note 16(e)), and LCCI also provides certain ongoing consulting engineering work for the Company relating to the terrestrial repeater network on a time and materials basis. LCCI ceased to be a related party in 2002.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

(f)  Motient

In 1998, the Company entered into an agreement with Motient, in which Motient would provide technical and administrative support relating to the Company’s operations. Payments for services provided under this agreement were made based on negotiated hourly rates. Motient ceased to be a related party in 2002.

(5)  Impairment Charge for Goodwill

In 2002, as part of the annual impairment testing, the Company performed an assessment of the fair value of its sole reporting unit as defined by SFAS No. 142 and compared it to the carrying value of its reporting unit. The Company’s market capitalization had fallen below the Company’s book value, indicating that the reporting unit’s indefinite lived intangible assets, goodwill and the DARS license may be impaired under the test established by SFAS No. 142.

The Company determined the fair value of its assets on a class-by-class basis. The fair values of the Company’s assets were based upon the expected cash flow from the Company’s business, as adjusted for the investment and time that would be required to develop the Company’s business, and assuming a discount rate that reflects the degree of risk involved with this type of business. The fair value of the DARS license was in excess of its net book value, and therefore, no impairment was recorded. After valuing all of the Company’s remaining assets, the total value of the identifiable, individual tangible and intangible assets was in excess of the value of entire Company based upon market capitalization under SFAS No. 142. As such, no value was ascribed to the Company’s goodwill. Therefore, the Company recorded an impairment charge of $11.5 million to write-off the net book value of its goodwill as of November 30, 2002.

(6)    System Under Construction

The Company has capitalized costs related to the development of its XM Radio System to the extent that they have future benefits. The amounts recorded as system under construction consist of the following (in thousands):

	December 31,
	2003	2002
Spacecraft system	$92,450	$55,016
Spacecraft control facilities	127	—

	$92,577	$55,016

(7)  Property and Equipment

Property and equipment consists of the following (in thousands):

	2003	2002
Spacecraft system	$521,226	$521,226
Terrestrial system	267,730	266,982
Spacecraft control facilities	27,016	24,848
Broadcast facilities	59,143	59,045
Land	7,156	7,156
Building and improvements	41,906	41,884
Computer systems, furniture and fixtures, and equipment	100,387	85,061

	1,024,564	1,006,202
Accumulated depreciation	(315,063)	(158,266)

Property and equipment, net	$709,501	$847,936

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

In December 2001, the Company conducted a network optimization study and determined that the planned number of terrestrial repeater sites could be reduced. The Company established a formal plan and recognized a charge of $4.8 million, $4.0 million and $26.3 million for the years ended December 31, 2003, 2002 and 2001, respectively, with respect to the terrestrial repeater sites no longer required. The costs are principally related to the site acquisition and build-out of the identified sites. These charges have been recorded in satellite & terrestrial on the consolidated statements of operations for each of the years in the three-year period ended December 31, 2003. The charges of $4.8 million and $4.0 million in 2003 and 2002, respectively, represent additional costs associated with terminating leases on terrestrial repeater sites no longer required. The charge of $26.3 million in 2001 included $17.7 million of site-specific capitalized costs that were written off and a lease termination accrual of $8.6 million for 646 terrestrial repeater site leases. At December 31, 2003 and 2002, the Company had recorded a lease termination accrual of $4.1 million and $2.2 million, respectively which represents an estimate of the costs to terminate the remaining leases based on management’s judgment, advice of lease consultants, and early negotiations with landlords. The liability also includes the estimated costs to deconstruct the existing sites, which are based upon quotes from contractors. At December 31, 2003, 78 leases remain to be terminated.

(8)  Deferred Financing Fees

Deferred financing fees consist of the following at December 31, 2003 and 2002 (in thousands):

	December 31,
	2003	2002
14% senior secured discount notes due 2009	$6,424	$—
14% senior secured notes due 2010	622	8,868
12% senior secured notes due 2010	6,510	—
10% senior secured discount convertible notes due 2009	10,666	4,168
7.75% convertible subordinated notes due 2006	1,541	2,665
Valuation of warrants issued to GM in conjunction with credit facility	25,151	—
Valuation of warrants issued to related party in conjunction with the issuance of 10% senior secured discount convertible notes	2,288	—
Valuation of warrants issued to vendors	178	—
Mortgage	533	496
Loan payable	647	977

	$54,560	$17,174
Less accumulated amortization	(10,561)	(3,898)

Deferred financing fees, net	$43,999	$13,276

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

(9)  Long-Term Debt

Long-term debt at December 31, 2003 and 2002 consists of the following (in thousands):

	December 31,
	2003	2002
14% Senior Secured Notes due 2010 (Old Notes)	$22,824	$325,000
Less: unamortized discount	(3,726)	(57,102)
14% Senior Secured Notes due 2009 (New Notes)	262,211	—
Less: unamortized discount	(85,131)	—
12% Senior Secured Notes due 2010	185,000	—
10% Senior Secured Discount Convertible Notes due 2009	205,068	—
Less: unamortized discount	(61,552)	—
7.75% Convertible Subordinated Notes due 2006	45,703	79,057
Mortgage	28,153	28,573
Loan	35,000	35,000
Notes payable	2,644	—
Related party long-term debt	141,891	—
Capital leases	3,855	5,857

Total debt	$781,940	$416,385
Less current installments	(38,686)	(3,845)

Long-term debt, excluding current installments	$743,254	$412,540

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

The following table presents a summary of the debt activity in 2003 (in thousands):

	December 31, 2002	Issuances / Additions	January 2003 Exchange	Discount Amortization	Interest Expense	Payments	Retirements / Extinguishments	December 31, 2003
14% Senior Secured Notes due 2010 (Old Notes)	$325,000	—	$(300,176)	—	—	—	$(2,000)	$22,824
Less: discount	(57,102)	—	52,421	606	—	—	349	(3,726)
14% Senior Secured Notes due 2009 (New Notes)	—	—	300,176	—	—	—	(64,733)	235,443
Add: accretion of interest	—	—	—	—	27,518	—	(750)	26,768
Less: discount	—	(60,981)	(52,421)	4,502	—	—	23,769	(85,131)
12% Senior Secured Notes due 2010	—	185,000	—	—	—	—	—	185,000
10% Senior Secured Discount Convertible Notes	—	210,000	—	—	—	—	(23,391)	186,609
Add: accretion of interest	—	—	—	—	19,104	—	(645)	18,459
Less: discount	—	(71,721)	—	2,943	—	—	7,226	(61,552)
7.75% Convertible Subordinated Notes due 2006	79,057	—	—	—	—	—	(33,354)	45,703
Mortgage	28,573	—	—	—	—	(420)	—	28,153
Loan	35,000	—	—	—	—	—	—	35,000
Notes payable	—	2,644	—	—	—	—	—	2,644
Related party long-term debt	—	141,891	—	—	—	—	—	141,891
Capital leases	5,857	1,894	—	—	—	(2,722)	(1,174)	3,855

Total	$416,385	$408,727	$—	$8,051	$46,622	$(3,142)	$(94,703)	$781,940

Future maturities of long-term debt are as follows as of December 31, 2003 (in thousands):

Year ending December 31:
2004	$38,686
2005	3,578
2006	125,940
2007	—
2008	—
Thereafter	613,736

Total debt	$781,940

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

The long-term debt payments due in 2006 include the maturity of the $45.7 million of 7.75% Convertible Subordinated Notes and the payment of $52.8 million due to Onstar under the related credit facility and distribution agreement. Of the $52.8 million due to GM as of December 31, 2003, $50.0 million was drawn from the credit facility and $2.8 million related to subscription acquisition payments that may be paid in Class A common stock. In January 2004, the credit facility with GM was renegotiated to become a revolver providing for borrowings up to a maximum of $100 million through the maturity of the instrument in December 2009. As described below in Note 9(i), in March 2004, the holders of the $45.7 million 7.75% Convertible Subordinated Notes due 2006 converted into shares of Class A common stock. This represented the retirement of all the Company’s remaining outstanding 7.75% Subordinated Convertible Notes.

The long-term debt payments due in 2009 and beyond include the maturity of the $89.0 million of 10% Senior Secured Convertible Note to GM. As described below in Note 9(i), in February 2004, the Company completed the redemption of the $89.0 million of 10% Senior Secured Convertible Note.

(a)  14% Senior Secured Notes

On March 15, 2000, the Company closed a private placement of 325,000 units, each unit consisting of $1,000 principal amount of Old Notes and one warrant to purchase 8.024815 shares of the Company’s Class A common stock at a price of $49.50 per share. The Company realized net proceeds of $191,500,000, excluding $123,000,000 used to acquire securities that was used to pay interest payments due under the notes for the first three years. The $325,000,000 face value of the notes was offset by a discount of $65,746,000 associated with the fair value of the related warrants. In January 2003, the Company completed an exchange of 300,176 Old Notes for $437,956,784 principal amount at maturity of New Notes, warrants to purchase 25,514,960 shares of the Company’s Class A common stock at a price of $3.18 per share and $21,012,320 in cash. The face value of the New Notes was offset by a discount of $60,981,000 associated with the fair value of the related warrants. The face value of these notes is also reduced by a discount of $52,421,000 associated with the allocation of the discount on the Old Notes. As of December 31, 2003 and December 31, 2002, the Company had amortized $13,752,000 and $8,644,000 of the discount, respectively. During the year ended December 31, 2003, the Company also extinguished $2,000,000 principal amount at maturity, of Old Notes plus accrued interest and $65,483,000 carrying value, or $94,208,000 fully accreted face value at maturity, of New Notes by issuing 8,448,500 shares of its Class A common stock.

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

(c)  10% Senior Secured Discount Convertible Notes

On January 28, 2003, the Company sold $210,000,000 of 10% senior secured discount convertible notes due December 31, 2009 to certain institutional and accredited investors, including some of its current investors. The $210,000,000 face value of the notes was offset by a discount of $2,842,000 associated with the fair value of the consideration provided to certain of these investors at the time of issuance. In connection with this transaction, the Company also recognized a beneficial conversion feature of $68,879,000. During the year ended December 31, 2003, the Company also exchanged $24,036,000 carrying value, or $30,502,000 principal amount at maturity, of 10% senior secured discount convertible notes due 2009 by issuing 8,072,081 shares of its Class A common stock. The Company recorded the discount of $7,226,000 attributable to the beneficial conversion of these exchanged notes to interest expense during the year ended December 31, 2003. The Company may require conversion on or after January 28, 2007 of all of the notes into shares of Class A common stock at a conversion price of $3.18 per share. The holders of the notes may convert their notes into Class A common stock at any time prior to maturity.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

(d)  7.75% Convertible Subordinated Notes

On March 6, 2001, the Company closed a public offering of $125,000,000 of its 7.75% convertible subordinated notes due 2006. The subordinated notes are convertible into shares of the Company’s Class A common stock at a conversion price of $12.23 per share. In July and August 2001, the holders of the 7.75% convertible subordinated notes exchanged $45,900,000 of notes for 4,194,272 shares of the Company’s Class A common stock. During the year ended December 31, 2003, the holders of the 7.75% convertible subordinated notes exchanged $33,354,000 of notes for 2,711,649 shares of the Company’s Class A common stock and $6,843,000 in cash. The Company may redeem at any time after March 3, 2004 all or part of the notes at declining redemption prices. The holders of the notes may convert their notes into Class A common stock at any time prior to maturity. As described below in Note 9(i), in March 2004, the holders of these notes converted into shares of Class A common stock.

(e)  Mortgage

On August 24, 2001, the Company entered into a loan and security agreement with a lender that provided it with $29,000,000 to purchase its corporate headquarters and incurred $500,000 in financing costs associated with the transaction. The loan bore interest at 8% until it adjusted on March 1, 2002 to the six-month LIBOR rate plus 3.5%. The interest rate is adjusted every six months and may not exceed the ceiling rate of 14% or the floor rate of 8%. The loan will mature on September 1, 2006. The Company used the proceeds along with $5,000,000 to purchase its corporate headquarters for $34,000,000 and incurred $800,000 in closing costs on the transaction. The mortgage is secured by the building and an escrow of $3,500,000 at December 31, 2003.

(f)  Loan Payable

On December 5, 2001, the Company entered into a Customer Credit Agreement with Boeing Capital Corporation (“BCC”) pursuant to which the Company borrowed $35,000,000 from BCC at an interest rate equal to LIBOR plus 3.5%, increasing to LIBOR plus 4.5% after December 5, 2003, which is compounded annually and payable quarterly in arrears. The principal is due on the earlier of December 5, 2006 or the launch of the ground spare satellite (XM-3), presently scheduled for the three-month period commencing October 15, 2004. The principal would also become due should the Boeing Satellite Contract (Note 16(d)) be terminated. The loan is secured by the Company’s interest in the ground spare satellite, excluding its payload.

(g)  Related Party Notes

On January 28, 2003, the Company and Inc. issued to Onstar, a subsidiary of GM, a 10% senior secured convertible note due December 31, 2009 with an aggregate principal amount of $89,042,000 in lieu of Inc.’s obligation to make $115,000,000 in guaranteed payments from 2003 to 2006 under the distribution agreement with Onstar. As described below in Note 9(i), in February 2004, the Company completed the redemption of this note through repayment with cash and GM’s conversion of a portion of the principal amount into the Company’s Class A common stock. GM also provided the Company with the ability to make up to $35,000,000 in future subscriber acquisition payments that the Company may owe to Onstar under the distribution agreement in shares of Class A common stock and provided the Company with a $100,000,000 credit facility agreement. The credit facility was amended in January 2004 and became a revolver providing for borrowings up to a maximum of $100 million through maturity of the facility in December 2009. As of December 31, 2003, the Company has incurred $52,849,000 in expenses due to Onstar which is reported in marketing expenses on the Company’s consolidated statement of operations for the year ended December 31, 2003. Of this amount, $50,043,000 has been drawn from the credit facility and $2,806,000 relates to subscriber acquisition payments due to Onstar that may be paid in Class A common stock.

(h)  Notes Payable

The Company has established notes payable for credit facilities to vendors for the deferral of up to $6,000,000 million in amounts owed. These notes are payable in 2004 and 2005 and accrue interest at 6%. As of December 31, 2003, the balance due on these credit facilities was $2,644,000. The Company also issued warrants in connection with these notes. The fair value of these warrants is $169,000 and is included in deferred financing fees.

(i) Subsequent Conversions and Retirement

In February 2004, the Company completed the redemption of the 10% Senior Secured Convertible Note. As part of the redemption, GM converted $7.8 million in principal amount of the note, representing the entire principal amount of the note that had vested conversion rights at the time of the redemption, into 980,670 shares of the Company’s Class A Common Stock in accordance with the terms of the note. The remaining $81.2 million in principal amount plus accrued interest was repaid with cash.

In March 2004, the holders of the $45.7 million 7.75% Convertible Subordinated Notes due 2006 called for redemption following the Company’s January 2004 offering elected to convert into 3.7 million shares of Class A Common Stock in accordance with the terms of the notes. This represented the retirement of all remaining outstanding 7.75% Subordinated Convertible Notes.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

(10)  Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002 (in thousands). The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$418,307	$418,307	$32,818	$32,818
Short-term investments	—	—	9,997	9,997
Restricted investments	4,151	4,151	29,742	29,869
Accounts receivable	13,160	13,160	3,756	3,756
Due from related parties	5,176	5,176	1,478	1,478
Letters of Credit	—	4	—	10
Financial liabilities:
Accounts payable	35,773	35,804	40,006	40,006
Accrued expenses	57,293	57,293	46,924	46,924
Accrued network optimization expenses	4,136	4,136	2,201	2,201
Due to related parties	26,024	25,993	24,028	24,028
Total debt	781,940	2,500,994	416,385	317,529
Other non-current liabilities	29,417	29,417	9,477	9,477

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, short-term investments, accounts receivable, due from related parties, accounts payable, accrued expenses, accrued network optimization expenses, due to related parties and other non-current liabilities:    The carrying amounts approximate fair value because of the short maturity of these instruments.

Restricted investments:    The fair values of debt securities (held-to-maturity investments) are based on quoted market prices at the reporting date for those or similar investments.

Letters of credit:    The value of the letters of credit is based on the fees paid to obtain the letters of credit.

Long-term debt:    The fair value of the Company’s long-term debt is determined by either estimation by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers or by quoted market prices at the reporting date for the traded debt securities.

(11) Equity

(a)  Capitalization

As of June 25, 2002, the Company had authorized 180,000,0000 shares of Class A common stock, which is entitled to one vote per share; 30,000,000 shares of Class B common stock, which had three votes per share; and 30,000,000 shares of non-voting Class C common stock. On June 25, 2002, the Company filed an amendment to its Certificate of Incorporation, which was approved at the annual meeting of stockholders, to increase the authorized number of shares of Class A common stock to 225,000,000, decrease the authorized number of shares of Class C common stock to 15,000,000 and eliminate the Class B common stock. On March 27, 2003, the Company filed an amendment to its Certificate of Incorporation, which was approved at a special meeting of stockholders, to increase the authorized number of shares of Class A common stock to 600,000,000.

During 2003 and 2002, the Company had authorized 60,000,000 shares of preferred stock, of which 15,000,000 shares were designated Series A convertible preferred stock, 3,000,000 shares were designated 8.25% Series B convertible redeemable preferred stock, and 250,000 shares were designated 8.25% Series C convertible redeemable preferred stock, which are all par value $0.01 per share. The Series A convertible preferred stock is convertible into Class A common stock at the option of the holder. The Series A preferred stock is non-voting and receives dividends, if declared, ratably with the common stock. The Series B and C convertible redeemable preferred stock are convertible to Class A common stock at the option of the holder. The Series B convertible redeemable preferred stock is non-voting. The

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

Series C redeemable preferred stock contains voting and certain veto rights. On August 15, 2002, the Company filed an amendment to its Certificate of Incorporation to designate 250,000 shares of $0.01 par value preferred stock as Series D Junior Participating Preferred Stock. The Series D Junior Participating Preferred Stock is non-voting, ranks junior to all other classes of preferred stock and was designated in connection with the adoption of the Shareholders’ Rights Plan. There are no outstanding shares of Series D Participating Preferred Stock as of December 31, 2003.

(b)  Stock Dividends on Preferred Stock

The Company paid 2003 quarterly dividends on the 8.25% Series B convertible redeemable preferred stock on February 1, 2003, May 1, 2003, August 1, 2003 and November 1, 2003 by issuing 306,167, 109,812, 39,390, and 29,394 shares of Class A common stock, respectively, to the respective holders of record.

The Company paid 2002 quarterly dividends on the 8.25% Series B convertible redeemable preferred stock on February 1, 2002, May 1, 2002, August 1, 2002 and November 1, 2002 by issuing 60,971, 74,409, 160,235, and 285,725 shares of Class A common stock, respectively, to the respective holders of record.

The terms of the Company’s 8.25% Series C convertible redeemable preferred stock provide for cumulative dividends payable in cash. Because no dividends have been declared on the Series C preferred stock, the value of the cumulative dividends has increased the liquidation preference of the Series C preferred stock. The net loss attributable to common stockholders reflects the accrual of the dividends to preferred stockholders for the years ended December 31, 2003, 2002 and 2001.

(c)  Conversions of Series B Convertible Redeemable Preferred Stock and Series C Convertible Redeemable Preferred Stock

During the first half of 2003, the Company entered into agreements with certain holders of its 8.25% Series B convertible redeemable preferred stock to exchange $19.7 million in shares of Series B preferred stock for $10.2 million in cash consideration. These exchanges resulted in a decrease of the liquidation preference for the Series B preferred stock of $19.7 million and a decrease in the quarterly dividend requirement of $427,000.

During the second half of 2003, the Company entered into agreements with certain holders of its 8.25% Series C convertible redeemable preferred stock to exchange 80,000 shares of Series C preferred stock plus accrued dividends through the date of the exchange (carrying value of $101.0 million) for 11,951,381 shares of Class A common stock. These exchanges resulted in a decrease of the liquidation preference for the Series C preferred stock of $101.0 million and a decrease in the quarterly dividend requirement of $1.7 million. As a result of our financings and other issuances of securities, the conversion price of the Series C preferred stock was adjusted from $9.39 at December 31, 2002 to $8.90 at December 31, 2003.

The following table provides a summary of the changes in the liquidation preferences for Series B preferred stock and Series C preferred stock in 2003 (in thousands):

	December 31, 2002	Conversions	Accrued Dividends	December 31, 2003
Series B Convertible Preferred Stock:
Face amount	$43,364	$(19,650)	$—	$23,714

Carrying amount of liquidation preference	$43,464	$(19,650)	$—	$23,714

Series C Convertible Preferred Stock:
Face amount	$200,000	$(80,000)	$—	120,000
Cumulative dividends payable	39,508	(21,001)	15,098	33,605

Carrying amount of liquidation preference	$239,508	$(101,001)	15,098	153,605

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

On January 3, 2002, a Series C preferred stockholder converted 14,131 shares of Series C preferred stock to 744,446 shares of Class A common stock. This conversion resulted in a decrease of the liquidation preference for the Series C preferred stock of $15.8 million and a decrease in the quarterly dividend requirement of $291,000. On May 2, 2002, a Series C preferred stockholder converted 20,869 shares of Series C preferred stock to 1,219,908 shares of Class A common stock. This conversion resulted in a decrease of the liquidation preference for the Series C preferred stock of $24.0 million and a decrease in the quarterly dividend requirement of $430,000. As a result of our financings and other issuances of securities, the conversion price of the Series C preferred stock issued in August 2000 was adjusted from $26.50 at December 31, 2001 to $9.39 at December 31, 2002.

(d)  Class A Common Stock Issuances

During the year ended December 31, 2003, the Company entered into agreements with certain holders of its notes to exchange $125.2 million carrying value, or $160.1 million fully accreted face value at maturity, of their notes, for $6.8 million in cash consideration and 19,232,230 shares of Class A common stock. The Company also entered into agreements with certain holders of Class A common stock warrants to exchange 55,846 warrants convertible into 4,746,910 shares of Class A common stock for 3,579,818 shares of Class A Common stock and received $13.0 million in cash proceeds from the exercise of 47,962 warrants converted into 4,076,770 shares of Class A common stock.

On September 11, 2003, the Company completed a public offering of 11,320,755 shares of its Class A Common Stock to Legg Mason Funds Management, Inc., Legg Mason Capital Management, Inc., and another large institutional investor, each on behalf of its investment advisory clients. This offering resulted in net proceeds of $150 million.

During the first half of 2003, the Company issued 10,814,500 shares of Class A common stock for net proceeds of $66 million under its Direct Stock Purchase Program, or DSPP.

In January 2003, the Company completed a private placement of 5,555,556 shares of its Class A Common Stock at a per share purchase price of $2.70, which yielded net proceeds of $15.0 million.

In connection with the January 2003 financings (see note 3), the Company issued a warrant to purchase 900,000 shares of its Class A common stock at an exercise price of $3.18 per share to R. Steven Hicks, who joined the Company’s board of directors in connection with these transactions. This warrant was valued at $2.3 million using a Black-Scholes based methodology, and the unamortized amount is included in deferred financing fees on the consolidated balance sheet as of December 31, 2003. During the second half of 2003, R. Steven Hicks exercised a warrant to purchase 900,000 shares of its Class A common stock at a purchase price of $3.18 per share and received 737,216 net shares of Class A common stock. The warrant was originally issued pursuant to the January 2003 transactions.

As a result of our financings and other issuances of securities, the exercise price of the warrants sold in March 2000 has been adjusted to $45.24 and the number of warrant shares has been adjusted to 8.78. The exercise price of the warrants sold in January 2003 remained at $3.18 and the number of warrant shares remained at 85.

On April 17, 2002, the Company completed a follow-on offering of 13,387,000 shares of its Class A common stock, which yielded net proceeds of $146 million. On April 29, 2002, the underwriters exercised the over-allotment option and the Company issued 1,090,443 shares of Class A common stock, which resulted in net proceeds of $12 million. The closing of the offering caused the conversion price of the Series C preferred stock to be adjusted from $21.16 to $19.68, the exercise price of the warrants sold in March 2000 to be adjusted from $45.27 to $44.84 and the number of warrant shares to be increased to 8.86 per warrant.

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

DECEMBER 31, 2003 AND 2002

(f)  Stock-Based Compensation

The Company operates three separate stock plans, the details of which are described below.

1998 Shares Award Plan

On June 1, 1998, the Company adopted the 1998 Shares Award Plan (the “Plan”) under which employees, consultants, and non-employee directors may be granted options to purchase shares of Class A common stock of the Company. The Company has authorized 25,000,000 shares of Class A common stock under the Plan. The options are exercisable in installments determined by the compensation committee of the Company’s board of directors. The options expire as determined by the committee, but no later than ten years from the date of grant. On July 8, 1999, the Company’s board of directors voted to reduce the exercise price of the options outstanding in the shares award plan from $16.35 to $9.52 per share, which represented the fair value of the stock on the date of repricing.

Transactions and other information relating to the Plan for the years ended December 31, 2003, 2002 and 2001 are summarized below:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2001	3,095,688	$17.61
Options granted	2,680,415	15.54
Options canceled or expired	(23,570)	9.55
Options exercised	(253,593)	17.88

Balance, December 31, 2001	5,498,940	$16.62
Options granted	2,765,352	12.93
Options canceled or expired	(633,457)	17.13
Options exercised	(15,772)	9.47

Balance, December 31, 2002	7,615,063	$15.24
Options granted	5,548,305	5.99
Options canceled or expired	(517,762)	15.37
Options exercised	(680,568)	11.36

Balance, December 31, 2003	11,965,038	$11.21

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

December 31,	Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
2001	$4.82-$9.42	363,700	9.31 years	$7.91	55,000	$8.46
	$9.44-$12.00	2,256,263	7.50 years	$10.37	1,716,153	$10.21
	$12.06-$26.88	2,142,409	9.14 years	$17.75	165,132	$18.90
	$27.63-$45.44	736,568	8.52 years	$36.81	272,681	$36.93

2002	$2.13-$9.52	2,214,875	7.37 years	$8.46	1,523,261	$9.17
	$9.55-$14.99	2,698,371	8.41 years	$13.76	908,247	$12.10
	$15.00-$18.69	1,959,457	8.26 years	$17.58	745,019	$17.65
	$18.82-$45.44	742,360	7.53 years	$35.12	524,301	$35.23

2003	$2.67	2,100	9.01 years	$2.67	0	$0.00
	$2.77-$5.34	4,995,218	9.17 years	$5.31	41,452	$3.72
	$5.67-$14.99	4,404,292	7.12 years	$11.54	2,723,468	$10.86
	$15.00-$45.44	2,563,428	7.21 years	$22.16	1,848,581	$23.67

There were 4,613,501, 3,700,828 and 2,208,966 stock options exercisable at December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, there were 12,128,751 shares available under the plan for future grants. During 2002, the Company granted 50,000 restricted shares. At December 31, 2003, all options have been issued to employees, officers and directors, except for 216,000 options granted to non-employees for which the Company recognized $1.2 million in non-cash compensation expense during 2003.

The per share weighted-average fair value of employee options granted during the year ended December 31, 2003, 2002 and 2001 was $4.72, $10.88 and $8.77, respectively, on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	Year ended December 31,
	2003	2002	2001
Expected dividend yield	0%	0%	0%
Volatility	107.38%	122.25%	62.40%
Risk-free interest rate range	2.30% to 3.37%	2.63% to 4.91%	3.66% to 4.99%
Expected life	5 years	5 years	5 years

Employee Stock Purchase Plan

In 1999, the Company established an employee stock purchase plan that provides for the issuance of 300,000 shares of Class A common stock, which was increased to 600,000 shares in 2001 and 1,000,000 shares in 2003. All employees whose customary employment is more than 20 hours per week and for more than five months in any calendar year are eligible to participate in the stock purchase plan, provided that any employee who would own 5% or more of the Company’s total combined voting power immediately after an offering date under the plan is not eligible to participate. Eligible employees must authorize the Company to deduct an amount from their pay during offering periods established by the compensation committee. The purchase price for shares under the plan will be determined by the compensation committee but may not be less than 85% of the lesser of the market price of the common stock on the first or last business day of each offering period. As of December 31, 2003, 2002 and 2001, the Company had issued a cumulative total of 528,044, 402,380 and 217,401 shares, respectively, under this plan. At December 31, 2003, there were 471,956 shares available under the plan for future sale.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

The per share weighted-average fair value of purchase rights granted was $5.22, $4.80 and $5.37 for the years ended December 31, 2003, 2002 and 2001, respectively. The estimates were calculated at the grant date using the Black-Scholes Option Pricing Model with the following assumptions at December 31, 2003, 2002 and 2001:

	Year ended December 31,
	2003	2002	2001
Expected dividend yield	0%	0%	0%
Volatility	107.38%	122.25%	62.40%
Risk-free interest rate range	0.90% to 1.22%	1.57%–1.79%	2.4%–5.89%
Expected life	0.24 years	0.24 years	0.24 years

The Company applies APB 25 in accounting for stock-based compensation for both plans and, accordingly, no compensation cost has been recognized for its stock options and stock purchase plan in the financial statements other than for performance based stock options, for options granted with exercise prices below fair value on the date of grant and for repriced options under FIN No. 44. During 2003, 2002 and 2001, the Company incurred $0, $1.1 million and $2.4 million, respectively, in compensation cost for these options.

Talent Option Plan

In May 2000, the Company adopted the XM Talent Option Plan (“Talent Plan”) under which non-employee programming consultants to the Company may be granted options to purchase shares of Class A common stock of the Company. The Company authorized 500,000 shares of Class A common stock under the Talent Plan. The options are exercisable in installments determined by the talent committee of the Company’s board of directors. The options expire as determined by the talent committee, but no later than ten years from the date of the grant. As of December 31, 2003 and 2002, 291,500 and 146,000 options had been granted under the Talent Plan, respectively. In 2003, 2002 and 2001, the Company recognized $936,000 and $(16,000) and $575,000, respectively, in non-cash compensation expense related to these options under SFAS 123. At December 31, 2003, there were 208,500 options available under the plan for future grant.

(12)    Profit Sharing and Employee Savings Plan

On July 1, 1998, the Company adopted a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer up to 15% of their compensation on a pre-tax basis through contributions to the savings plan. The Company contributed $0.50 in 2003, 2002 and 2001 for every dollar the employees contributed up to 6% of compensation, which amounted to $679,000, $738,000 and $543,000, respectively.

(13)    Interest Cost

The Company capitalizes a portion of interest cost as a component of the cost of the XM Radio System. The following is a summary of interest cost incurred during December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Interest cost capitalized	$4,799	$—	$45,211
Interest cost charged to expense	110,349	63,573	18,131

Total interest cost incurred	$115,148	$63,573	$63,342

The Company exceeded its capitalization threshold and incurred charges to interest of $110,349,000 and $18,131,000 during 2003 and 2001, respectively. In 2002, the Company had no items that were considered qualified expenditures.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

(14)  Income Taxes

The provision for the income taxes for the three years ended December 31, 2003 consists of the following:

Taxes on income included in the Statements of Operations consists of the following (in thousands):

December 31,
	2003	2002	2001
Current taxes:
Federal	$—	$—	$—
State	—	—	—

Total current taxes	—	—	—

Deferred taxes:
Federal	$—	$—	$—
State	—	—	—

Total deferred taxes	—	—	—

Total tax expense (benefit)	$—	$—	$—

A reconciliation of the statutory tax expense, assuming all income is taxed at the statutory rate applicable to the income and the actual tax expense is as follows (in thousands):

	December 31,
	2003	2002	2001
Income (loss) before taxes on income, as reported in the statements of income	$(584,535)	$(495,012)	$(284,379)

Theoretical tax benefit on the above amount at 35%	(204,587)	(173,254)	(99,533)
State tax, net of federal benefit	(20,459)	(24,163)	(13,225)
Increase in taxes resulting from change to effective tax rate	12,507	—	—
Increase in taxes resulting from permanent differences, net	7,817	4,110	2,701
Change in valuation allowance	204,722	193,307	110,057

Taxes on income for the reported year	$—	$—	$—

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

At December 31, 2003, 2002 and 2001, deferred income tax consists of future tax assets/(liabilities) attributable to the following (in thousands):

	December 31,
	2003	2002	2001
Deferred tax assets:
Net operating loss/other tax attribute carryovers	$431,660	$251,518	$52,678
Book expenses capitalized and amortized for tax purposes	89,039	101,650	106,584
Deferred revenue	20,745	4,918	418
Other deferred tax assets	5,764	—	512

Gross total deferred tax assets	547,208	358,086	160,192
Valuation allowance for deferred tax assets	(533,078)	(328,356)	(135,049)

Net deferred assets	14,130	29,730	25,143

Deferred tax liabilities:
Property, equipment and intangible assets	(14,130)	(29,149)	(25,143)
Other deferred tax liabilities	—	(581)	—

Net deferred tax liabilities	(14,130)	(29,730)	(25,143)

Deferred income tax, net	$—	$—	$—

At December 31, 2003, the Company had accumulated net operating losses of $1,121,195,000 for Federal income tax purposes that are available to offset future regular taxable income. These operating loss carryforwards expire between the years 2012 and 2023. Utilization of these net operating losses are subject to Internal Revenue Code Section 382 for loss limitations because there have been significant changes in the stock ownership of the Company. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

(15)  Supplemental Cash Flows Disclosures

The Company paid $76,347,000, $62,586,000, and $9,174,000 for interest (net of amounts capitalized) during 2003, 2002 and 2001, respectively. Additionally, the Company incurred the following non-cash financing and investing activities (in thousands):

	December 31,
	2003	2002	2001
Accrued system milestone payments	$29,193	$5,123	$37,775
Issuance of note for prepaid expenses	89,042	—	—
Issuance of warrants for deferred financing fees	27,439	—	—
Issuance of warrants for satellite contract	5,790	—	—
Issuance of notes for accrued expenses	55,493	—	—
Discount on debt securities	101,707	—	—
Conversion of debt to equity	118,401	—	50,992
Systems under construction placed in service	—	2,147	1,000,228
Use of deposit/escrow for capital lease agreement	1,174	—	—
Use of deposit/escrow for terrestrial repeater contracts	—	—	80,431
Property acquired through capital leases	1,894	2,139	6,177
Non-cash capitalized interest	4,799	—	4,751

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

(16)  Commitments and Contingencies

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

(c)  Technology Licenses

Effective January 1, 1998, the Company entered into a technology licensing agreement with Motient and WorldSpace Management Corporation (“WorldSpace MC”) by which as compensation for certain licensed technology then under development to be used in the XM Radio System, the Company pays certain amounts to WorldSpace MC. The actual amounts to be incurred under this agreement are dependent upon further development of the technology, which is at the Company’s option. The agreement includes provisions for sharing certain costs related to the further development of technology and for royalty payments from the Company to WorldSpace MC. At December 31, 2003 and 2002, respectively, the Company had recorded an accrual of $5.2 million and $5.9 million payable to Worldspace for royalty payments.

(d)  Satellite Contract

As of December 31, 2003, the Company had paid approximately $474.8 million, including financing charges and interest under the satellite contract related to XM Rock, or XM-2, XM Roll, or XM-1, XM-3 and XM-4. The Company originally entered into its satellite contract in March 1998 with Boeing Satellite Systems International, Inc., or BSS, and has subsequently amended the contract, including in July 2003 and December 2003.

Satellite Contract—XM Rock and XM Roll.    Under the satellite contract, BSS has delivered two satellites in-orbit, XM Rock and XM Roll, supplied ground equipment and software used in the XM Radio system and provided certain launch and operations support services.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

Satellite Contract—Replacement Satellites Deployment Plan.    In light of the progressive degradation affecting Rock and Roll noted above, the Company plans to launch its ground spare satellite, XM-3, into one orbital slot by year-end 2004, and then temporarily operate XM Rock and XM Roll collocated in the other orbital slot. In 2007, the Company plans to launch XM-4 to replace the collocated XM Rock and XM Roll. In this way, the Company will have replacement satellites in orbit and operating prior to the times XM Rock and XM Roll can no longer provide full service, or half service in the collocated mode.

Satellite Contract and Other Costs—XM-3.    Construction of the Company’s ground spare satellite, XM-3, is currently being completed, including certain modifications to correct the solar array degradation issues experienced by Rock and Roll, as well as other changes agreed with BSS discussed below. As of December 31, 2003, with respect to XM-3, the Company has deferred $15 million at an interest rate of 8% through December 5, 2006 and borrowed $35 million from Boeing Capital in a separate transaction to be repaid prior to launch of XM-3.

In addition to the modifications to address the solar array degradation issues as noted above, BSS is making certain alterations to optimize XM-3 for the specific orbital slot into which it will be launched during a three-month launch period commencing October 15, 2004. The aggregate remaining cost, excluding the above $15 million deferral and $35 million loan, of the launch, optimization for the specific orbital slot, appropriate software and certain pre and post-launch services is approximately $100 million to be paid during the first quarter 2004. Further, BSS has the right to earn performance incentive payments of up to $25.9 million, excluding interest, based on the in-orbit performance of XM-3 over its design life of fifteen years.

Satellite Insurance—XM-3.    In addition to the XM-3 related costs noted above, the Company plans to acquire and pay for launch and in-orbit insurance in connection with the launch of XM-3. The cost of launch and in-orbit insurance for this launch is subject to market prices and conditions at the time during 2004 when such insurance is obtained.

Satellite Contract and Other Costs—XM-4.    The Company has committed in its satellite contract, as amended in July 2003, and by a separate August 2003 contract with Sea Launch Company, LLC, or Sea Launch, to acquire from BSS a fourth satellite, XM-4, which should be available for shipment to the launch services provider no later than October 31, 2005, and from Sea Launch the associated launch services for the satellite. The fixed prices for XM-4 and the associated launch services total $186.5 million, excluding in-orbit performance incentives and financing charges on certain amounts deferred prior to launch. Following the Company’s payment of $3 million in total for XM-4 and the associated launch services during the third quarter 2003, satellite construction payments aggregating approximately $104 million are deferred until as late as the first quarter 2006. Interest accrues monthly at a rate of 10.75% per annum through December 2004 and payable thereafter on a current basis, pursuant to the December 2003 amendment, which extends the deferral from the first quarter 2005 and reduces the applicable interest rate from 12.75% to 10.75%. Of this deferred amount, $22.3 million is in the Other Non-Current Liabilities line on the Company’s balance sheet as of December 31, 2003. Most of the remaining portion of the fixed costs for XM-4 and the associated launch services are payable during construction with the last payment due one month following launch.

After launch of XM-4, BSS has the right to earn performance incentive payments of up to $12 million, plus interest, over the first twelve years of in-orbit life, up to $7.5 million for performance above specification during the first fifteen years of in-orbit life, and up to $10 million for continued high performance across the five year period beyond the fifteen year design life. If XM-3 is launched successfully and operates satisfactorily, the Company may elect, under the above contracts, to defer launch of XM-4 and, as a result, approximately $50 million in payments related to launch services could be postponed until the 2007 timeframe.

Options to Procure Fifth Satellite and Associated Launch Services.    The Company has also obtained fixed price options to acquire a fifth satellite from BSS, under the July 2003 amendment, on pricing and performance incentive terms similar to those applicable to XM-4 and associated launch services from Sea Launch under the August 2003 contract.

Satellite Contract—Warrant to BSS.    Pursuant to the Company’s satellite contract, it issued a warrant to BSS in July 2003 to purchase 500,000 shares of its Class A common stock at $13.524 per share. The fair value of these warrants was determined to be $5.8 million using a Black-Scholes based methodology and is included in the System Under Construction balance as of December 31, 2003.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

Satellite Insurance and System Risk Mitigation.

In the first quarter of 2003, the Company filed the proofs of loss for constructive total loss claims on both its satellites with its insurance carriers for the aggregate sum insured (less applicable salvage), relating to a progressive degradation problem with the solar array output power of Boeing 702 class satellites, including XM Rock and XM Roll, identified to its insurers in September 2001. The Company has launch and in-orbit insurance policies that provide coverage to it for a total, constructive total or partial loss of each of its satellites where such loss arises from an occurrence within the first five years after launch (both satellites were launched during the first half of 2001). The aggregate sum insured in the event of the total or constructive total loss of both satellites is $400 million ($200 million per satellite). During the third quarter of 2003, the Company received letters from its insurers rejecting its proofs of loss and denying its claims. The Company anticipates continuing correspondence and meetings with individual and groups of insurers to resolve this matter and will proceed with negotiations, arbitration or litigation as necessary to recover the losses. The Company continues to believe that it will ultimately receive insurance payments adequate to launch its spare satellite and fund a portion of XM-4, although there can be no assurance as to the amount of any insurance proceeds, or that any insurance proceeds will be received in a timely manner.

In light of the progressive degradation noted above, the Company plans to launch its ground spare satellite (XM-3) into one orbital slot by year-end 2004, and operate XM Rock and XM Roll collocated in the other orbital slot. In 2007, the Company plans to launch XM-4 to replace the collocated XM Rock and XM Roll. In this way, the Company will have replacement satellites in orbit and operating prior to the times XM Rock and XM Roll can no longer provide full service, or half service in collocated mode.

Since the solar array power degradation issue is common to the first six Boeing 702 class satellites now in orbit, the manufacturer and the Company are closely watching the progression of the problem, including data from a satellite that has been in orbit longer than either of the Company’s two satellites by approximately 15 and 17 months, respectively. With this advance visibility of performance levels, a firm launch commitment for a spare satellite in the fourth quarter of 2004, the ability to provide full service for an extended period of time with XM Rock and XM Roll collocated in one orbital slot and the spare located in the other slot (which would allow partial use of the existing satellites through the first quarter of 2008), firm commitments to build a fourth satellite and provide launch services therefore, and various mitigation actions to extend the full or partial use of the existing satellites, the Company believes that it will be able to launch additional satellites prior to the time the solar array power problem might cause the broadcast signal strength to fall below minimum acceptable levels.

Based on the consistency of the degradation trends (with no substantial improvement to date) and continuing analyses by BSS and the Company, the Company’s management adjusted the estimated useful lives of its in-orbit satellites, with effect from September 2002, to the period running through first quarter 2008 (approximately 6.75 years from launch). The Company’s management will continue to monitor this situation carefully and may re-adjust the estimated useful lives of its in-orbit satellites based on future information. The Company has not recorded any impairment due to its forecasted cash flows (which are sufficient to recover the system assets); however, should the Company reduce or not meet its forecasted cash flows or reduce further the estimated useful lives of the satellites, it may be required to record an impairment (which may be substantial) at that time. The Company has not adjusted the estimated useful lives of its spacecraft control facilities, as it believes these facilities will continue to be of use in its system as XM-3 and if necessary XM-4 are launched.

(e)  Terrestrial Repeater System Contracts

As of December 31, 2003, the Company had incurred aggregate costs of approximately $267.7 million for its terrestrial repeater system. These costs covered the capital costs of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas. In August 1999, the Company signed a contract with LCCI calling for engineering and site preparation. As of December 31, 2003, the Company had paid $128.4 million under this contract. There are no further payments due under the LCCI contract. The Company also entered into a contract effective October 22, 1999 with Hughes for the design, development and manufacture of the terrestrial repeaters; there are no further payments due under this contract except those related to ongoing out-of-warranty repairs. The Company has paid $114.1 million under this contract as of December 31, 2003 and has an additional liability recorded of $59,000 at December 31, 2003.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

(f)  Accrued Network Optimization Expenses

As a result of the planned reduction of the number of terrestrial repeater sites (see note 7), the Company recognized a charge of $4.8 million in 2003, $4.0 million in 2002 and $26.3 million in 2001. The charge of $26.3 million in 2001 included $17.7 million of site-specific capitalized costs that were written off and a lease termination accrual of $8.6 million for 646 terrestrial repeater site leases. The charges of $4.8 million and $4.0 million in 2003 and 2002, respectively, represent additional costs associated with terminating leases on terrestrial repeater sites no longer required. At December 31, 2003 and 2002, the Company had recorded a lease termination accrual of $4.1 million and $2.2 million, respectively, that represent an estimate of the costs to terminate the remaining leases based on management’s judgment, advice of lease consultants, and early negotiations with landlords. At December 31, 2003, 78 leases remained to be terminated. The liability also includes the estimated costs to deconstruct the existing sites, which are based upon quotes from contractors. This amount could vary significantly from the actual amount incurred.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

(g)  GM Distribution Agreement

The Company has a long-term distribution agreement with OnStar, a subsidiary of General Motors. During the term of the agreement, which expires 12 years from the commencement date of the Company’s commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of the Company’s commencement of commercial operations, and to provide that the Company may make certain payments to GM in the form of indebtedness or shares of the Company’s Class A common stock. The Company’s total cash payment obligations were not increased. The Company has significant annual, fixed payment obligations to GM. As a result of the June 2002 amendment, the Company commenced recognizing these fixed payment obligations for the period ending through November 2005, which approximate $63.6 million, on a straight-line basis. However, due to the January 2003 amendment to the Distribution Agreement and GM’s current roll out plans which demonstrate a likelihood of GM exceeding minimum installation targets, in 2003 the Company is now prospectively recognizing these fixed payments due under the Distribution Agreement, which approximate $397.3 million, on a straight-line basis through September 2013, the remaining term of the agreement. The Company issued a 10% Senior Secured Convertible Note due 2009 with an aggregate principal amount of $89,042,387 to OnStar in lieu of making these fixed payments to OnStar for amounts otherwise due in 2003 through 2006. The fixed payments due to be paid in years 2007, 2008 and 2009 are $80.7 million, $106.7 million and $132.9 million, respectively. As described in note 9(i), in February 2004, the Company completed the redemption of the note.

In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios (at which point the percentage remains constant). The Company will also make available to GM bandwidth on its system. As part of the agreement, OnStar provides certain call-center related services directly to XM subscribers who are also OnStar customers and the Company must reimburse OnStar for these XM-related call center services. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio’s service. The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service, starting with 1,240,000 units by November 2005, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. General Motors’ exclusivity obligations will discontinue if, by November 2005 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market. As of December 31, 2003, 2002 and 2001 the Company paid $29.4 million, $9.9 million and $0.6 million, respectively, and incurred total costs of $108.3 million, $30.1 million and $1.3 million, respectively, under the distribution agreement.

(h)  Joint Development Agreement

Under the terms of a joint development agreement with Sirius Radio, the other holder of an FCC satellite radio license, each party is obligated to fund one half of the development cost for a unified standard for satellite radios. During the year ended December 31, 2003, the Company incurred costs of $0.6 million in relation to this agreement. No expenses were incurred during the years ended December 31, 2002 and 2001. The costs related to the joint development agreement are being expensed as incurred in research and development. The Company is currently unable to determine the expenditures necessary to complete this process, but they may be significant.

Pursuant to the joint development agreement, in November of 2003, XM and Sirius formed a limited liability company for the purpose of developing a unified standard for satellite radios.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

(i)  Sales, Marketing and Distribution Agreements

The Company has entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the years ended December 31, 2003, 2002, and 2001, the Company incurred expenses of $56.3 million, $55.7 million, and $19.1 million respectively, in relation to these agreements excluding the GM distribution agreement. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and revenue increase.

(j)  Programming Agreements

The Company has entered into various programming agreements. Under the terms of these agreements, the Company is obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. During the years ended December 31, 2003, 2002, and 2001, the Company incurred expenses of $19.6 million, $20.3 million and $7.2 million, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and advertising revenue increase. The amount of the costs related to these agreements cannot be estimated, but future costs are expected to be substantial.

(k)  Royalty Agreements

The Company has entered into fixed and variable revenue share payment agreements with performance rights organizations that expire as late as 2006. During the years ended December 31, 2003, 2002 and 2001, the Company incurred expenses of $9.5 million, $9.5 million and $45,000, respectively, in relation to these agreements.

(l)  Warrants

Sony Warrant

In February 2000, the Company issued a warrant to Sony exercisable for shares of the Company’s Class A common stock. The warrant would have vested, if at all, at the time that the Company reached its one-millionth customer and the number of shares underlying the warrant would have been determined by the percentage of XM Radios that had a Sony brand name as of the vesting date. If Sony had achieved its maximum performance target, the warrant would have been exercisable for 2% of the total number of shares of the Company’s Class A common stock on a fully-diluted basis. The exercise price of the Sony warrant would have equaled 105% of fair market value of the Class A common stock on the vesting date, determined based upon the 20-day trailing average. When the measurement date was reached, Sony had not achieved the minimum performance target, and therefore, none of the warrants were vested. In the third quarter of 2003, the Company reversed the non-cash compensation expense that had been recorded related to these warrants. For the years ended December 31, 2003, 2002 and 2001, the Company recognized ($339,000), $208,000 and $131,000, respectively, in non-cash compensation expense.

CNBC Warrant

In May 2001, the Company granted a warrant to purchase 90,000 shares of Class A common stock consisting of three 30,000 share tranches to purchase shares at $26.50 per share, which expire in 11, 12, and 13 years, respectively. The warrants began to vest on September 25, 2001 when the Company reached its commercial launch and became or will be vested on September 1, 2002, 2003, and 2004, respectively. For the years ended December 31, 2003, 2002 and 2001, the Company recognized $942,000 and $(156,000) and $290,000, respectively, in non-cash compensation expense related to these warrants.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

(m)  Leases

The Company has noncancelable operating leases for office space and terrestrial repeater sites and noncancelable capital leases for equipment that expire over the next ten years. Additionally, the Company owns a building and leases a portion of the space to other entities. The future minimum lease payments and rentals under noncancelable leases as of December 31, 2003 are (in thousands):

	Capital Lease Payments	Operating Lease Payments	Rental Income
Year ending December 31:
2004	$2,593	$18,192	$1,698
2005	1,288	15,375	1,802
2006	281	5,680	1,804
2007	—	3,379	1,807
2008	—	1,416	1,809
Thereafter	—	2,911	22,521

Total	4,162	46,953	$31,441
Less amount representing interest	(307)

Present value of net minimum lease payments	3,855
Less current maturities	(2,377)

Long-term obligations	$1,478

Rent expense for 2003, 2002 and 2001 was $22.6 million, $19.9 million, and $22.7 million, respectively.

As discussed in Note 16(f), in December 2001, the Company determined that the planned number of terrestrial repeater sites could be reduced due to the relative signal strength provided by the Company’s satellites. In 2001, the Company recognized a charge of $26.3 million with respect to the terrestrial repeater sites no longer required. This charge included a lease termination accrual of $8.6 million for 646 terrestrial site leases, which reduced the future minimum lease payments. In 2003 and 2002, the Company recognized charges of $4.8 million and $4.0 million, respectively, for additional costs associated with terminating leases on sites no longer required.

(n)  Service Providers

The Company has entered into an agreement with a service provider for customer care functions to subscribers of its service. Employees of the service provider have access to the Company’s customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquires from subscribers. The Company pays its service provider an hourly rate for each customer care representative supporting its subscribers. During the years ended December 31, 2003, 2002, and 2001, the Company incurred $14.2 million, $8.7 million and $2.0 million, respectively, in relation to services provided for customer care functions. The Company changed service providers during 2003.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2003 AND 2002

(17)  Quarterly Data (Unaudited, in thousands)

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$13,052	$18,321	$26,913	$33,495
Operating loss	(106,770)	(116,830)	(100,075)	(130,783)
Loss before income taxes	(126,282)	(161,856)	(133,448)	(162,949)
Net loss attributable to common stockholders	(124,011)	(164,330)	(145,617)	(170,195)
Net loss per share—basic and diluted	$(1.26)	$(1.38)	$(1.12)	$(1.12)

The sum of quarterly per share net losses does not agree to the net loss per share for the year due to the timing of stock issuances. The sum of quarterly net losses attributable to common stockholders does not equal the annual amount due to the impact of the implementation of the additional guidance on Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. This guidance was effective in fiscal periods ending after September 15, 2003 and was retroactively reflected in the financial statements of prior quarters. This guidance resulted in a reduction of the gains recorded on the retirement of the Company’s Series B preferred stock during the three months ended March 31, 2003 and June 30, 2003, of $453,000 and $274,000, respectively, to reflect the amount of the issuance costs of the preferred stock retired.

	2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,785	$3,839	$5,552	$9,005
Operating loss	(98,361)	(103,869)	(95,673)	(140,877)
Loss before income taxes	(112,250)	(117,205)	(109,646)	(155,911)
Net loss attributable to common stockholders	(117,746)	(122,415)	(114,712)	(160,998)
Net loss per share—basic and diluted	$(1.56)	$(1.38)	$(1.26)	$(1.76)

The operating loss during the 4th quarter of 2002 of $140.9 million includes an impairment charge of $11.5 million as described in note 5. In addition, the operating loss includes a charge of $8.0 million as a result of completion of negotiation for performance rights royalties, which includes the period from commencement of commercial operations.

	2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$—	$—	$1	$532
Operating loss	(42,124)	(41,815)	(63,392)	(135,274)
Loss before income taxes	(36,948)	(38,478)	(64,982)	(143,971)
Net loss attributable to common stockholders	(42,736)	(44,267)	(70,770)	(149,759)
Net loss per share—basic and diluted	$(0.80)	$(0.76)	$(1.14)	$(2.26)

The sum of quarterly per share net losses does not agree to the net loss per share for the year due to the timing of stock issuances.

INDEPENDENT AUDITORS’ REPORT ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The Board of Directors

XM Satellite Radio Holdings Inc.:

Under the date of February 5, 2003, except for Note 9(i), which is as of March 3, 2004, we reported on the consolidated balance sheets of XM Satellite Radio Holdings Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2003, which are included in the XM Satellite Radio Holdings Inc. and subsidiaries annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of XM Satellite Radio Holdings, Inc. and subsidiaries referred to above contains an explanatory paragraph that states that the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

/s/ KPMG LLP

McLean, VA

February 5, 2004, except for Note 9(i)

to the consolidated financial

statements, which is as of

March 3, 2004

Schedule I—Valuation And Qualifying Accounts

(in thousands)

Description	Balance January 1	Charged to Costs and Expenses	Charged to Other Accounts— Describe	Write- Offs/ Payments/ Other	Balance December 31
Year Ended December 31, 2001
Allowance for doubtful accounts	$—	10	—	—	$10
Deferred tax assets—valuation allowance	$24,992	110,057	—	—	$135,049
Accrued network optimization expenses	$—	8,595	—	—	$8,595
Year Ended December 31, 2002
Allowance for doubtful accounts	$10	493	—	(262)	$241
Deferred tax assets—valuation allowance	$135,049	193,307	—	—	$328,356
Accrued network optimization expenses	$8,595	4,013	—	(10,407)	$2,201
Year Ended December 31, 2003
Allowance for doubtful accounts	$241	2,077	—	(1,522)	$796
Deferred tax assets—valuation allowance	$328,356	204,722	—	—	$533,078
Accrued network optimization expenses	$2,201	4,842	—	(2,907)	$4,136