Form 10-Q
period 2004-06-30
XM SATELLITE RADIO HOLDINGS INC
filed 2004-08-09
CIK 1091530

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004

Commission file number 000-27441

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of June 30, 2004)
CLASS A COMMON STOCK, $0.01 PAR VALUE	204,445,926

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

i

EXPLANATORY NOTE

This quarterly report is filed by XM Satellite Radio Holdings Inc. (the “Company”, “Holdings” or “XM”). Unless the context requires otherwise, the terms “we,” “our” and “us” refer to Holdings and its subsidiaries. Holdings’ principal subsidiary is XM Satellite Radio Inc. (“Inc.”), which is filing a separate quarterly report with the SEC.

This quarterly report and all other reports and amendments filed by us with the SEC can be accessed, free of charge, through our website at http://www.xmradio.com/investor/investor financial and company.html on the same day that they are electronically filed with the SEC.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Month and Six-Month Periods ended June 30, 2004 and 2003

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
	(in thousands, except share and per share data)
Revenue:
Subscription revenue	$48,643	$16,117	$88,404	$27,707
Activation revenue	1,058	394	1,925	689
Equipment revenue	1,054	1,017	1,733	1,609
Net ad sales revenue	1,407	599	2,397	1,047
Other revenue	820	194	1,488	321

Total revenue	52,982	18,321	95,947	31,373

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	10,479	5,490	25,957	9,479
Customer care & billing operations	8,975	5,588	16,060	10,635
Cost of equipment	1,771	1,855	3,367	2,968
Ad sales	1,357	561	2,644	998
Satellite & terrestrial	9,822	10,001	19,233	22,572
Broadcast & operations	5,485	5,109	11,133	10,441
Programming & content	7,116	5,261	14,340	10,048

Total cost of revenue	45,005	33,865	92,734	67,141
Research & development (excludes depreciation and amortization, shown below)	6,731	2,919	12,901	5,386
General & administrative (excludes depreciation and amortization, shown below)	6,527	5,554	12,392	14,572
Marketing (excludes depreciation and amortization, shown below)	68,080	53,025	129,650	88,326
Depreciation & amortization	39,557	39,788	79,038	79,548

Total operating expenses	165,900	135,151	326,715	254,973

Operating loss	(112,918)	(116,830)	(230,768)	(223,600)
Other income (expense):
Interest income	1,086	573	2,165	1,125
Interest expense	(19,225)	(26,889)	(47,346)	(50,688)
Other expense	(34,458)	(18,710)	(34,072)	(14,975)

Net loss before income taxes	(165,515)	(161,856)	(310,021)	(288,138)

Provision for deferred income taxes	(579)	—	(26,152)	—

Net loss	(166,094)	(161,856)	(336,173)	(288,138)

8.25% Series B preferred stock dividend requirement	(515)	(564)	(1,030)	(1,441)
8.25% Series B preferred stock retirement gain	—	1,941	—	8,761
8.25% Series C preferred stock dividend requirement	(1,634)	(4,125)	(3,474)	(8,250)

Net loss attributable to common stockholders	$(168,243)	$(164,604)	$(340,677)	$(289,068)

Net loss per share:
Basic and diluted	$(0.84)	$(1.38)	$(1.80)	$(2.65)

Weighted average shares used in computing net loss per share- basic and diluted	200,616,663	119,427,014	189,740,108	109,097,888

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
	(unaudited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$376,545	$418,307
Restricted investments	—	116
Accounts receivable, net of allowance for doubtful accounts of $908 and $796	11,591	13,160
Due from related parties	4,719	5,176
Related party prepaid expenses	32,070	22,261
Prepaid and other current assets	19,774	19,542

Total current assets	444,699	478,562
Restricted investments, net of current portion	4,070	4,035
System under construction	250,032	92,577
Property and equipment, net of accumulated depreciation and amortization of $393,349 and $315,063	649,844	709,501
DARS license	141,236	141,200
Intangibles, net of accumulated amortization of $5,062 and $4,433	7,800	8,429
Deferred financing fees, net of accumulated amortization of $12,473 and $10,561	40,811	43,999
Related party prepaid expenses, net of current portion	35,019	44,521
Prepaid and other assets, net of current portion	4,055	3,958

Total assets	$1,577,566	$1,526,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,102	$35,773
Accrued expenses	57,370	57,293
Accrued network optimization expenses	3,007	4,136
Current portion of long-term debt	4,227	38,686
Due to related parties	11,987	2,103
Accrued interest	8,270	5,427
Deferred revenue	66,944	39,722

Total current liabilities	189,907	183,140
Related party long-term debt, net of current portion	31,609	141,891
Long-term debt, net of current portion	678,318	601,363
Due to related parties, net of current portion	31,416	23,921
Deferred revenue, net of current portion	26,549	14,162
Other non-current liabilities	93,143	29,417

Total liabilities	$1,050,942	$993,894

Stockholders’ equity:
Series A convertible preferred stock, par value $0.01 (liquidation preference of $51,370 and $102,739 at June 30, 2004 and December 31, 2003, respectively); 5,393,252 and 10,786,504 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	54	108
Series B convertible redeemable preferred stock, par value $0.01 (liquidation preference of $23,714 at June 30, 2004 and December 31, 2003, respectively); 3,000,000 shares authorized, 474,289 shares issued and outstanding at June 30, 2004 and December 31, 2003	5	5
Series C convertible redeemable preferred stock, par value $0.01 (liquidation preference of $104,707 and $153,605 at June 30, 2004 and December 31, 2003, respectively); 250,000 shares authorized, 79,246 shares and 120,000 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	1	1
Series D preferred stock, par value $0.01 (liquidation preference of $0 at June 30, 2004 and December 31, 2003); 250,000 shares authorized at June 30, 2004 and December 31, 2003, no shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Class A common stock, par value $0.01; 600,000,000 shares authorized at June 30, 2004 and December 31, 2003, 204,445,926 shares and 160,655,194 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	2,044	1,607
Class C common stock, par value $0.01; 15,000,000 shares authorized at June 30, 2004 and December 31, 2003, no shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Additional paid-in capital	2,331,214	2,001,688
Accumulated deficit	(1,806,694)	(1,470,521)

Total stockholders’ equity	526,624	532,888

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,577,566	$1,526,782

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six-Month Periods ended June 30, 2004 and 2003

	Six Months ended June 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net loss	$(336,173)	$(288,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	1,322	368
Depreciation and amortization	79,038	79,548
Interest accretion expense	27,029	18,308
Net non-cash loss on conversion of notes	24,755	15,810
Amortization of deferred financing fees and debt discount	10,920	8,876
Non-cash stock-based compensation	965	8,976
Provision for deferred income taxes	26,152	—
Other	106	440
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	648	(1,858)
(Increase) decrease in due from related parties	457	(1,122)
Increase in prepaid and other assets	(636)	(12,062)
Increase in accounts payable and accrued expenses	6,266	15,202
Increase in amounts due to related parties	58,479	6,879
Increase in deferred revenue	39,609	11,252
Increase (decrease) in accrued interest	2,843	(11,930)

Net cash used in operating activities	(58,220)	(149,451)

Cash flows from investing activities:
Purchase of property and equipment	(11,631)	(4,800)
Additions to system under construction	(118,443)	(1,000)
Net purchase/maturity of short-term investments	—	9,997
Net purchase/maturity of restricted investments	81	22,750
Other investing activities	—	(2,770)

Net cash provided by (used in) investing activities	(129,993)	24,177

Cash flows from financing activities:
Proceeds from sale of common stock and capital contributions	225,357	83,236
Proceeds from issuance of 10% senior secured discount convertible notes	—	210,000
Proceeds from issuance of 12% senior secured notes	—	175,000
Proceeds from issuance of floating rate notes	200,000	—
Repayment of 12% senior secured notes	(70,000)	—
Repayment of 14% senior secured notes	(13,028)	—
Repayment of 7.75% convertible subordinated notes	—	(6,723)
Repayment of related part party long-term debt	(81,194)	—
Repayment of loan	(35,000)	—
Repurchase of series B preferred stock	—	(10,162)
Payments on related party credit facility	(71,425)	—
Payments on borrowings	(3,445)	(1,957)
Deferred financing costs	(4,814)	(11,070)

Net cash provided by financing activities	146,451	438,324

Net increase (decrease) in cash and cash equivalents	(41,762)	313,050
Cash and cash equivalents at beginning of period	418,307	32,818

Cash and cash equivalents at end of period	$376,545	$345,868

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

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Holdings Inc. and its subsidiaries as of June 30, 2004; the results of operations for the three and six months ended June 30, 2004 and 2003; and cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year. The accompanying financial statements are unaudited and should be read in conjunction with the Company’s 2003 consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made to prior-period amounts to conform with the 2004 presentation. In addition, in July 2003, the Emerging Issues Task Force provided additional guidance on Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The additional guidance states that the carrying amount of preferred stock should be reduced by the issuance costs of the preferred stock in the calculation of earnings per share. This guidance was effective in fiscal periods ending after September 15, 2003 and was retroactively reflected in the financial statements of prior periods. This guidance resulted in a reduction of the gain recorded on the retirement of the Company’s Series B preferred stock during the three and six months ended June 30, 2003 of $274,000 and $727,000, respectively, to reflect the amount of the issuance costs of the preferred stock retired. The net loss available to common stockholders for the three and six months ended June 30, 2003 reflects this adjustment.

(3) Stock-Based Compensation

At June 30, 2004, the Company had two stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123. The following tables illustrate the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three-month periods ended June 30,
	2004	2003
	(amounts in thousands, except per share data)
Net loss attributable to common stockholders, as reported	$(168,243)	$(164,604)
Add: stock-based employee compensation expense included in net loss, net of tax	—	—
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(7,893)	(7,957)

Pro forma net loss	$(176,136)	$(172,561)

As reported – net loss per share – basic and diluted	$(0.84)	$(1.38)
Pro forma – net loss per share – basic and diluted	$(0.88)	$(1.44)

	Six-month periods ended June 30,
	2004	2003
	(amounts in thousands, except per share data)
Net loss attributable to common stockholders, as reported	$(340,677)	$(289,068)
Add: stock-based employee compensation expense included in net loss, net of tax	—	—
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(15,626)	(14,023)

Pro forma net loss	$(356,303)	$(303,091)

As reported – net loss per share – basic and diluted	$(1.80)	$(2.65)
Pro forma – net loss per share – basic and diluted	$(1.88)	$(2.78)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Financing Transactions

Long-Term Debt

Long-term debt at June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
14% senior secured notes - original issue due 2010	$22,824	$22,824
Less: unamortized discount on 14% senior secured notes due 2010	(3,554)	(3,726)
14% senior secured discount notes due 2009	232,341	262,211
Less: unamortized discount on 14% senior secured notes due 2009	(69,424)	(85,131)
12% senior secured notes due 2010	115,000	185,000
10% senior secured discount convertible notes due 2009	203,831	205,068
Less: unamortized discount on 10% senior secured discount convertible notes	(56,408)	(61,552)
7.75% convertible subordinated notes	—	45,703
Floating rate notes due 2009	200,000	—
Mortgage	27,812	28,153
Loan payable	—	35,000
Notes payable	2,071	2,644
Related party long-term debt	31,609	141,891
Capital leases	8,052	3,855

Total debt	$714,154	$781,940

Less: current installments	(4,227)	(38,686)

Long-term debt, excluding current installments	$709,927	$743,254

The following table presents a summary of the debt activity for the six-month period ended June 30, 2004 (in thousands):

	December 31, 2003	Issuances / Additions	Discount Amortization	Interest Expense	Interest Accretion	Principal Payments	Retirements / Extinguishments	June 30, 2004
14% senior secured notes due 2010	$22,824	$—	$—	$—	$—	$—	$—	$22,824
Less: discount	(3,726)	—	172	—	—	—	—	(3,554)
14% senior secured notes due 2009	262,211	—	—	—	15,200	—	(45,070)	232,341
Add: accretion of interest	—	—	—	17,256	(15,200)	—	(2,056)	—
Less: discount	(85,131)	—	1,217	—	—	—	14,490	(69,424)
12% senior secured notes due 2010	185,000	—	—	—	—	—	(70,000)	115,000
10% senior secured discount Convertible notes	205,068	—	—	—	9,706	—	(10,943)	203,831
Add: accretion of interest	—	—	—	9,773	(9,706)	—	(67)	—
Less: discount	(61,552)	—	2,008	—	—	—	3,136	(56,408)
7.75% convertible subordinated notes due 2006	45,703	—	—	—	—	—	(45,703)	—
Floating rate notes due 2009	—	200,000	—	—	—	—	—	200,000
Mortgage	28,153	—	—	—	—	(341)	—	27,812
Loan	35,000	—	—	—	—	—	(35,000)	—
Notes payable	2,644	381	—	—	—	—	(954)	2,071
Related party long-term debt	141,891	50,185	—	—	—	—	(160,467)	31,609
Capital leases	3,855	6,347	—	—	—	(2,150)	—	8,052

Total	$781,940	$256,913	$3,397	$27,029	$—	$(2,491)	$(352,634)	$714,154

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Refinancing

The Company refinanced its floating rate mortgage relating to its facility in Washington, D.C. on August 9, 2004 for a new balance of $33.3 million at a fixed rate of 6.01% due in 2014.

April 2004 Financing

On April 20, 2004, the Company completed an offering of $200 million of Inc.’s Senior Secured Floating Rate Notes due May 1, 2009. Interest on the notes is 6.65% per annum through July 31, 2004 and thereafter will be reset quarterly at a rate equal to 550 basis points over LIBOR. The interest on the notes is payable quarterly in cash in arrears on February 1, May 1, August 1 and November 1, commencing on August 1, 2004. No scheduled principal payments are required to be made prior to maturity. The notes, which are Inc.’s senior secured obligations, are secured by substantially all of Inc.’s assets, including the stock of Inc’s FCC license subsidiary, are guaranteed by the Company and will rank equally in right of payment with all of Inc.’s other existing and future senior indebtedness and senior in right of payment to all of Inc.’s existing and future subordinated indebtedness. At any time, Inc. may, at its option, redeem the notes, in whole or in part, at declining redemption prices. The proceeds from this offering were used in part to repay outstanding balances under the Company’s revolving credit facility with General Motors (“GM”).

April 2004 Exercise of GM Warrant

In April 2004, the Company received $31.8 million in cash proceeds in connection with GM’s exercise of a warrant to purchase 10 million shares of the Company’s Class A common stock at an exercise price $3.18 per share.

2nd Quarter 2004 De-leveraging Transactions

During the three-month period ended June 30, 2004, the Company redeemed, or entered into agreements with certain holders of its notes to exchange $120.4 million carrying value including accrued interest, or $129.0 million fully accreted face value at maturity, for $97.4 million in cash consideration and 1.4 million shares of Class A common stock. This includes the redemption of $73.3 million carrying value including accrued interest, or $70.0 million fully accreted face value at maturity, of the 12% Senior Secured Notes due 2010 for an aggregate redemption price of $81.7 million, which amount included a redemption premium of $8.4 million. This also includes the exchange of $47.1 million carrying value including accrued interest, or $59.0 million fully accreted face value at maturity, of the 14% Senior Secured Notes due 2009 for $15.7 million in cash consideration and 1.4 million shares of Class A common stock. The Company recorded a loss of $35.0 million from these extinguishments in other expense on the condensed consolidated statement of operations for the three-month period ended June 30, 2004. In May 2004, the Company repaid $71.4 million of the balance outstanding under its revolving credit facility, plus accrued interest, with GM. Additionally, in May 2004, the Company repaid in full the outstanding loan of $35 million, plus accrued interest, with Boeing Satellite Systems.

As a result of these de-leveraging transactions, the Company eliminated approximately $229.1 million of carrying value including accrued interest, or approximately $235.4 million of face amount at maturity. The Company eliminated $73.3 million carrying value including accrued interest ($70.0 million face amount at maturity) of its 12% Senior Secured Notes due 2010, $47.1 million carrying value including accrued interest ($59.0 million face amount at maturity) of its 14% Senior Secured Notes due 2009, $35.3 million carrying value including accrued interest ($35.0 million face amount at maturity) of its loan with Boeing Satellite Systems and $73.4 million of the balance outstanding under its revolving credit facility including accrued interest with GM.

January 2004 Financing

On January 28, 2004, the Company completed a public offering of 20 million shares of its Class A Common Stock at $26.50 per share, 13 million shares of which were offered for sale by certain selling stockholders. The 7 million shares offered by the Company resulted in gross proceeds of $185.5 million. The proceeds from this offering were used in part to repay the unvested portion of the 10% Senior Secured Convertible Note due December 31, 2009 to Onstar Corporation (“Onstar”), a subsidiary of GM. In connection with the sale of the Class A common stock in the January 2004 Class A common stock offering, the Company entered into agreements with the selling stockholders to convert $11.0 million carrying value, or $13.3 million fully accreted face value at maturity, of 10% Senior Secured Discount Convertible Notes into 3.5 million shares of Class A common stock, $52.4 million including accrued dividends in shares of Series C preferred stock into 5.9 million shares of Class A common stock and 3.6 million shares of Series A convertible preferred stock into 3.6 million shares of Class A common stock.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1st Quarter 2004 De-leveraging Transactions

During the three-month period ended March 31, 2004, $56.7 million carrying value including accrued interest, or $59.0 million fully accreted face value at maturity, of notes were converted into 7.2 million shares of Class A common stock. This includes the call for redemption of all remaining outstanding $45.7 million of 7.75% Convertible Subordinated Notes, all of which were converted prior to the redemption date. No loss or gain resulted from these debt extinguishments for the three-month period ended March 31, 2004. Additionally, the Company completed the redemption of the $89.0 million 10% Senior Secured Convertible Note due 2009 held by Onstar. As part of the redemption, Onstar converted $7.8 million in principal amount of the Note, representing the entire principal amount of the Note that had vested conversion rights at the time of the redemption, into 980,670 shares of the Company’s Class A common stock in accordance with the terms of the Note. The remaining $81.2 million in principal amount plus accrued interest was repaid with cash.

In connection with the January 2004 financing, the Company entered into agreements with certain holders of its 8.25% Series C convertible redeemable preferred stock and its Series A convertible preferred stock to convert $52.4 million carrying value including accrued and unpaid dividends in shares of Series C preferred stock into 5.9 million shares of Class A common stock and $34.7 million carrying value in shares of Series A preferred stock into 3.6 million shares of Class A common stock. The Company also entered into agreements with certain holders of its Series A convertible preferred stock to convert $16.7 million carrying value in shares of Series A preferred stock into 1.7 million shares of Class A common stock. Additionally, the Company entered into agreements with certain holders of Class A common stock warrants to exchange 42,616 warrants convertible into 1.5 million shares of Class A common stock for 1.3 million shares of Class A common stock and received $9.2 million in cash proceeds from the exercise of 33,865 warrants converted into 2.9 million shares of Class A common stock.

As a result of these de-leveraging transactions, the Company eliminated approximately $249.5 million of carrying value including accrued interest of debt and preferred securities or approximately $251.8 million of face amount at maturity. The Company eliminated $89.0 million in principal amount ($89.0 million face amount at maturity) of the 10% Senior Secured Convertible Note due 2009 held by Onstar, $45.7 million carrying value including accrued interest ($45.7 million face amount at maturity) of its 7.75% Convertible Subordinated Notes due 2006, $11.0 million carrying value including accrued interest ($13.3 million face amount at maturity) of its 10% Senior Secured Discount Convertible Notes due 2009, $52.4 million carrying value of its Series C preferred stock and $51.4 million carrying value of its Series A preferred stock.

(5) Provision for Deferred Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the tax benefits and consequences in future years of differences between the tax bases of assets and liabilities and the financial reporting amounts at each year-end and operating loss and tax credit carry forwards, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the sum of taxes payable for the period and the change during the period in deferred tax assets and liabilities.

For the three and six months ended June 30, 2004, the Company recorded a net increase to its valuation allowance for deferred tax assets of $0.6 million and $26.2 million, respectively. The increase was required because the Company determined that it was not appropriate under generally accepted accounting principles to offset deferred tax assets against deferred tax liabilities related to indefinite lived assets that cannot be scheduled to reverse in the same period. The Company will continue to incur tax expense as the indefinite lived assets are amortized for tax purposes over the next 13 years. The amount of deferred tax expense related to these items is expected to be approximately $2.3 million per year. The Company does not expect to settle this liability in the foreseeable future.

(6) Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of common shares outstanding during the period. Diluted net loss available per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common and dilutive equivalent shares outstanding during the period. The Company has presented historical basic and diluted net loss per share in accordance with SFAS No. 128. Options and warrants outstanding as of June 30, 2004 to purchase 110.5 million shares of common stock (103.5 million of which were vested) were not included in the computation of diluted loss per share for the three- and six-month periods ended June 30, 2004 as their inclusion

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would have been anti-dilutive. Options and warrants outstanding as of June 30, 2003 to purchase 168.3 million shares of common stock (152.4 million of which were vested) were not included in the computation of diluted loss per share for the three- and six-month periods ended June 30, 2003 as their inclusion would have been anti-dilutive. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share is the same.

(7) Commitments and Contingencies

(a) DARS License and Regulatory Matters

The Company’s DARS license is valid for eight years upon successful launch and orbital insertion of the satellites and can be extended by the Company. The DARS license requires that the Company comply with a construction and launch schedule specified by the FCC for each of the two authorized satellites, which has occurred. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company’s license. The Company believes that the exercise of such authority to rescind the license is unlikely. If necessary, the Company could seek FCC authority to launch additional satellites for use in its system, which management believes would likely be approved. In February 2004, the Company applied to the FCC for authority to launch and operate XM-3 and XM-4 and to relocate XM Roll to the 110 West Longitude orbital location. These applications are pending. Additionally, the FCC has not yet issued final rules permitting the Company to deploy its terrestrial repeaters to fill gaps in satellite coverage. The Company is operating its repeaters on a non-interference basis pursuant to a grant of special temporary authority from the FCC. This grant originally expired March 18, 2002. However, on March 11, 2002, the Company applied for an extension of this special temporary authority and the Company can continue to operate its terrestrial repeaters pursuant to the special temporary authority pending a final determination on this extension request. This authority is currently being challenged by operators of terrestrial wireless systems who have asserted that the Company’s repeaters may cause interference. The Company believes it is not likely that an FCC order would materially impact the terrestrial repeater system design currently in operation.

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

(b) Satellite System

As of June 30, 2004, the Company had paid approximately $610.5 million, including financing charges and interest under the satellite contract related to XM Rock, or XM-2, XM Roll, or XM-1, XM-3 and XM-4. The Company originally entered into its satellite contract in March 1998 with Boeing Satellite Systems International, Inc., or BSS, and has subsequently amended the contract, including in July 2003 and December 2003.

Satellite Contract—XM Rock and XM Roll. Under the satellite contract, BSS has delivered two satellites in-orbit, XM Rock and XM Roll, supplied ground equipment and software used in the XM Radio system and provided certain launch and operations support services.

Satellite Contract and Other Costs—XM-3. Construction of the Company’s ground spare satellite, XM-3, is currently being completed, including certain modifications to correct the solar array degradation issues experienced by XM Rock and XM Roll, as well as other changes agreed with BSS discussed below. As of June 30, 2004, with respect to XM-3, the Company has deferred $15 million at an interest rate of 8% through December 5, 2006 and borrowed $35 million from Boeing Capital in a separate transaction to be repaid prior to launch of XM-3. In May 2004, the Company repaid in full the outstanding balance of $35 million, plus accrued interest.

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

Satellite Contract and Other Costs—XM-4. The Company has committed in its satellite contract, as amended in July 2003, and by a separate August 2003 contract with Sea Launch Company, LLC, or Sea Launch, to acquire from BSS a fourth satellite, XM-4, which should be available for shipment to the launch services provider no later than October 31, 2005, and from Sea Launch the associated launch services for the satellite. The fixed prices for XM-4 and the associated launch services total $186.5 million, excluding in-orbit performance incentives and financing charges on certain amounts deferred prior to launch. Following the Company’s payment of $3 million in total for XM-4 and the associated launch services during the third quarter 2003, remaining satellite construction payments aggregating approximately $104 million are deferred until as late as the first quarter 2006. Interest accrues monthly at a rate of 10.75% per annum through December 2004 and payable thereafter on a current basis, pursuant to the December 2003 amendment, which extends the deferral from the first quarter 2005 and reduces the applicable interest rate from 12.75% to 10.75%. Of this deferred amount, $60.8 million is in the Other Non-Current Liabilities line on the Company’s condensed consolidated balance sheet as of June 30, 2004. Most of the remaining portion of the fixed costs for XM-4 and the associated launch services are payable during construction with the last payment due one month following launch.

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

Satellite Contract—Warrant to BSS. Pursuant to the Company’s satellite contract, the Company issued a warrant to BSS in July 2003 to purchase 500,000 shares of its Class A common stock at $13.524 per share. The fair value of these warrants was determined to be $5.8 million using the Black-Scholes based valuation methodology and is included in the System Under Construction balance as of June 30, 2004.

Satellite Insurance Settlements — The Company has launch and in-orbit insurance policies with a large group of insurers (both U.S. and foreign) providing coverage for losses relating to each of its satellites (XM Rock and XM Roll) where such losses arise from an occurrence within the first 5 years after launch (both satellites were launched during the 1st half of 2001).

Under these policies, the aggregate sum insured in the event of constructive total loss of both satellites is $400 million ($200 million per satellite), and lesser amounts would be payable in the event of a partial loss. In the event of constructive total loss, the amount of recovery would be reduced by any salvage value, which could include a percentage of the revenues from the Company’s continuing use of the satellites.

In September 2001, the Company notified its insurers of a progressive solar array power degradation problem with both satellites (this solar array output power degradation issue is common to the first six Boeing 702 class satellites in orbit—XM Rock and XM Roll were the fifth and sixth Boeing 702s launched). In February 2003, the Company filed Proofs of Loss with its insurers claiming that the pattern of degradation on both satellites met the standard for constructive total loss under the terms of the insurance policies even though the Company would be able to operate the satellites and provide quality service to its subscribers for some continuing period of time.

In July 2004, the Company reached agreement with insurers covering 80% of the aggregate sum insured at a settlement rate equal to 44.5% of the proportionate amount covered by each of these insurers (total recovery of approximately $142 million from these insurers). This settlement resolves any issues about the amount of loss sustained, includes a waiver by the settling insurance companies of any reductions based on salvage value, terminates any further risk to the settling insurers under the policies and ends any other rights the settling insurers might have with regard to XM Rock and XM Roll or revenues generated by the Company’s continuing use of those satellites. The Company has already collected a significant portion of the settlement amounts and expects to collect most of the remainder by the end of August. The receipt of the insurance proceeds will be recorded as a reduction to the carrying values of XM Rock and XM Roll.

The Company will seek to collect the remaining 20% of the sum insured utilizing the third-party dispute resolution procedures under the policy.

Replacement Satellite Deployment Plan —The Company plans to launch its ground spare satellite (XM-3) into one orbital slot in late 2004/early 2005, depending on the timing of launch vehicle availability, and to operate XM Rock and XM Roll collocated in the other orbital slot. In 2007, the Company plans to launch its new satellite (XM-4) to replace the collocated XM Rock and XM Roll. The Company

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

has advanced visibility of 702 performance levels and the consistency of degradation trends on XM Rock and XM Roll since there is a 702 satellite in-orbit longer than either of the Company’s two satellites by approximately 15 and 17 months, respectively. With this deployment plan and advanced visibility, the Company believes it will be able to launch XM-3 and XM-4 prior to the time the solar array output degradation power issue might cause the Company’s broadcast signal strength to fall below minimum acceptable levels.

(c) GM Distribution Agreement

The Company has a long-term distribution agreement with OnStar, a subsidiary of General Motors. During the term of the agreement, which expires 12 years from the commencement date of the Company’s commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of the Company’s commencement of commercial operations, and to provide that the Company may make certain payments to GM in the form of indebtedness or shares of the Company’s Class A common stock. The Company’s total cash payment obligations were not increased. The Company has significant annual, fixed payment obligations to GM. As a result of the June 2002 amendment, the Company commenced recognizing these fixed payment obligations for the period ending through November 2005, which approximate $63.6 million, on a straight-line basis. However, due to the January 2003 amendment to the Distribution Agreement and GM’s roll out plans which demonstrated a likelihood of GM exceeding minimum installation targets, in 2003 the Company began prospectively recognizing these fixed payments due under the Distribution Agreement, which approximate $397.3 million, on a straight-line basis through September 2013, the remaining term of the agreement. The Company issued a 10% Senior Secured Convertible Note due 2009 with an aggregate principal amount of $89.0 million, to OnStar in lieu of making these fixed payments to OnStar for amounts otherwise due in 2003 through 2006. The fixed payments due to be paid in years 2007, 2008 and 2009 are $80.7 million, $106.7 million and $132.9 million, respectively. As described in Note 4, in February 2004, the Company completed the redemption of the note. The Company has recorded $22.3 million of current prepaid expense to related party and $33.4 million of non-current prepaid expense to related party in connection with the guaranteed fixed payments in the condensed consolidated balance sheet at June 30, 2004.

In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios (at which point the percentage remains constant). During the second quarter of 2004, a clarification was agreed to by XM and Onstar relating to the implementation of certain aspects of revenue sharing contained within the distribution agreement. Accordingly, the revenue share expense is recognized as the related subscription revenue is earned. The Company will also make available to GM bandwidth on its system. As part of the agreement, OnStar provides certain call-center related services directly to XM subscribers who are also OnStar customers and the Company must reimburse OnStar for these XM-related call center services. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio’s service. The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service, starting with 1,240,000 units by November 2005, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. General Motors’ exclusivity obligations will discontinue if, by November 2005 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market. As of June 30, 2004 and 2003, the Company paid $121.8 million and $23.6 million, respectively, and incurred total costs of $222.2 million and $73.0 million, respectively, under the distribution agreement.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) Supplemental Cash Flows Disclosures

The Company paid $6.9 million and $44.3 million for interest (net of $12.8 million and $0 capitalized, respectively) during the six-month periods ended June 30, 2004 and 2003, respectively. Additionally, the Company’s financial results include the following non-cash financing and investing activities (in thousands):

	Six- month periods ending June 30,
	2004	2003
Accrued system milestone payments	$38,500	$4,918
Issuance of note for prepaid expenses	—	89,042
Issuance of warrants for deferred financing fees	—	27,439
Issuance of notes for accrued expenses	50,566	25,223
Discount on debt securities	10,315	131,371
Conversion of debt to equity	96,536	60,867
Use of deposit/escrow for capital lease agreement	—	1,174
Property acquired through capital leases	6,347	—
Write off of deferred financing costs to equity in connection with conversion of debt to equity	1,064	—

(9) Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. On December 24, 2003, the FASB issued final modified FASB Interpretation No. 46 (“FIN 46R”), primarily to clarify the required accounting for interests in VIEs. Application of FIN 46R is required in financial statements of public entities that have interests in entities that are commonly referred to as special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities for all other types of VIEs (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R by the Company for the three- and six-month period ended June 30, 2004, did not have an impact on its financial position or its financials results.

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

Accordingly, the results of operations for Inc. and its subsidiaries are substantially the same as the results for XM and its subsidiaries discussed above except that Inc. incurs:

•	additional rent, less depreciation and amortization expense and less other income, in each case principally related to Inc.’s rental of its corporate headquarters from XM, which are intercompany transactions that have been eliminated in the XM financial statements;

•	less interest expense principally related to the additional indebtedness at XM; and

•	less interest income because of additional cash balances at XM.

Overview

The highlights for our three- and six-month period ended June 30, 2004 include the following:

•	growing the XM business to over 2.1 million subscribers at quarter end, including over 418,000 and 740,000 new subscribers added during the three months and six months ended June 30, 2004, respectively,

•	the continued development of innovative retail products at attractive price points and broad OEM factory-installed penetration across numerous vehicle models,

•	ending June 30, 2004, with a recurring subscription revenue run rate of $213 million, and

•	continuing to achieve a positive gross margin (calculated as revenues less variable costs, which include revenue share & royalties, customer care & billing operations, cost of equipment and ad sales) during the three months and six months ended June 30, 2004 while containing our fixed costs and reducing our costs to acquire each new subscriber.

The key metrics we use to monitor our business growth and our operational results are: ending subscribers, Average Monthly Subscription Revenue Per Subscriber (“ARPU”), Subscriber Acquisition Cost (“SAC”), Cost Per Gross Addition (“CPGA”) and EBITDA, presented as follows:

	Three Months ended June 30,
	2004	2003
Net Subscriber Additions	418,449	209,178

Aftermarket, OEM & Other Subscribers	1,705,191	568,140
Subscribers in OEM Promotional Periods(1)	374,930	116,476
XM Activated Vehicles with Rental Car Companies(2)	20,231	7,637

Total Ending Subscribers(1)(2)(3)	2,100,352	692,253

Average Monthly Subscription Revenue Per Subscriber(4)	$8.63	$9.32
Average Monthly Subscription Revenue Per Aftermarket, OEM & Other Subscriber(4)	$9.26	$9.84
Average Monthly Subscription Revenue Per Subscriber in OEM Promotional Periods(4)	$5.78	$6.74
Average Monthly Subscription Revenue per XM Activated Vehicle with Rental Car Companies(4)	$9.23	$0.89
Subscriber Acquisition Costs (SAC)(5)	$57	$80
Cost Per Gross Addition (CPGA)(6)	$101	$160

EBITDA (in thousands)(7)	$(107,819)	$(95,742)

(1)	OEM promotional periods typically range from three months to one year in duration and a portion is paid for by the vehicle manufacturers. At the time of sale, vehicle owners generally receive a 3-month trial subscription and are included in OEM Promotional Subscribers. XM generally receives payment for two months of the 3-month trial subscription from the vehicle manufacturer. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments.

(2)	Rental car activity commenced in late June 2003.

(3)	Ending subscribers—We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those that are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments.

(4)	Average Monthly Subscription Revenue per Subscriber—Please see definition and further discussion under Average Monthly Subscription Revenue Per Subscriber on page 18.

(5)	SAC—Please see definition and further discussion under Subscriber Acquisition Costs on page 21.

(6)	CPGA—Please see definition and further discussion under Cost Per Gross Addition on page 21.

(7)	EBITDA—Please see definition and further discussion under EBITDA on page 22.

We raised $2.8 billion of equity and debt net proceeds from inception through June 2004 from investors and strategic partners to fund our operations. In January 2004, we raised $177 million of net funds from the sale of Class A common stock. In April 2004, we raised $195 million of net funds from the issuance of our Senior Secured Floating Rate Notes due 2009. In addition, in April 2004, we received approximately $32 million in cash proceeds in connection with GM’s exercise of a warrant to purchase 10 million shares of our Class A common stock at an exercise price $3.18 per share. Provided that we meet the revenue, expense and cash flow projections of our business plan, we expect to be fully funded with no need to raise additional financing to continue operations. Our business plan contemplates the use of cash on hand and to be received from insurance settlements to fund the construction and launch of XM-3 and of XM-4.

From January 1, 2004 to June 30, 2004, we eliminated $478.6 million carrying value of indebtedness including accrued interest, or approximately $487.2 million face value at maturity, through the issuance of $287.3 million of cash and $20.9 million shares of Class A common stock. These transactions also eliminated approximately $704 million in future interest, dividends, accretion and principal payments as well as 27 million shares of incremental dilution.

We will continue to incur operating losses until we substantially increase the number of our subscribers and increase our cash flow sufficient to cover operating costs. We are focused on managing growth and containing costs while increasing subscribers and scaling up our businesses. We also have significant outstanding contracts and commercial commitments that need to be paid in cash or through credit facilities over the next several years, including to fund subsidies and distribution costs, under which our payments increase as our revenues increase under the terms of those agreements, particularly under our arrangement with General Motors, as further described in Note 7 to the condensed consolidated financial statements, programming costs, repayment of long-term debt, lease payments and service payments. Our ability to become profitable also depends upon other factors identified below under the heading “Liquidity and Capital Resources—Future Operating and Capital Resource Requirements.”

Results of Operations

Three-Month and Six-Month Periods ended June 30, 2004 and 2003

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
	(in thousands, except share and per share data)
Revenue:
Subscription	$48,643	$16,117	$88,404	$27,707
Activation	1,058	394	1,925	689
Equipment	1,054	1,017	1,733	1,609
Net ad sales	1,407	599	2,397	1,047
Other revenue	820	194	1,488	321

Total revenue	52,982	18,321	95,947	31,373

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	10,479	5,490	25,957	9,479
Customer care & billing operations	8,975	5,588	16,060	10,635
Cost of equipment	1,771	1,855	3,367	2,968
Ad sales	1,357	561	2,644	998
Satellite & terrestrial	9,822	10,001	19,233	22,572
Broadcast & operations:
Broadcast	2,436	1,891	5,099	4,457
Operations	3,049	3,218	6,034	5,984

Total broadcast & operations	5,485	5,109	11,133	10,441
Programming & content	7,116	5,261	14,340	10,048

Total cost of revenue	45,005	33,865	92,734	67,141
Research & development (excludes depreciation and amortization, shown below)	6,731	2,919	12,901	5,386
General & administrative (excludes depreciation and amortization, shown below)	6,527	5,554	12,392	14,572
Marketing (excludes depreciation and amortization, shown below)
Retention & support	3,124	7,427	5,923	11,879
Subsidies & distribution	35,303	19,594	70,082	31,316
Advertising & marketing	20,340	16,691	35,019	28,192

Marketing	58,767	43,712	111,024	71,387
Amortization of GM liability	9,313	9,313	18,626	16,939

Total marketing	68,080	53,025	129,650	88,326
Depreciation & amortization	39,557	39,788	79,038	79,548

Total operating expenses	165,900	135,151	326,715	254,973

Operating loss	(112,918)	(116,830)	(230,768)	(223,600)
Interest income	1,086	573	2,165	1,125
Interest expense	(19,225)	(26,889)	(47,346)	(50,688)
Other expense	(34,458)	(18,710)	(34,072)	(14,975)

Net loss before income taxes	(165,515)	(161,856)	(310,021)	(288,138)

Provision for deferred income taxes	(579)	—	(26,152)	—

Net Loss	(166,094)	(161,856)	(336,173)	(288,138)

8.25% Series B and C preferred stock dividend requirement	(2,149)	(4,689)	(4,504)	(9,691)
Series B preferred stock retirement gain	—	1,941	—	8,761

Net loss attributable to common stockholders	$(168,243)	$(164,604)	$(340,677)	$(289,068)

Basic and diluted net loss per share	$(0.84)	$(1.38)	$(1.80)	$(2.65)

Weighted average shares used in computing net loss per share - basic and diluted	200,616,663	119,427,014	189,740,108	109,097,888

EBITDA (1)	$(107,819)	$(95,752)	$(185,802)	$(159,027)
XM subscriptions (end of period) (2)	2,100,352	692,253	2,100,352	692,253

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

	Three Months ended June 30,
	2004	2003
Reconciliation of Net Loss to EBITDA
Net loss as reported	$(166,094)	$(161,856)
Add back non-EBITDA items included in net loss:
Interest income	(1,086)	(573)
Interest expense	19,225	26,889
Depreciation & amortization	39,557	39,788
Provision for deferred income taxes	579	—

EBITDA	$(107,819)	$(95,752)

	Six Months ended June 30,
	2004	2003
Reconciliation of Net Loss to EBITDA
Net loss as reported	$(336,173)	$(288,138)
Add back non-EBITDA items included in net loss:
Interest income	(2,165)	(1,125)
Interest expense	47,346	50,688
Depreciation & amortization	79,038	79,548
Provision for deferred income taxes	26,152	—

EBITDA	$(185,802)	$(159,027)

(2)	We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those that are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments.

Three months Ended June 30, 2004 Compared With Three Months Ended June 30, 2003

XM Satellite Radio Holdings Inc. and Subsidiaries

Revenue

Revenue. Our revenue consists of subscription fees, activation charges, limited direct sales of radios, advertising sales, and revenue earned from royalties and invoice fees. In the three months ended June 30, 2004, we recognized $53.0 million in total revenue, compared to $18.3 million in three months ended June 30, 2003, an increase of $34.7 million. During the three month period ended June 30, 2004, subscription revenue comprised over 91% of our total revenues.

Subscribers. As of June 30, 2004, we had 2,100,352 subscribers, compared to 692,253 at June 30, 2003, an increase of 1,408,099 subscribers. Our subscribers include 1,705,191 self-paying subscribers, 374,930 subscribers in OEM promotional periods (typically ranging from three months to one-year in duration) paid in part by the vehicle manufacturers and 20,231 XM activated vehicles with rental car companies. Additionally, family plan subscriptions at a multi-unit rate of $6.99 per radio per month are included in our total subscriber count. We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers.

OEM Promotional Subscribers. OEM Promotional Subscribers are subscribers who have either a portion or all of their subscription fee paid for by an OEM for a fixed period following the initial purchase or lease of the vehicle. Currently, at the time of sale, vehicle owners generally receive a 3-month prepaid trial subscription. XM generally receives two months of the
3-month

trial subscription from the vehicle manufacturer. The automated activation program provides activated XM radios on dealer lots for test drives. GM and Honda generally indicate the inclusion of 3 months free of XM service on the window sticker of XM-enabled vehicles. We measure the success of these programs based on the percentage that elect to receive the XM service and convert to self-paying subscribers after the initial promotion period–we refer to this as the “conversion rate”.

The OEMs started to offer promotional programs in late 2002. At that time, the XM enabled vehicles were delivered to the dealers with inactive radios. Dealers or vehicle purchasers were required to call XM to activate a radio similar to an aftermarket consumer customer; not all XM-enabled vehicles were activated for the promotional subscription period. To streamline the process, in late September 2003 we began implementing an interim auto activation program whereby the XM radios are being activated automatically upon delivery of the car to the dealer. In the first quarter of 2004, we started activating XM radios at the completion of the car manufacturing process, which further reduces manual intervention in the process. Under our OEM promotional programs that ran from late 2002 through mid September 2003 (the primary program was the GM triple-play promotion), subscribers were included in our OEM promotional subscriber count from the time of sign up on the system until such time as they transferred into our Aftermarket, OEM and other subscriber count or were deactivated for non-payment in accordance with our normal collection procedures. Under the auto-activation programs, subscribers are included in our OEM promotional subscriber count from the time of vehicle purchase or lease, through the period of trial service plus an additional 30 days. We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications.

The conversion rate for the GM triple-play program that ran through mid September 2003 averaged approximately 70%. The conversion rate for the quarter ended June 30, 2004 was 57% and reflects the implementation of the interim auto activation program, with all XM-enabled vehicles activated for the promotional period. The implementation of the fully automated factory activation program has increased the number of subscribers provided by our OEM distribution channel, and the conversion rate is expected to increase as we develop more refined marketing programs to convert promotional subscribers to self paying subscribers.

XM Activated Vehicles with Rental Car Companies. Our subscribers also include 20,231 activated vehicles with rental car companies. For the initial model year 2003 XM-enabled rental vehicles, XM receives payments based on the use of XM service. Customers are charged $2.99 per day per vehicle for use of the XM service, on which XM receives a revenue share. For subsequent model year 2004 and later vehicles, XM receives $10 per subscription per month.

Subscription Revenue. Subscription revenue was $48.6 million during the three month period ended June 30, 2004 compared to $16.1 million during the three-month period ended June 30, 2003, an increase of $32.5 million. Subscription revenue consists primarily of our monthly subscription fees charged to consumers, commercial establishments and fleets, which are recognized as the service is provided. Revenues received from vehicle manufacturers for promotional service programs are included in subscription revenue. At the time of sale, vehicle owners generally receive a three-month trial subscription and are included in OEM promotional subscribers. Beginning in 2004, a standard promotion of 3 months free was placed on the window sticker of all XM-enabled GM vehicles. We generally receive payment for two months of the three-month trial subscription period from the vehicle manufacturer. For the three-month period ended June 30, 2004, subscription revenue included $5.9 million from related parties for subscription fees paid under certain promotional agreements, compared with $1.4 million in 2003. Subscription revenue also includes revenues from a premium service. Our subscriber arrangements are cancelable without penalty. Promotions and discounts are treated as a reduction to revenue during the period of the promotion. Sales incentives, consisting of rebates to subscribers, offset revenue. Discounts on equipment sold with service are allocated to equipment and service based on relative fair value.

Average Monthly Subscription Revenue Per Subscriber. Average monthly subscription revenue per subscriber (ARPU) was approximately $8.63 during the three-month period ended June 30, 2004 and $9.32 during the three-month period ended June 30, 2003. This decrease of $0.69 is primarily driven by increased OEM promotions, on which we provide the first month free, and increased adoption rate of multiyear prepayment plans and mutliradio discount plans, such as the family plan. ARPU from our aftermarket, OEM and other subscribers was $9.26 during the three-month period ended June 30, 2004 as compared to $9.84 during the three-month period ended June 30, 2003. This decrease of $0.58 is primarily driven by multi-year prepayment plan and family plan discounts. ARPU from our OEM promotional subscribers was $5.78 during the three-month period ended June 30, 2004 as compared to $6.74 during the three-month period ended June 30, 2003. This decrease of $0.96 is primarily driven by the change to the auto activation program, because we count the subscribers for the period of the promotional program plus an additional thirty days to handle the receipt and processing of payment. No revenue is recognized subsequent to the end of the promotional program unless a commitment to pay for future service is received from the subscriber. ARPU from our rental car fleet subscribers was $9.23 during the three-month period ended June 30, 2004 as compared to $0.89 during the three-month period ended June 30, 2003. The increase reflects a shift in the Avis fleet to model year 2004 vehicles on which we earn a flat fee of $10 per subscription per month. ARPU is derived from the total of earned subscription revenue (net of promotions and rebates) divided by the monthly weighted average number of subscribers for the period reported. ARPU is a measure of operational performance and not a measure of financial performance under generally accepted accounting principles. ARPU will fluctuate based on promotions implemented in 2004, as well as the adoption rate of multiyear prepayment plans, multiradio discount plans (such as the family plan), and premium and data services.

Activation Revenue. Activation revenue is comprised of one-time activation charges billed to customers. Activation fees are non-refundable, and are recognized on a pro-rata basis over the estimated 40-month life of the subscriber relationship. This estimate may be further refined in the future as additional historical data becomes available. During the three-month period ended June 30, 2004, we recognized $1.1 million in activation revenue compared to $0.4 million for the three-month period ended June 30, 2003, an increase of $0.7 million due to an increase in subscribers. Certain of our promotions waive the activation fee. The growth in activation revenue will be impacted by the amount of discounts given as a result of the competitive environment and the increase in subscribers.

Equipment Revenue. Equipment revenue is comprised of revenues from any direct sales of radios and radio accessories. Through June 30, 2004, the direct sales of radios have generally been for promotional purposes. During the three-month period ended June 30, 2004, we recognized $1.1 million in equipment revenue compared to $1.0 million during the three-month period ended June 30, 2003. For the three-month period ended June 30, 2004, equipment revenue included $7,000 from direct sales of radios to related parties compared with $194,000 in the three-month period ended June 30, 2003. We expect revenue from the sale of equipment to increase proportionately with the increase in direct sales of equipment by XM.

Net Ad Sales Revenue. Advertising revenue consists of sales of advertisements and program sponsorships on the XM network to advertisers that are recognized in the period in which they are broadcast. Advertising revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Advertising revenue is presented net of agency commissions in the results of operations, which is consistent with industry practice. In the three-month period ended June 30, 2004, we recognized $1.4 million in net advertising revenue compared to $599,000 during the three-month period ended June 30, 2003. These amounts are net of agency commissions, which were $187,000 during the three-month period ended June 30, 2004, compared to $99,000 during the three-month period ended June 30, 2003. The increase in net advertising revenue is due primarily to increased demand for advertising on the XM network that results from our subscriber growth, listenership and audience reach. During the three-month period ended June 30, 2004, we recognized $190,000 in advertising barter revenue compared to $11,000 during the three-month period ended June 30, 2003. For the three-month period ended June 30, 2004, advertising revenue included $232,000 from sales of advertisements to related parties compared with $0 in the three-month period ended June 30, 2003.

Other Revenue. Other revenue earned during the three-month period ended June 30, 2004 consists of processing fees charged to invoiced subscribers, royalty revenue from certain tuners manufactured, and other revenue. We recognized $820,000 of other revenue during the three-month period ended June 30, 2004 compared with $194,000 during the three-month period ended June 30, 2003. The increase reflects barter revenue of $400,000 relating to a non-monetary transaction entered into in February 2004 with a related party involving the exchange of radio subscriptions for the provision of certain marketing services and increased processing fees resulting from our growth in subscribers.

Operating Expenses

Total Operating Expenses. Total operating expenses were $165.9 million for the three-month period ended June 30, 2004 compared to $135.2 million in the three-month period ended June 30, 2003, an increase of $30.7 million or 23%. The increase was due primarily to an increase in cost of revenue of $11.1 million attributable to increased sales, an increase in marketing expenses of $15.1 million due to increased distribution expenses as a result of the growth in subscribers as well as our efforts to attract and acquire new subscribers and an increase of $3.8 million in research and development due to costs associated with the development of future telematics applications and new product engineering builds.

Cost of Revenue. Cost of revenue includes revenue share & royalties, customer care & billing costs, costs of radios associated with direct sales of radios, costs directly associated with sales of advertising, satellite & terrestrial operating costs, as well as costs related to broadcast & operations and programming & content. These combined costs were $45.0 million for the three-month period ended June 30, 2004, up from $33.9 million in the three-month period ended June 30, 2003, an increase of $11.1 million or 33%.

Revenue Share & Royalties. Revenue share & royalties includes performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM, and royalties paid to radio technology providers and revenue share payments to manufacturing and distribution partners and content providers. These costs were $10.5 million in the three-month period ended June 30, 2004 compared to $5.5 million in the three-month period ended June 30, 2003. This increase of $5.0 million was a result of our growth in subscriber base and revenues. We expect these total costs to continue to increase as subscriber growth continues but to decrease slightly as a percentage of total revenue.

Customer Care & Billing Operations. Customer care & billing operations expense includes expenses from outsourced customer care functions as well as internal IT costs associated with front office applications. These expenses were $9.0 million during the three-month period ended June 30, 2004, compared with $5.6 million during the three-month period ended June 30, 2003, an increase of $3.4 million. This increase resulted from the increase in subscribers. We expect customer care & billing operations expense in total to continue to increase as we continue to add subscribers, but we expect the average cost per subscriber to decrease.

Cost of Equipment. During the three-month period ended June 30, 2004, we incurred $1.8 million relating to promotional radios and radio kits that we sold directly to subscribers, compared to $1.9 million in the three-month period ended June 30, 2003. We expect the cost of equipment to increase during 2004 as we increase direct sales of equipment.

Ad Sales. Ad sales expense was $1.4 million in the three-month period ended June 30, 2004 compared to $0.6 million in the three-month period ended June 30, 2003, an increase of $0.8 million. The increase in ad sales expense is due primarily to an increase in staffing and marketing costs to support ad sales growth. We expect ad sales costs to increase in support of expected advertising revenue growth.

Satellite & Terrestrial. Satellite & terrestrial includes: telemetry, tracking and control of our two satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and lease payments. These expenses were $9.8 million in the three-month period ended June 30, 2004, compared with $10.0 million in the three-month period ended June 30, 2003, a decrease of $0.2 million or 2%. The decrease is primarily due to a decrease in accrued performance incentives payable to Boeing relating to XM Rock and XM Roll. The costs are expected to remain stable through the remainder of the year.

Broadcast & Operations

Broadcast. Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content. The advertising trafficking (scheduling and insertion) functions are also included. Broadcast costs were $2.4 million for the three-month period ended June 30, 2004, compared to $1.9 million in the three-month period ended June 30, 2003, an increase of $0.5 million or 26%. The increase is primarily due to increased costs associated with enhancements to and maintenance of the broadcast systems infrastructure. Broadcast costs are expected to increase with new content initiatives.

Operations. Operations, which includes facilities and information technology expense, was $3.0 million in the three-month period ended June 30, 2004, compared with $3.2 million in the three-month period ended June 30, 2003, a decrease of $0.2 million, or 6%. The decrease is mainly due to a reduction in IT operating lease expenses and a decrease in the general operating costs associated with corporate facility. The costs are expected to remain stable.

Programming & Content. Programming & content includes the creative and production costs associated with our 118 channels of XM-original and third party content. This includes costs of programming staff and fixed payments for third party content. Programming & content expense was $7.1 million during the three-month period ended June 30, 2004, compared with $5.3 million during the three-month period ended June 30, 2003, an increase of $1.8 million or 34%. The increase is due to staffing and content related expenses in support of new 2004 programming initiatives, including Instant Traffic and Weather.

Research & Development. Research & development includes the costs of new product development, chipset design, and engineering. These combined expenses were $6.7 million in the three-month period ended June 30, 2004, compared with $2.9 million in the three-month period ended June 30, 2003, an increase of $3.8 million. The increase in research and development expense primarily resulted from costs associated with the development of future telematics applications and new product engineering builds. For the three-month period ended June 30, 2004, research and development expense included $2.1 million of costs relating to the development of future telematics applications associated with a related party compared with $0 during the three-month period ended June 30, 2003. Research and development expenses are expected to increase as we accelerate the development of future telematics applications and new products, including interoperable radios.

General & Administrative. General & administrative expense was $6.5 million during the three-month period ended June 30, 2004, as compared with $5.6 million during the three-month period ended June 30, 2003, a increase of $0.9 million or 16%. The increase in general & administrative expense is primarily due to an increase in professional fees and an increase in payroll and payroll related costs associated with the increase in headcount to support growth of our business.

Marketing. Marketing includes the costs of retention & support, subsidies & distribution, advertising & marketing, and amortization of our liability to GM. These combined costs were $68.1 million for the three-month period ended June 30, 2004, compared to $53.0 million in the three-month period ended June 30, 2003, an increase of $15.1 million, or 28%. Marketing expense increased primarily due to increases in subsidies & distribution of $15.7 million.

Retention & Support. Personnel-related expenses comprise the majority of retention and support in 2004. In the three-month period ended June 30, 2004, these costs were $3.1 million compared to $7.4 million in the three-month period ended June 30, 2003, a decrease of $4.3 million or 58%, primarily due to a non-cash stock compensation charge of $5.3 million recognized in relation to the issuance of certain warrants in the second quarter of 2003.

Subsidies & Distribution. We currently provide incentives and subsidies for the manufacture, purchase, installation and activation of XM radios to attract and retain our manufacturing and distribution partners. Our subsidy and distribution costs are significant and totaled approximately $35.3 million during the three-month period ended June 30, 2004, compared with $19.6 million during the three-month period ended June 30, 2003, an increase of $15.7 million or 80%. This increase is primarily due to the increase in subscribers, new activations, and GM vehicles equipped with XM radios. Subsidy and distribution expense will increase as the number of XM radios that are manufactured, installed and activated increase; however, we expect the cost per new subscriber to continue to decrease in 2004 as compared to 2003.

Subscriber Acquisition Costs. We consider subscriber acquisition costs (“SAC”) to include radio manufacturer subsidies, certain sales, activation and installation commissions, and hardware-related promotions. These costs are reported in Subsidies & Distribution. The negative margins from equipment sales are also included in subscriber acquisition costs. Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and distributors and certain guaranteed payments to General Motors. During the three-month period ended June 30, 2004, and 2003, we incurred expenses of $31.8 million, and $19.0 million, respectively, related to subscriber acquisition costs. Our average subscriber acquisition cost was $57 and $80 during the three-month period ended June 30, 2004 and 2003, respectively. The decline in SAC for the three-month period ended June 30, 2004 as compared to the three-month period ended June 30, 2003 is primarily due to a change in the mix of subscribers acquired.

Advertising & Marketing. Activities comprising these expenses include media, advertising, events and direct marketing programs. Advertising & marketing costs were $20.3 million during the three-month period ended June 30, 2004, compared with $16.7 million during the three-month period ended June 30, 2003, an increase of $3.6 million or 22%. The increase is primarily due to our increased consumer advertising expenses.

Cost Per Gross Addition. We consider CPGA to include the amounts in SAC, as well as advertising, media and other discretionary marketing expenses. In our financial statements, SAC costs are captured in Subsidies & Distribution and the negative margins from equipment sales, while CPGA costs are primarily captured by the combination of Subsidies & Distribution, Advertising & Marketing, plus the negative margins from equipment sales. CPGA does not include marketing staff (included in Retention & Support) or the amortization of the GM guaranteed payments (included in Amortization of GM Liability). During the three-month periods ended June 30, 2004, and 2003, we incurred CPGA expenses of $56.3 million, and $37.2 million, respectively. CPGA for the three-month periods ended June 30, 2004 and 2003 was $101 and $160, respectively. CPGA declined for the three-month period ended June 30, 2004 as compared to the three-month period ended June 30, 2003 primarily due to the combined impacts of subscriber additions increasing at a faster rate than our discretionary advertising and marketing expenses as well as the change in the mix of subscribers acquired. The timing of our media campaigns and discretionary advertising spending may cause CPGA to fluctuate from period to period. We expect CPGA to decline in 2004 as compared to 2003.

Amortization of GM Liability. These costs include the amortization of annual fixed guaranteed payment commitments to General Motors, aggregating to $439.0 million, under our long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. Amortization of the GM liability was $9.3 million for the three-month period ended June 30, 2004, compared with $9.3 million for the three-month period ended June 30, 2003. The distribution agreement was amended in June 2002 and then again in January 2003, as described in Note 7 to the condensed consolidated financial statements. As a result of the January 2003 amendment and GM’s current roll out plans, commencing in February 2003 we began recognizing the fixed payments, which approximate $397.3 million, on a straight-line basis through September 2013. In January 2003, we expensed the pro rata portion of the fixed payment that was based on the June 2002 amendment to the agreement.

Depreciation & Amortization. Depreciation & amortization expense was $39.6 million during the three-month period ended June 30, 2004, compared with $39.8 million during the three-month period ended June 30, 2003, a decrease of $0.2 million.

Interest Income. Interest income was $1.1 million during the three-month period ended June 30, 2004, compared with $0.6 million during the three-month period ended June 30, 2003, an increase of $0.5 million or 83%. The increase was primarily attributable to higher average balances of cash and cash equivalents in the three-month period ended June 30, 2004.

Interest Expense. We recorded interest expense of $19.2 million and $26.9 million during the three month-periods ended June 30, 2004 and 2003, respectively. The decrease in interest expense is primarily driven by an increase in capitalization of interest costs due to increased capital expenditures for the system under construction.

Other Expense. Other expense was $34.5 million during the three-month period ended June 30, 2004, compared with $18.7 million during the three-month period ended June 30, 2003, an increase of $15.8 million, which is primarily attributable to increased losses associated with de-leveraging transactions. Included in the three-month period ended June 30, 2004 were losses of $35.0 million from the retirement of debt with a carrying value including accrued interest of $120.4 million as compared to losses of $19.4 million from the retirement of debt with a carrying value including accrued interest of $49.5 million for the three-month period ended June 30, 2003.

Provision for Deferred Income Taxes. We recorded a provision for deferred income taxes expense of $0.6 million and $0 during the three-month period ended June 30, 2004 and 2003. The increase was the result of our recording of a deferred tax liability related to indefinite lived assets that are amortized and deducted for tax purposes but are not amortized under generally accepted accounting principles. We will continue to incur tax expense as the indefinite lived assets are amortized for tax purposes over the next 13 years.

Net Loss. Net loss for the three-month period ended June 30, 2004 was $166.1 million, compared with $161.9 million for the three-month period ended June 30, 2003, an increase of $4.2 million or 3%. The increase primarily reflects increases in operating expenses due to our subscriber growth, the provision for deferred income taxes and an increase in losses associated with de-leveraging transactions, offset in part by the growth in our revenue.

EBITDA. Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA during the three-month period ended June 30, 2004 was $(107.8) million, compared with $(95.8) million during the three-month period ended June 30, 2003. Excluding the impact of de-leveraging transactions for the three-month periods ended June 30, 2004 and 2003, $35.0 and $19.4 million respectively, EBITDA loss for the three-month period ended June 30, 2004 was $72.8 million as compared to a loss of $76.4 million, an improvement of $3.6 million. The decreased loss reflects our revenue growth and margin improvement as well as the decline in the costs to acquire each new subscriber, offset in part by an increase in operating costs as a result of our subscriber growth. Consistent with regulatory requirements, EBITDA includes Other Income (Expense). We believe EDITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. The reconciliation of net loss to EBITDA is as follows (in thousands):

	Three Months ended June 30,
	2004	2003
Net loss as reported	$(166,094)	$(161,856)
Add back non-EBITDA items included in net loss:
Interest income	(1,086)	(573)
Interest expense	19,225	26,889
Depreciation & amortization	39,557	39,788
Provision for deferred income taxes	579	—

EBITDA	$(107,819)	$(95,752)

Six Months Ended June 30, 2004 Compared With Six Months Ended June 30, 2003

XM Satellite Radio Holdings Inc. and Subsidiaries

Revenue

Revenue. Our revenue consists of subscription fees, activation charges, limited direct sales of radios, advertising sales, and revenue earned from royalties and invoice fees. In the six months ended June 30, 2004, we recognized $95.9 million in total revenue, compared to $31.4 million during the six months ended June 30, 2003, an increase of $64.5 million. During the six-month period ended June 30, 2004, subscription revenue comprised over 92% of our total revenues.

Subscribers. As of June 30, 2004, we had 2,100,352 subscribers, compared to 692,253 at June 30, 2003, an increase of 1,408,099 subscribers. Our subscribers include 1,705,191 self-paying subscribers, 374,930 subscribers in OEM promotional periods (typically ranging from three months to one-year in duration) paid in part by the vehicle manufacturers and 20,231 XM activated vehicles with rental car companies. Additionally, family plan subscriptions at a multi-unit rate of $6.99 per radio per month are included in our total subscriber count. We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers.

OEM Promotional Subscribers. OEM Promotional Subscribers are subscribers who have either a portion or all of their subscription fee paid for by an OEM for a fixed period following the initial purchase or lease of the vehicle. Currently, at the time of sale, vehicle owners generally receive a 3-month prepaid trial subscription. XM generally receives two months of the 3-month trial subscription from the vehicle manufacturer. The automated activation program provides activated XM radios on dealer lots for test drives. GM and Honda generally indicate the inclusion of 3 months free of XM service on the window sticker of XM-enabled vehicles. We measure the success of these programs based on the percentage that elect to receive the XM service and convert to self-paying subscribers after the initial promotion period–we refer to this as the “conversion rate”.

The OEMs started to offer promotional programs in late 2002. At that time, the XM enabled vehicles were delivered to the dealers with inactive radios. Dealers or vehicle purchasers were required to call XM to activate a radio similar to an aftermarket consumer customer; not all XM-enabled vehicles were activated for the promotional subscription period. To streamline the process, in late September 2003 we began implementing an interim auto activation program whereby the XM radios are being activated automatically upon delivery of the car to the dealer. In the first quarter of 2004, we started activating XM radios at the completion of the car manufacturing process, which further reduces manual intervention in the process. Under our OEM promotional programs that ran from late 2002 through mid September 2003 (the primary program was the GM triple-play promotion), subscribers were included in our OEM promotional subscriber count from the time of sign up on the system until such time as they transferred into our Aftermarket, OEM and other subscriber count or were deactivated for non-payment in accordance with our normal collection procedures. Under the auto-activation programs, subscribers are included in our OEM promotional subscriber count from the time of vehicle purchase or lease, through the period of trial service plus an additional 30 days. We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications.

The conversion rate for the GM triple-play program that ran through mid September 2003 averaged approximately 70%. The conversion rate for the quarter ended June 30, 2004 was 57% and reflects the implementation of the interim auto activation program, with all XM-enabled vehicles activated for the promotional period. The implementation of the fully automated factory activation program has increased the number of subscribers provided by our OEM distribution channel, and the conversion rate is expected to increase as we develop more refined marketing programs to convert promotional subscribers to self paying subscribers.

XM Activated Vehicles with Rental Car Companies. Our subscribers also include 20,231 activated vehicles with rental car companies. For the initial model year 2004 XM-enabled rental vehicles, XM receives payments based on the use of XM service. Customers are charged $2.99 per day per vehicle for use of the XM service, on which XM receives a revenue share. For subsequent model year 2004 and later vehicles, XM receives $10 per subscription per month.

Subscription Revenue. Subscription revenue was $88.4 million during the six months ended June 30, 2004 compared to $27.7 million in 2003, an increase of $60.7 million. Subscription revenue consists primarily of our monthly subscription fees charged to consumers, commercial establishments and fleets, which are recognized as the service is provided. Revenues received from vehicle manufacturers for promotional service programs are included in subscription revenue. At the time of sale, vehicle owners generally receive a three-month trial subscription and are included in OEM promotional subscribers. Beginning in 2004, a standard promotion of 3 months free was placed on the window sticker of all XM-enabled GM vehicles. We generally receive payment for two months of the three-month trial subscription period from the vehicle manufacturer. For the six-month period ended June 30, 2004, subscription revenue included $11.5 million from related parties for subscription fees paid under certain promotional agreements, compared with $2.4 million in 2003. Subscription revenue also includes revenues from a premium service. Our subscriber arrangements are cancelable without penalty. Promotions and discounts are treated as a reduction to revenue during the period of the promotion. Sales incentives, consisting of rebates to subscribers, offset revenue. Discounts on equipment sold with service are allocated to equipment and service based on relative fair value.

Activation Revenue. Activation revenue is comprised of one-time activation charges billed to customers. Activation fees are non-refundable, and are recognized on a pro-rata basis over the estimated 40-month life of the subscriber relationship. This estimate may be further refined in the future as additional historical data becomes available. During the six-month period ended June 30, 2004, we recognized $1.9 million in activation revenue compared to $0.7 million for the six-month period ended June 30, 2003, an increase of

$1.2 million due to an increase in subscribers. Certain of our promotions waive the activation fee. The growth in activation revenue will be impacted by the amount of discounts given as a result of the competitive environment and the increase in subscribers.

Equipment Revenue. Equipment revenue is comprised of revenues from any direct sales of radios. Through June 30, 2004, the direct sales of radios have generally been for promotional purposes. During the six-month period ended June 30, 2004, we recognized $1.7 million in equipment revenue compared to $1.6 million during the six-month period ended June 30, 2003. For the six-month period ended June 30, 2004, equipment revenue included $30,000 from direct sales of radios to related parties compared with $194,000 in the six-month period ended June 30, 2003. We expect revenue from the sale of equipment to increase proportionately with the increase in direct sales of equipment by XM.

Net Ad Sales Revenue. Advertising revenue consists of sales of advertisements and program sponsorships on the XM network to advertisers that are recognized in the period in which they are broadcast. Advertising revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Advertising revenue is presented net of agency commissions in the results of operations, which is consistent with industry practice. In the six-month period ended June 30, 2004, we recognized $2.4 million in net advertising revenue compared to $1.0 million during the six-month period ended June 30, 2003. These amounts are net of agency commissions, which were $314,000 during the six-month period ended June 30, 2004, compared to $173,000 during the six-month period ended June 30, 2003. The increase in net advertising revenue is due primarily to increased demand for advertising on the XM network that results from our subscriber growth, listenership and audience reach. During the six-month period ended June 30, 2004, we recognized $400,000 in advertising barter revenue compared to $24,000 during the six-month period ended June 30, 2003. For the six-month period ended June 30, 2004, advertising revenue included $363,000 from sales of advertisements to related parties compared with $0 in the six-month period ended June 30, 2003.

Other Revenue. Other revenue earned during the six-month period ended June 30, 2004 consists of processing fees charged to invoiced subscribers, royalty revenue from certain tuners manufactured, and other revenue. We recognized $1.5 million of other revenue during the six-month period ended June 30, 2004 compared with $0.3 million during the six-month period ended June 30, 2003, an increase of $1.2 million. The increase primarily reflects barter revenue of $666,000 relating to a non-monetary transaction entered into in February 2004 with a related party involving the exchange of radio subscriptions for the provision of certain marketing services and increased processing fees resulting from our growth in subscribers.

Operating Expenses

Total Operating Expenses. Total operating expenses were $326.7 million for the six-month period ended June 30, 2004 compared to $255.0 million in the six-month period ended June 30, 2003, an increase of $71.7 million or 28%. The increase was primarily due to an increase in cost of revenue of $25.6 million attributable to increased sales, an increase in marketing expenses of $41.3 million due to increased distribution expenses as a result of the growth in subscribers as well as our efforts to attract and acquire new subscribers and an increase of $7.5 million in research and development due to costs associated with the development of future telematics applications and new product engineering builds.

Cost of Revenue. Cost of revenue includes revenue share & royalties, customer care & billing costs, costs of radios associated with direct sales of radios, costs directly associated with sales of advertising, satellite & terrestrial operating costs, as well as costs related to broadcast & operations and programming & content. These combined costs were $92.7 million for the six-month period ended June 30, 2004, up from $67.1 million in the six-month period ended June 30, 2003, an increase of $25.6 million or 38%.

Revenue Share & Royalties. Revenue share & royalties includes performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM, and royalties paid to radio technology providers and revenue share payments to manufacturing and distribution partners and content providers. These costs were $26.0 million in the six-month period ended June 30, 2004 compared to $9.5 million in the six-month period ended June 30, 2003. This increase of $16.5 million was a result of our growth in subscriber base and revenues. We expect these total costs to continue to increase as subscriber growth continues but to decrease slightly as a percentage of total revenue.

Customer Care & Billing Operations. Customer care & billing operations expense includes expenses from outsourced customer care functions as well as internal IT costs associated with front office applications. These expenses were $16.1 million during the six-month period ended June 30, 2004, compared with $10.6 million during the six-month period ended June 30, 2003, an increase of $5.5 million. This increase resulted from the increase in subscribers. We expect customer care & billing operations expense in total to continue to increase as we continue to add subscribers, but we expect the average cost per subscriber to decrease.

Cost of Equipment. During the six-month period ended June 30, 2004, we incurred $3.4 million relating to promotional radios and radio kits that we sold directly to subscribers, compared to $3.0 million in the six-month period ended June 30, 2003, an increase of $0.4 million. We expect the cost of equipment to continue to increase during 2004 as we increase direct sales of equipment.

Ad Sales. Ad sales expense was $2.6 million in the six-month period ended June 30, 2004 compared to $1.0 million in the six-month period ended June 30, 2003, an increase of $1.6 million. The increase in ad sales expense is due primarily to an increase in staffing and marketing costs to support ad sales growth. We expect ad sales costs to increase in support of expected advertising revenue growth.

Satellite & Terrestrial. Satellite & terrestrial includes: telemetry, tracking and control of our two satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and lease payments. These expenses were $19.2 million in the six-month period ended June 30, 2004, compared with $22.6 million in the six-month period ended June 30, 2003, a decrease of $3.4 million or 15%. The decrease is primarily due to a decrease in network optimization charges and a decrease in accrued XM Rock and XM Roll performance incentives payable to Boeing. The costs are expected to remain stable through the remainder of the year.

Broadcast & Operations

Broadcast. Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content. The advertising trafficking (scheduling and insertion) functions are also included. Broadcast costs were $5.1 million for the six-month period ended June 30, 2004, compared to $4.5 million in the six-month period ended June 30, 2003, an increase of $0.6 million or 13%. The increase is primarily due to increased costs associated with enhancements to and maintenance of the broadcast systems infrastructure. Broadcast costs are expected to increase with new content initiatives.

Operations. Operations, which includes facilities and information technology expense, was $6.0 million in the six-month period ended June 30, 2004, compared with $6.0 million in the six-month period ended June 30, 2003. These costs are expected to remain stable through the remainder of the year.

Programming & Content. Programming & content includes the creative and production costs associated with our 118 channels of XM-original and third party content. This includes costs of programming staff and fixed payments for third party content. Programming & content expense was $14.3 million during the six-month period ended June 30, 2004, compared with $10.0 million during the six-month period ended June 30, 2003, an increase of $4.3 million or 43%. The increase is due to staffing and content related expenses in support of new 2004 programming initiatives, including Instant Traffic and Weather.

Research & Development. Research & development includes the costs of new product development, chipset design, and engineering. These combined expenses were $12.9 million in the six-month period ended June 30, 2004, compared with $5.4 million in the six-month period ended June 30, 2003, an increase of $7.5 million. The increase in research and development expense primarily resulted from costs associated with the development of future telematics applications and new product engineering builds. For the six-month period ended June 30, 2004, research and development expense included $4.6 million of costs relating to the development of future telematics applications associated with a related party compared with $0 during the six-month period ended June 30, 2003. Research and development expenses are expected to increase as we accelerate the development of future telematics applications and new products, including interoperable radios.

General & Administrative. General & administrative expense was $12.4 million during the six-month period ended June 30, 2004, compared with $14.6 million during the six-month period ended June 30, 2003, a decrease of $2.2 million or 15%. The decrease in general & administrative expense is primarily due to the decrease in professional services fees incurred for the 2003 troubled debt restructuring and management consulting projects.

Marketing. Marketing includes the costs of retention & support, subsidies & distribution, advertising & marketing, and amortization of our liability to GM. These combined costs were $129.6 million for the six-month period ended June 30, 2004, compared to $88.3 million in the six-month period ended June 30, 2003, an increase of $41.3 million, or 47%. Marketing expense increased primarily due to increases in subsidies & distribution of $38.8 million.

Retention & Support. Personnel-related expenses comprise the majority of retention and support in 2004. In the six-month period ended June 30, 2004, these costs were $5.9 million compared to $11.9 million in the six-month period ended June 30, 2003, a decrease of $6.0 million or 50%. Included in the six-month period ended June 30, 2003 is a non-cash stock compensation charge of $7.8 million recognized in relation to the issuance of certain warrants. Excluding this charge, retention and support expense increased primarily due to an increase in headcount.

Subsidies & Distribution. We currently provide incentives and subsidies for the manufacture, purchase, installation and activation of XM radios to attract and retain our manufacturing and distribution partners. Our subsidy and distribution costs are significant and totaled approximately $70.1 million during the six-month period ended June 30, 2004, compared with $31.3 million during the six-month period ended June 30, 2003, an increase of $38.8 million. This increase is primarily due to the increase in subscribers, new activations, and GM vehicles equipped with XM radios. Subsidy and distribution expense will increase as the number of XM radios that are manufactured, installed and activated increase; however, we expect the cost per new subscriber to decrease in 2004 as compared to 2003.

Advertising & Marketing. Activities comprising these expenses include media, advertising, events and direct marketing programs. Advertising & marketing costs were $35.0 million during the six-month period ended June 30, 2004, compared with $28.2 million during the six-month period ended June 30, 2003, an increase of $6.8 million or 24%. The increase is due primarily to our increased consumer advertising expenses.

Amortization of GM Liability. These costs include the amortization of annual fixed guaranteed payment commitments to General Motors, aggregating to $439.0 million, under our long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. Amortization of the GM liability was $18.6 million for the six-month period ended June 30, 2004, compared with $16.9 million for the six-month period ended June 30, 2003. The distribution agreement was amended in June 2002 and then again in January 2003, as described in Note 7 to the condensed consolidated financial statements. As a result of the January 2003 amendment and GM’s current roll out plans, commencing in February 2003 we began recognizing the fixed payments, which approximate $397.3 million, on a straight-line basis through September 2013. In January 2003, we expensed the pro rata portion of the fixed payment that was based on the June 2002 amendment to the agreement.

Depreciation & Amortization. Depreciation & amortization expense was $79.0 million during the six-month period ended June 30, 2004, compared with $79.5 million during the six-month period ended June 30, 2003, a decrease of $0.5 million.

Interest Income. Interest income was $2.2 million during the six-month period ended June 30, 2004, compared with $1.1 million during the six-month period ended June 30, 2003, an increase of $1.1 million or 100%. The increase was the result of higher average balances of cash and cash equivalents in the six-month period ended June 30, 2004.

Interest Expense. We recorded interest expense of $47.3 million and $50.7 million during the six-month period ended June 30, 2004 and 2003, respectively. The decrease in interest expense is primarily driven by an increase in capitalization of interest costs due to increased capital expenditures for the system under construction.

Other Expense. Other expense was $34.1 million during the six-month period ended June 30, 2004, compared with $15.0 million the six-month period ended June 30, 2003, an increase of $19.1 million, which is primarily attributable to increased losses associated with de-leveraging transactions. Included in the six-month period ended June 30, 2004 were losses of $35.0 million from the retirement of debt with a carrying value including accrued interest of $120.4 million as compared to losses of $15.8 million from the retirement of debt with a carrying value including accrued interest of $92.7 million for the six-month period ended June 30, 2003.

Provision for Deferred Income Taxes. We recorded a provision for deferred income taxes expense of $26.2 million and $0 during the six-month period ended June 30, 2004 and 2003. The increase was the result of our recording of a deferred tax liability related to indefinite lived assets that are amortized and deducted for tax purposes but are not amortized under generally accepted accounting principles. We will continue to incur tax expense as the indefinite lived assets are amortized for tax purposes over the next 13 years.

Net Loss. Net loss during the six-month period ended June 30, 2004 was $336.2 million, compared with $288.1 million for the six-month period ended June 30, 2003, an increase of $48.1 million or 17%. The increase primarily reflects increases in operating expenses due to our subscriber growth, the provision for deferred income taxes and an increase in losses associated with de-leveraging transactions, offset in part by the growth in our revenue.

EBITDA. Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA during the six-month period ended June 30, 2004 was $(185.8) million, compared with $(159.0) million during the six-month period ended June 30, 2003. Included in EBITDA for the six-month periods ended June 30, 2004 and 2003 are losses of $35.0 million and $15.8 million, respectively, recorded from the de-leveraging transactions. The increased loss reflects our increase in operating costs as a result of our subscriber growth and increase in losses associated with de-leveraging transactions, offset in part by revenue growth and margin improvement as well as the decline in the costs to acquire each new subscriber. Consistent with regulatory requirements, EBITDA includes Other Income (Expense). We believe EDITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business.

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

	Six Months ended June 30,
	2004	2003
Net loss as reported	$(336,173)	$(288,138)
Add back non-EBITDA items included in net loss:
Interest income	(2,165)	(1,125)
Interest expense	47,346	50,688
Depreciation & amortization	79,038	79,548
Provision for deferred income taxes	26,152	—

EBITDA	$(185,802)	$(159,027)

Liquidity and Capital Resources

At June 30, 2004, we had total cash and cash equivalents of $376.5 million, and working capital of $254.8 million. Cash and cash equivalents decreased $41.8 million during the six months ended June 30, 2004. The decrease resulted from $58.2 million used in operating activities and $130.0 million used in investing activities, offset by $146.5 million provided by financing activities. The proceeds from financing activities resulted primarily from the issuance of 7 million shares of Class A common stock in January 2004 that yielded gross proceeds of $185.5 million, issuance of 10 million shares of Class A common stock to GM in connection with the April 2004 exercise of a warrant that yielded proceeds of $31.8 million and the issuance of Floating Rate Notes in April 2004 that yielded gross proceeds of $200 million, offset in part by the repayment of $152.6 million of related party debt, repayments of secured debt of $83.0 million, repayment of amounts due to Boeing of $35 million and payments of $3.4 million related to capital leases, mortgage obligations and other notes payable. The financing activities completed during the six-month period, most of which were undertaken to retire or replace debt, are more fully discussed below. Investing activities consisted primarily of capital expenditures for the construction and launch of XM-3, computer systems infrastructure and the construction of the backup uplink facility. Cash flows used in operating activities includes the net loss of $336.2 million, offset in part by the net cash provided by our operating assets and liabilities and the non-cash expenses included in the net loss.

By comparison, at June 30, 2003, we had total cash and cash equivalents of $345.9 million, which excludes $8.6 million of restricted investments, and working capital of $289.9 million. Cash and cash equivalents increased $313.1 million during the six months ended June 30, 2003. The increase resulted from $438.3 million provided by financing activities and $24.2 million provided by investing activities, offset by $149.4 million used in operating activities. The proceeds from financing activities resulted primarily from a private placement in January 2003 that resulted in the issuance of our 10% Senior Secured Discount Convertible Notes that yielded gross proceeds of $210 million, the issuance of 5.5 million shares of Class A common stock that yielded gross proceeds of $15 million, the issuance of our 12% Senior Secured Notes that yielded gross proceeds of $175 million and the issuance of 10.8 million Class A common stock shares for gross proceeds of approximately $66 million under our Direct Stock Purchase Program (DSPP). Investing activities consisted primarily of proceeds provided from the maturity of restricted investments. Cash flows used in operating activities includes the net loss of $288.1 million and the net cash used by our operating assets and liabilities, offset in part by non-cash expenses included in the net loss.

We expect that our future working capital, capital expenditures, and debt service requirements will be satisfied from existing cash, cash equivalents, and short-term investments augmented by the results of our January and April 2004 financing activities described below and by cash received from revenue-generating activities.

Capital Resources and Financing

We raised $3.1 billion of equity and debt gross proceeds from inception through June 30, 2004 from investors and strategic partners to fund our operations. This includes $185.5 million of gross funds raised in the January 2004 financing transaction and $200 million of gross proceeds raised in the April 2004 transaction. Provided that we meet the revenue, expense and cash flow projections of our business plan, we expect to be fully funded and will not need to raise additional financing to continue operations or to fund the completion and launch of XM-3 and XM-4.

April 2004 Financing Transaction

On April 20, 2004, we completed an offering of $200 million of Inc.’s Senior Secured Floating Rate Notes due May 1, 2009. Interest on the notes is 6.65% per annum through July 31, 2004 and thereafter will be reset quarterly at a rate equal to 550 basis points over LIBOR. The interest on the notes is payable quarterly in cash in arrears on February 1, May 1, August 1 and November 1, commencing on August 1, 2004. No scheduled principal payments are required to be made prior to maturity. The notes, which are Inc.’s senior secured obligations, are secured by substantially all of Inc.’s assets, including the stock of Inc.’s FCC license subsidiary, are guaranteed by the Company and will rank equally in right of payment with all of Inc.’s other existing and future senior indebtedness and senior in right of payment to all of Inc.’s existing and future subordinated indebtedness. At any time, Inc. may, at its option, redeem the notes, in whole or in part, at declining redemption prices. The proceeds from this offering were used in part to repay outstanding balances under the Company’s revolving credit facility with GM.

January 2004 Financing Transaction

On January 28, 2004, we completed a public offering of 20 million shares of our Class A Common Stock at $26.50 per share, 13 million shares of which were offered for sale by certain selling stockholders. This 7 million share offering resulted in gross proceeds to us of $185.5 million. The proceeds from this offering were used in part to repay the unvested portion of the 10% Senior Secured Convertible Note held by OnStar, a subsidiary of GM.

De-leveraging Transactions

During the six-month period ended June 30, 2004, we entered into agreements with certain holders of our notes to exchange $177.1 million carrying value including accrued interest, or $188.0 million fully accreted face value at maturity, for $97.4 million in cash consideration and 8.6 million shares of Class A common stock. This includes the following de-leveraging transactions:

•	the redemption of $73.3 million carrying amount including accrued interest of our 12% Senior Secured Notes due 2010 for an aggregate redemption price of $81.7 million, which amount included a redemption premium of $8.4 million;

•	the conversion of all our remaining outstanding $45.7 million of 7.75% Convertible Subordinated Notes into 3.7 million shares of Class common stock;

•	the exchange of $47.1 million carrying value including accrued interest, or $59.0 million fully accreted face value at maturity, of our 14% Senior Secured Notes due 2009 for $15.7 million in cash consideration and 1.4 million shares of Class A common stock; and

•	the conversion of $11.0 million carrying value including accrued interest, or $13.3 million fully accreted face value at maturity, of our 10% Senior Secure Discount Convertible Notes due 2009 into 3.5 million shares of Class A common stock.

We recorded a loss of $35.0 million from these extinguishments in other expense on the condensed consolidated statement of operations for the six-month period ended June 30, 2004. Additionally, we completed the redemption of the $89.0 million 10% Senior Secured Convertible Note due 2009 held by Onstar. As part of the redemption, Onstar converted $7.8 million in principal amount of the Note, representing the entire principal amount of the Note that had vested conversion rights at the time of the redemption, into 980,670 shares of the our Class A common stock in accordance with the terms of the Note. The remaining $81.2 million in principal amount plus accrued interest was repaid with cash. Also, we entered into agreements with certain holders of our 8.25% Series C convertible redeemable preferred stock to convert $52.4 million including accrued dividends in shares of Series C preferred stock into 5.9 million shares of Class A common stock. We also entered into agreements with certain holders of our Series A convertible preferred stock to convert $51.4 million carrying value, in shares of Series A preferred stock, into 5.4 million shares of Class A common stock. Additionally, we entered into agreements with certain holders of Class A common stock warrants to exchange approximately 56,000 warrants convertible into 2.6 million shares of Class A common stock for 2.3 million shares of Class A common stock and received $9.2 million in cash proceeds from the exercise of approximately 34,000 warrants converted into 2.9 million shares of Class A common stock.

As a result of these de-leveraging transactions, from January 1, 2004 to June 30, 2004, we eliminated approximately $478.6 million of carrying value including accrued interest of debt and preferred securities, or approximately $487.2 million of face amount at maturity. We eliminated $89.0 million in principal amount ($89.0 million face amount at maturity) of the 10% Senior Secured Convertible Note due 2009 held by Onstar, $73.3 million carrying value including accrued interest ($70.0 million face amount at maturity) of our 12% Senior Secured Notes due 2010, $45.7 million carrying value including accrued interest ($45.7 million face amount at maturity) of our 7.75% Convertible Subordinated Notes due 2006, $47.1 million carrying value including accrued interest ($59.0 million face amount at maturity) of our 14% Senior Secured Notes due 2009, $35.3 million carrying value including accrued interest ($35.0 million face amount at maturity) of our loan with Boeing Satellite Systems, $71.4 million of the balance outstanding under our revolving credit facility, plus accrued interest of $2.0 million, with GM, $11.0 million carrying value including accrued interest ($13.3 million face amount at maturity) of our 10% Senior Secured Discount Convertible Notes due 2009, $52.4 million carrying value of our Series C preferred stock and $51.4 million of our Series A preferred stock. In total, these de-leveraging transactions have eliminated approximately $704 million in future interest, dividends, accretion and principal payments as well as 27 million shares of incremental dilution. We may eliminate additional debt, preferred stock, warrants or other convertible securities during the remainder of 2004 and beyond through the issuance of common stock, prepayments and redemptions, depending upon the attractiveness of particular opportunities.

As a result of our financings and other issuances of securities, the conversion price of the Series C preferred stock issued in August 2000 has been adjusted from $8.90 at December 31, 2003 to $8.84 at June 30, 2004, the exercise price of the warrants sold in March 2000 remained $45.24 and the number of warrant shares has been adjusted to 8.779884. The exercise price of the warrants sold in January 2003 remained at $3.18 and the number of warrant shares remained at 85. There was no impact on the condensed consolidated statement of operations as a result of the adjustments to these prices.

We expect that our future working capital, capital expenditures, and debt service requirements will be satisfied from existing cash, cash equivalents, and short-term investments and by cash generated from operations. Our business plan contemplates the use of cash on hand and to be received from insurance settlements to fund the construction and launch of XM-3 and XM-4.

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

We have launch and in-orbit insurance policies with a large group of insurers (both U.S. and foreign) providing coverage for losses relating to each of our satellites (XM Rock and XM Roll) where such losses arise from an occurrence within the first 5 years after launch (both satellites were launched during the 1st half of 2001). Under these policies, the aggregate sum insured in the event of constructive total loss of both satellites is $400 million ($200 million per satellite), and lesser amounts would be payable in the event of a partial loss. In the event of constructive total loss, the amount of recovery would be reduced by any salvage value, which could include a percentage of the revenues from our continuing use of the satellites. In September 2001, we notified our insurers of a progressive solar array power degradation problem with both satellites (this solar array output power degradation issue is common to the first six Boeing 702 class satellites in orbit—XM Rock and XM Roll were the fifth and sixth Boeing 702s launched). In February 2003, we filed Proofs of Loss with our insurers claiming that the pattern of degradation on both satellites met the standard for constructive total loss under the terms of the insurance policies even though we would be able to operate the satellites and provide quality service to our subscribers for some continuing period of time. In July 2004, we reached agreement with insurers covering 80% of the aggregate sum insured at a settlement rate equal to 44.5% of the proportionate amount covered by each of these insurers (total recovery of approximately $142 million from these insurers). This settlement resolves any issues about the amount of loss sustained, includes a waiver by the settling insurance companies of any reductions based on salvage value, terminates any further risk to the settling insurers under the policies and ends any other rights the settling insurers might have with regard to XM Rock and XM Roll or revenues generated by our continuing use of those satellites. We have already collected a significant portion of the settlement amounts and expect to collect most of the remainder by the end of August. The receipt of the insurance proceeds will be recorded as a reduction to the carrying values of XM Rock and XM Roll. We will seek to collect the remaining 20% of the sum insured utilizing the third-party dispute resolution procedures under the policy.

We plan to launch our ground spare satellite (XM-3) into one orbital slot in late 2004/early 2005, depending on the timing of launch vehicle availability, and to operate XM Rock and XM Roll collocated in the other orbital slot. In 2007, we plan to launch our new satellite (XM-4) to replace the collocated XM Rock and XM Roll. We have advanced visibility of 702 performance levels and the consistency of degradation trends on XM Rock and XM Roll since there is a 702 satellite in-orbit longer than either of our two satellites by approximately 15 and 17 months, respectively. With this deployment plan and advanced visibility, we believe we will be able to launch XM-3 and XM-4 prior to the time the solar array output degradation power issue might cause our broadcast signal strength to fall below minimum acceptable levels.

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

We are a party to a long-term distribution agreement with OnStar Corporation, a subsidiary of General Motors that provides for the installation of XM radios in General Motors vehicles, as further described in Note 7 to the condensed consolidated financial statements. In connection with the development of our terrestrial repeater network, we were a party to a contract with Hughes Electronics Corporation. DIRECTV has provided consulting services in connection with the development of our customer care center and billing operations. DIRECTV ceased to be a related party during the three-month period ended March 31, 2004. We have arrangements with American Honda relating to the promotion of the XM Service to new car buyers, the use of bandwidth on the XM System and the development of telematics services and technologies. We have an agreement with OnStar to make available use of our bandwidth. Clear Channel Communications provides certain programming services to us. We have a sponsorship agreement with Clear Channel Entertainment to advertise our service at Clear Channel Entertainment concerts and venues. Premiere Radio Networks, a subsidiary of Clear Channel Communications, has in the past served as one of our advertising sales representatives. We also run advertisements on a spot and network basis on radio stations owned by Clear Channel. In addition, we lease 4 sites for our terrestrial repeaters from Clear Channel Communications. Clear Channel Communications ceased to be a related party during the three-month period ended June 30, 2004.

As of June 30, 2004, we are engaged in activities with GM and Honda to jointly promote new car buyers to subscribe to the XM service. At June 30, 2004, there were approximately 374,930 subscribers in promotional periods (typically ranging from three months to one year in duration) paid for by the vehicle manufacturers. These subscriptions are included in our quarter-end subscriber total. Subscriber revenues received from GM and Honda for these programs are recorded as related party revenue.

GM is one of our largest shareholders and Chester A. Huber, Jr., the president of OnStar, is a member of our board of directors. Hughes Electronics was one of our largest shareholders until January 2004 and was a subsidiary of GM until December 2003. Jack Shaw, a member of our board of directors, was Chief Executive Officer of Hughes Electronics Corporation until December 2003. Thomas G. Elliott, a member of our board of directors, is Executive Vice President, Automobile Operations of American Honda Motor Company. DIRECTV, a subsidiary of Hughes Electronics, was a holder of our Series C preferred stock until January 2003.

We had the following amounts due from related parties at June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003
GM	$3,531	$4,124
Honda	1,188	1,052

	$4,719	$5,176

We had the following amount as related party prepaid expense at June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003
GM	$64,089	$66,782
Honda	3,000	—

	$67,089	$66,782

We had the following amounts outstanding to related parties at June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003
GM	$42,934	$25,204
Hughes	107	59
Clear Channel	362	761

	$43,403	$26,024

We had the following related party debt at June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003
GM	$31,609	$141,891

We earned the following revenue in connection with the sale of XM service to related parties described above (in thousands):

	Three Months ended
	June 30, 2004	June 30, 2003
GM	$4,711	$1,540
Honda	1,859	5

	$6,570	$1,545

	Six Months ended
	June 30, 2004	June 30, 2003
GM	$9,346	$2,590
Honda	3,196	5

	$12,542	$2,595

We have incurred the following costs in transactions with the related parties described above (in thousands):

	Three Months ended June 30, 2004
	GM	Honda	Hughes	Clear Channel
Terrestrial repeater network	$—	$—	$98	$—
Terrestrial repeater site leases	—	—	—	15
Research & development	—	2,079	—	—
Customer care & billing operations	99	—	—	—
Marketing	38,351	—	—	1,446

	Three Months ended June 30, 2003
	GM	Honda	Hughes	Clear Channel
Terrestrial repeater network	$—	$—	$129	$—
Terrestrial repeater site leases	—	—	—	15
Research & development	—	—	—	—
Customer care & billing operations	262	—	—	—
Marketing	23,331	—	—	2,327

	Six Months ended June 30, 2004
	GM	Honda	Hughes	Clear Channel
Terrestrial repeater network	$—	$—	$208	$—
Terrestrial repeater site leases	—	—	—	31
Research & development	—	4,579	—	—
Customer care & billing operations	226	—	—	—
Marketing	81,891	—	—	3,031

	Six Months ended June 30, 2003
	GM	Honda	Hughes	Clear Channel
Terrestrial repeater network	$—	$—	$197	$—
Terrestrial repeater site leases	—	—	—	29
Research & development	—	—	—	—
Customer care & billing operations	453	—	—	—
Marketing	41,376	—	—	5,213

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. On December 24, 2003, the FASB issued final modified FASB Interpretation No. 46 (“FIN 46R”), primarily to clarify the required accounting for interests in VIEs. Application of FIN 46R is required in financial statements of public entities that have interests in entities that are commonly referred to as special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities for all other types of VIEs (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R for the three- and six- month periods ended June 30, 2004, did not have an impact on our financial position or our financials results.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2004, we do not have any derivative financial instruments and do not intend to use derivatives. We do not hold or issue any free-standing derivatives. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. The majority of our long-term debt includes fixed interest rates and the fair market value of our debt is sensitive to changes in interest rates. We run the risk that market rates will decline and the required payments will exceed those based on current market rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. In April 2004, we completed an offering of $200 million of Inc.’s Senior Secured Floating Rate Notes due May 2009. Interest on these notes is variable. The mortgage on our corporate headquarters has a variable interest rate that may not exceed a ceiling rate of 14% or a floor rate of 8%. Included in our related party long-term debt owed to GM is a balance of $31.6 million, of which $22.5 million may be payable in shares of Class A Common Stock under our distribution agreement with OnStar and $9.1 million is drawn under our Senior Secured Credit Facility with GM. This facility also has a variable interest rate. Our variable-rate loan from Boeing was repaid in May 2004. As of December 31, 2003 we had $113.2 million of variable-rate debt. As of June 30, 2004, we had $123.7 million more in variable-rate debt that we had as of December 31, 2003. Accordingly, any changes in interest rates would be more significant as of June 30, 2004 in comparison to December 31, 2003. A change of one percentage point in the interest rate applicable to the $236.9 million of variable-rate debt at June 30, 2004 would result in a fluctuation of approximately $2.4 million in our annual interest expense. We believe that our exposure to interest rate risk is not material to our results of operations.

ITEM 4.	CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. During the three-month period ended June 30, 2004, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

From April 2004 through June 30, 2004, XM issued 981,000 shares of Class A common stock for warrants to purchase 1,116,000 shares of Class A common stock in transactions that were exempt from registration under Section 3(a)(9) of the Securities Act. In April 2004, XM issued 1,414,000 shares of Class A common stock in exchange for $33.3 million carrying value including accrued interest, or $42.0 million fully accreted face value at maturity, of its 14% Senior Secured Notes due 2009 in transactions that were exempt from registration under Section 3(a)(9) of the Securities Act.

Item 4.	Submission of Matters to a Vote of Security Holders

Holdings’ annual meeting of stockholders was held on May 27, 2004. At the annual meeting, the stockholders voted on the following matter:

	Votes For	Votes Abstained
Election of Ten Directors to Board of Directors
Gary M. Parsons	193,937,666	3,686,595
Hugh Panero	194,907,939	2,716,322
Nathaniel A. Davis	193,838,917	3,785,344
Thomas J. Donohue	191,819,783	5,804,478
Thomas G. Elliott	157,174,829	40,449,432
George Haywood	194,901,080	2,723,181
Chester A. Huber, Jr.	194,725,754	2,898,507
Jarl Mohn	194,856,940	2,767,321
Pierce J. Roberts, Jr.	190,221,142	7,403,319
Jack Shaw	191,515,210	6,109,051

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit No.	Description

3.1^	Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc.

3.2	Amended and Restated Bylaws of XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 12, 2003).

3.3	Restated Certificate of Incorporation of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.4	Amended and Restated Bylaws of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.5	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Amendment No. 1 to XM’s Registration Statement on Form S-3, File No. 333-89132).

3.6	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Annual Report on Form 10-K, filed with the SEC on March 31, 2003).

4.1	Form of Certificate for XM’s Class A common stock (incorporated by reference to Exhibit 3 to XM’s Registration Statement on Form 8-A, filed with the SEC on September 23, 1999).

4.2	Form of Certificate for XM’s 8.25% Series B Convertible Redeemable Preferred Stock (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-93529).

4.3	Certificate of Designation Establishing the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of XM’s 8.25% Series B Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to XM’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 16, 2000).

4.4	Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. as Issuer and United States Trust Company of New York as Warrant Agent (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.5	Warrant Registration Rights Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. and Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.6	Form of Warrant (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.7	Certificate of Designation Establishing the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of the 8.25% Series C Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.8	Form of Certificate for XM’s 8.25% Series C Convertible Redeemable Preferred Stock (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.9	Indenture, dated as of March 15, 2000, between XM Satellite Radio Inc. and United States Trust Company of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.10	Form of 14% Senior Secured Note of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.13	Rights Agreement, dated as of August 2, 2002, between XM and Equiserve Trust Company as Rights Agent (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on August 2, 2002).

4.14	Indenture, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.15	Security Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

Exhibit No.	Description

4.16	Amended and Restated Security Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.17	Intercreditor and Collateral Agency Agreement (General Security Agreement), dated as of January 28, 2003, by and among the Noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.18	Intercreditor and Collateral Agency Agreement (FCC License Subsidiary Pledge Agreement), dated as of January 28, 2003, by and among the Noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.19	Warrant Agreement, dated as of January 28, 2003, between XM Satellite Radio Holdings Inc. and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.20	Amended and Restated Amendment No. 1 to Rights Agreement, dated as of January 22, 2003, by and among XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.21	Form of 10% Senior Secured Discount Convertible Note due 2009 (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.22	Global 14% Senior Secured Discount Note due 2009 (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.23	Global Common Stock Purchase Warrant (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.25	Second Supplemental Indenture, dated as of December 23, 2002, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 15, 2003).

4.26	Third Supplemental Indenture, dated January 27, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.27	Indenture, dated as of June 17, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York, as trustee (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.28	Form of 12% Senior Secured Note due 2010 (incorporated by reference to Exhibit A to Exhibit 4.27 hereof).

4.29	First Supplemental Indenture, dated as of June 12, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.30	First Amendment to Security Agreement, dated as of June 12, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.31	Warrant to purchase XM Satellite Radio Holdings Inc. Class A Common Stock, dated July 31, 2003, issued to Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

4.32	Amendment No. 2 to Rights Agreement between XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on April 21, 2004).

4.33	Indenture, dated as of April 20, 2004, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on April 23, 2004).

4.34	Registration Rights Agreement, dated as of April 20, 2004, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., and Bear, Stearns & Co. Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on April 23, 2004).

Exhibit No.	Description

4.35	Form of Senior Secured Floating Rate Note due 2009 (incorporated by reference to Exhibit A to Exhibit 4.33 hereof).

10.1*	Third Amended and Restated Shareholders and Noteholders Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.2	Second Amended and Restated Registration Rights Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and note holders named therein (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.3^*	Technology Licensing Agreement by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999.

10.4*	Second Amended and Restated Distribution Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and OnStar Corporation, a division of General Motors Corporation (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.5^	Form of Indemnification Agreement between XM Satellite Radio Holdings Inc. and each of its directors and executive officers.

10.6	1998 Shares Award Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-106827).

10.7^	Form of Employee Non-Qualified Stock Option Agreement.

10.8	Employee Stock Purchase Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-106827).

10.9^	Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999.

10.10^	Non-Qualified Stock Option Agreement between Hugh Panero and XM Satellite Radio Holdings Inc., dated July 1, 1998, as amended.

10.11^	Form of Director Non-Qualified Stock Option Agreement.

10.12*	Joint Development Agreement, dated February 16, 2000, between XM Satellite Radio Inc. and Sirius Satellite Radio Inc. (incorporated by reference to XM’s quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000).

10.13	XM Satellite Radio Holdings Inc. Talent Option Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-65022).

10.14	Loan and Security Agreement, dated as of August 24, 2001, by and between Fremont Investment & Loan and XM 1500 Eckington LLC (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 13, 2001).

10.15	Limited Recourse Obligations Guaranty, dated as of August 24, 2001, by XM Satellite Radio Holdings Inc. in favor of Fremont Investment & Loan (incorporated by reference to XM’s quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 13, 2001).

10.16	Assignment and Novation Agreement, dated as of December 5, 2001, between Holdings, XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.17*	Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Amendment No. 1 to XM’s Registration Statement on Form S-3, File No. 333-89132).

10.18*	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2001).

Exhibit No.	Description

10.19	Amended and Restated Note Purchase Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.20	Amendment No. 1 to Note Purchase Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.21	Amended and Restated Director Designation Agreement, dated as of February 1, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and note holders named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.22	GM/DIRECTV Director Designation Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc., General Motors Corporation and DIRECTV Enterprises LLC (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.23	Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.24	Credit Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., as a borrower, and XM Satellite Radio Holdings Inc., as a borrower, and General Motors Corporation, as lender (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.25	Employment Agreement, dated as of June 21, 2002, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Joseph J. Euteneuer (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002).

10.26	Form of Employment Agreement, dated as of March 20, 2003, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Hugh Panero (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.27	Form of Employment Agreement, dated as of March 20, 2003, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Gary Parsons (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.28	Form of 2003 Executive Stock Option Agreement (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.29*	Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.30*	July 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.31*	Contract for Launch Services, dated August 5, 2003, between Sea Launch Limited Partnership and XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.32	Amendment No. 1 to Amended and Restated Director Designation Agreement, dated as of September 9, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to XM’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2003 filed with the SEC on November 12, 2003).

10.33	December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

10.34	First Amendment to Credit Agreement, dated January 13, 2004, by and between XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and General Motors Corporation (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

Exhibit No.	Description

10.35	First Amendment to Second Amended and Restated Distribution Agreement, dated as of January 13, 2004, by and among OnStar Corporation, XM Satellite Radio Holdings Inc., and XM Satellite Radio Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

10.36	Form of Amendment to Third Amended and Restated Shareholders and Noteholders Agreement, dated as of January 13, 2004, by and among XM Satellite Radio Holdings Inc. and the parties thereto (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

10.37	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, from XM 1500 Eckington LLC to Elisabeth Zajic for the benefit of Merrill Lynch Mortgage Lending, Inc., dated as of August 9, 2004.

10.38	Form of Amended and Restated Secured Promissory Note, made as of August 9, 2004, by XM 1500 Eckington LLC in favor of Merrill Lynch Mortgage Lending, Inc.

10.39	Form of Indemnity and Guaranty Agreement, made as of August 9, 2004, by XM Satellite Radio Holdings Inc. in favor of Merrill Lynch Mortgage Lending, Inc.

10.40	Form of Employment Agreement, dated as of August 6, 2004, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Gary Parsons.

10.41	Form of Employment Agreement, dated as of August 6, 2004, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Hugh Panero.

10.42	Form of 2004 Non-Qualified Stock Option Agreement.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

^	Incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-83619.

*	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

(b)	Reports on Form 8-K.

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

XM SATELLITE RADIO HOLDINGS INC. (Registrant)

August 9, 2004	By:	/s/ HUGH PANERO
Hugh Panero,
President and Chief Executive Officer
(principal executive officer)

XM SATELLITE RADIO HOLDINGS INC. (Registrant)

August 9, 2004	By:	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)