Form 10-Q
period 2005-03-31
XM SATELLITE RADIO HOLDINGS INC
filed 2005-05-05
CIK 1091530

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005.

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of March 31, 2005)
CLASS A COMMON STOCK, $0.01 PAR VALUE	211,801,009

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

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

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Month Periods ended March 31, 2005 and 2004

	Three Months ended March 31,
	2005	2004
	(in thousands, except share and per share data)
Revenue	$102,565	$42,965
Operating expenses:
Cost of revenue	74,313	47,729
Research & development (excludes depreciation and amortization, shown below)	6,092	6,170
General & administrative (excludes depreciation and amortization, shown below)	7,294	5,865
Marketing (excludes depreciation and amortization, shown below)	88,082	61,570
Depreciation & amortization	32,064	39,481

Total operating expenses	207,845	160,815

Operating loss	(105,280)	(117,850)
Other income (expense):
Interest income	4,024	1,079
Interest expense	(20,025)	(28,121)
Other income	1,958	386

Net loss before income taxes	(119,323)	(144,506)

Provision for deferred income taxes	(579)	(25,573)

Net loss	(119,902)	(170,079)

8.25% Series B preferred stock dividend requirement	(515)	(515)
8.25% Series C preferred stock dividend requirement	(1,634)	(1,840)

Net loss attributable to common stockholders	$(122,051)	$(172,434)

Net loss per common share: Basic and diluted	$(0.58)	$(0.96)

Weighted average shares used in computing net loss per common share - basic and diluted	210,823,215	178,863,554

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2005 and December 31, 2004

	March 31, 2005	December 31, 2004
	(unaudited)
	(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$647,417	$717,867
Accounts receivable, net of allowance for doubtful accounts of $2,111 and $1,551	30,460	20,182
Due from related parties	10,987	5,367
Related party prepaid expenses	44,017	31,160
Prepaid programming content	57,528	11,390
Prepaid and other current assets	31,510	18,197

Total current assets	821,919	804,163
Restricted investments	4,408	4,492
System under construction	408,613	329,355
Property and equipment, net of accumulated depreciation and amortization of $492,447 and $460,708	458,443	461,333
DARS license	141,252	141,227
Intangibles, net of accumulated amortization of $6,009 and $5,698	6,853	7,164
Deferred financing fees, net of accumulated amortization of $16,316 and $14,350	45,058	44,466
Related party prepaid expenses, net of current portion	27,683	25,901
Prepaid and other assets, net of current portion	2,933	3,534

Total assets	$1,917,162	$1,821,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,448	$6,556
Accounts payable	55,687	59,986
Accrued expenses	80,887	85,959
Accrued XM-4 liability	104,300	100,100
Accrued network optimization expenses	1,722	2,148
Due to related parties	47,365	27,610
Accrued interest	12,121	14,146
Deferred revenue	161,178	114,951

Total current liabilities	470,708	411,456
Long-term debt, net of current portion	1,069,488	948,741
Due to related parties, net of current portion	42,658	38,911
Deferred revenue, net of current portion	62,082	37,396
Other non-current liabilities	51,352	48,968

Total liabilities	$1,696,288	$1,485,472

Stockholders’ equity:
Series A convertible preferred stock, par value $0.01 (liquidation preference of $51,370 at March 31, 2005 and December 31, 2004; 15,000,000 shares authorized, 5,393,252 shares issued and outstanding at March 31, 2005 and December 31, 2004	54	54
Series B convertible redeemable preferred stock, par value $0.01 (liquidation preference of $23,714 at March 31, 2005 and December 31, 2004); 3,000,000 shares authorized, 474,289 shares issued and outstanding at March 31, 2005 and December 31, 2004	5	5
Series C convertible redeemable preferred stock, par value $0.01 (liquidation preference of $109,610 and $107,976 at March 31, 2005 and December 31, 2004, respectively); 250,000 shares authorized, 79,246 shares issued and outstanding at March 31, 2005 and December 31, 2004	1	1
Series D preferred stock, par value $0.01 (liquidation preference of $0 at March 31, 2005 and December 31, 2004); 250,000 shares authorized at March 31, 2005 and December 31, 2004, no shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Class A common stock, par value $0.01; 600,000,000 shares authorized at March 31, 2005 and December 31, 2004, 211,801,009 shares and 208,249,188 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	2,118	2,082

Class C common stock, par value $0.01; 15,000,000 shares authorized at March 31, 2005 and December 31, 2004, no shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Additional paid-in capital	2,451,487	2,446,910
Accumulated deficit	(2,232,791)	(2,112,889)

Total stockholders’ equity	220,874	336,163

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,917,162	$1,821,635

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three-Month Periods ended March 31, 2005 and 2004

	Three Months ended March 31,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net loss	$(119,902)	$(170,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	1,631	604
Depreciation and amortization	32,064	39,481
Interest accretion expense	11,050	14,030
Amortization of deferred financing fees and debt discount	4,434	6,904
Non-cash stock-based compensation	318	674
Provision for deferred income taxes	579	25,573
Other	20	(46)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(11,583)	(708)
(Increase) decrease in due from related parties	(5,620)	10
(Increase) decrease in prepaid and other assets	(71,976)	3,579
Increase (decrease) in accounts payable and accrued expenses	(24,505)	17,242
Increase in amounts due to related parties	23,508	6,105
Increase in deferred revenue	70,913	19,427
Increase (decrease) in accrued interest	(2,025)	5,408

Net cash used in operating activities	(91,094)	(31,796)

Cash flows from investing activities:
Purchase of property and equipment	(11,456)	(3,224)
Additions to system under construction	(65,773)	(106,803)
Net purchase/maturity of restricted investments	84	98

Net cash used in investing activities	(77,145)	(109,929)

Cash flows from financing activities:
Proceeds from sale of common stock and capital contributions	4,145	190,803
Proceeds from issuance of 1.75% convertible senior notes	100,000	—
Repayment of 7.75% convertible subordinated notes	—	(81,194)
Payments on mortgage on corporate facility	(101)	(109)
Payments on other borrowings	(3,847)	(891)
Deferred financing costs	(2,408)	—

Net cash provided by financing activities	97,789	108,609

Net decrease in cash and cash equivalents	(70,450)	(33,116)
Cash and cash equivalents at beginning of period	717,867	418,307

Cash and cash equivalents at end of period	$647,417	$385,191

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

XM Satellite Radio Inc. (“Inc.”), was incorporated on December 15, 1992 in the State of Delaware for the purpose of operating a digital audio radio service (“DARS”) under a license from the Federal Communications Commission (“FCC”). XM Satellite Radio Holdings Inc. (“XM” or the “Company”) was formed as a holding company for XMSR on May 16, 1997. The Company commenced commercial operations in two markets on September 25, 2001 and completed its national rollout on November 12, 2001.

(2) Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of XM Satellite Radio Holdings Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the condensed consolidated financial position of XM Satellite Radio Holdings Inc. and its subsidiaries as of March 31, 2005; the results of operations for the three months ended March 31, 2005 and 2004; and cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s 2004 consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made to prior-period amounts to conform with the 2005 presentation.

This quarterly report on Form 10-Q is filed by XM. XM Satellite Radio Inc. is filing separately. The principal differences between the financial condition of XM and Inc., which are not significant in amount, are:

•	the ownership by XM of the corporate headquarters building since August 2001, and the lease of the building from XM by Inc.;

•	the presence at XM of additional indebtedness not guaranteed by Inc.; and

•	the existence of cash balances at XM.

(3) Stock-Based Compensation

At March 31, 2005, the Company had two stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of options granted during the three month periods ended March 31, 2005 and 2004 was calculated using an assumed volatility of 47% and 106%, respectively.

	Three-month periods ended March 31,
	2005	2004
	(amounts in thousands, except per share data)
Net loss attributable to common stockholders, as reported	$(122,051)	$(172,434)
Add: stock-based employee compensation expense included in net loss, net of tax	178	—
Less: total stock-based employee compensation expense determined under fair value-based method for all awards	(8,270)	(7,723)

Pro forma net loss	$(130,143)	$(180,157)

As reported – net loss per share – basic and diluted	$(0.58)	$(0.96)
Pro forma – net loss per share – basic and diluted	$(0.62)	$(1.01)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”) and the Securities and Exchange Commission’s rule amending the compliance dates of SFAS No. 123R, we will begin to recognize compensation expense for equity-based compensation using the fair value method in 2006, as discussed on page 25.

(4) Financing Transactions

Long-Term Debt

Long-term debt at March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
14% senior secured notes - original issue due 2010	$22,824	$22,824
Less: unamortized discount on 14% senior secured notes due 2010	(3,268)	(3,367)
14% senior secured discount notes due 2009	162,897	162,897
Add: accretion of interest on 14% senior secured discount notes due 2009	5,701	—
Less: unamortized discount on 14% senior secured discount notes due 2009	(43,409)	(44,284)
12% senior secured notes due 2010	115,000	115,000
10% senior secured discount convertible notes due 2009	213,958	213,958
Add: accretion of interest on 10% senior secured discount convertible notes due 2009	5,349	—
Less: unamortized discount on 10% senior secured discount convertible notes due 2009	(52,403)	(53,897)
Floating rate notes due 2009	200,000	200,000
1.75% convertible senior notes due 2009	400,000	300,000
Mortgage	33,105	33,206
Notes payable	7	2,773
Capital leases	17,175	6,187

Total debt	$1,076,936	$955,297
Less: current installments	(7,448)	(6,556)

Long-term debt, excluding current installments	$1,069,488	$948,741

The following table presents a summary of the debt activity for the three-month period ended March 31, 2005 (in thousands):

	December 31, 2004	Issuances / Additions	Discount Amortization	Interest Expense	Principal Payments	March 31, 2005
14% senior secured notes - original issue due 2010	$22,824	$—	$—	$—	$—	$22,824
Less: discount	(3,367)	—	99	—	—	(3,268)
14% senior secured discount notes due 2009	162,897	—	—	—	—	162,897
Add: accretion of interest	—	—	—	5,701	—	5,701
Less: discount	(44,284)	—	875	—	—	(43,409)
12% senior secured notes due 2010	115,000	—	—	—	—	115,000
10% senior secured discount convertible notes due 2009	213,958	—	—	—	—	213,958
Add: accretion of interest	—	—	—	5,349	—	5,349
Less: discount	(53,897)	—	1,494	—	—	(52,403)
Floating rate notes due 2009	200,000	—	—	—	—	200,000
1.75% convertible senior notes due 2009	300,000	100,000	—	—	—	400,000
Mortgage	33,206	—	—	—	(101)	33,105
Notes payable	2,773	5	—	—	(2,771)	7
Capital leases	6,187	12,064	—	—	(1,076)	17,175

Total	$955,297	$112,069	$2,468	$11,050	$(3,948)	$1,076,936

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.75% Convertible Senior Notes

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

(5) Net Loss Per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin (“SAB”) No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing the net loss attributable to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of common shares outstanding during the period. Diluted net loss attributable per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and dilutive equivalent shares outstanding during the period. The Company has presented historical basic and diluted net loss per common share in accordance with SFAS No. 128. Options, warrants and convertible instruments outstanding as of March 31, 2005 to purchase 123 million shares of common stock (116 million of which were vested) were not included in the computation of diluted loss per common share for the three months ended March 31, 2005 as their inclusion would have been anti-dilutive. Options, warrants and convertible instruments outstanding as of March 31, 2004 to purchase 121 million shares of common stock (114 million of which were vested) were not included in the computation of diluted loss per common share for the three months ended March 31, 2004 as their inclusion would have been anti-dilutive. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

(6) Commitments and Contingencies

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

The Company has entered into a Memorandum of Agreement contemplating the establishment of a joint venture entity that would be authorized to provide the XM service in Canada. This entity is in the process of seeking authority from the Canadian government to provide satellite radio service in Canada. XM anticipates that the joint venture, once established, would be independently financed.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) Satellite System

Satellite Deployment Plan. The Company launched its first two satellites, XM Rock (XM-2) and XM Roll (XM-1) prior to the commencement of commercial operations in the first half of 2001. These satellites suffer from a progressive solar array power degradation issue that is common to the first six Boeing 702 class satellites in orbit—XM Rock and XM Roll were the fifth and sixth Boeing 702s launched. In February 2005, the Company launched its XM-3 satellite. XM-3 has been placed into one of the Company’s orbital slots and beginning in April 2005 is being used to transmit the XM service. The Company is moving XM Roll to be collocated with XM Rock in the other orbital slot, expected to be completed during the second quarter of 2005. The Company has a fourth satellite (XM-4) under construction; this satellite will be available for launch in early 2006. The Company will launch XM-4 no later than in 2007 to replace the collocated XM-1 and XM-2. During the second quarter, XM is planning to enter into a contract to construct a spare satellite (XM-5), to be completed in late 2007 for use as a ground spare or to be available for launch in the event there is a launch or early operations failure of XM-4.

With this plan and continued monitoring of the power degradation situation in XM-1 and XM-2, the Company believes it will be able to launch additional satellites prior to the time the solar array output power degradation issue might cause the Company’s broadcast signal strength to fall below minimum acceptable levels.

Satellite Insurance Settlements — XM Rock and XM Roll. The Company had secured launch and in-orbit insurance policies with a large group of insurers (both U.S. and foreign) providing coverage for losses relating to XM Rock and XM Roll where such losses arise from an occurrence within the first five years after launch. Under these policies, the aggregate sum insured in the event of constructive total loss of both satellites equaled $400 million ($200 million per satellite), and lesser amounts would be payable in the event of a partial loss. In the event of constructive total loss, the amount of recovery would be reduced by any salvage value, which could include a percentage of the revenues from the Company’s continuing use of the satellites. In September 2001, the Company notified its insurers of a progressive solar array power degradation problem noted above and, in February 2003, the Company filed Proofs of Loss with its insurers.

In July 2004, the Company reached agreement with insurers covering 80 percent of the aggregate sum insured at a settlement rate equal to 44.5 percent of the proportionate amount covered by each of these insurers, representing a total recovery of approximately $142 million from these insurers. This settlement resolves any issues about the amount of loss sustained, includes a waiver by the settling insurance companies of any reductions based on salvage value, terminates any further risk to the settling insurers under the policies and ends any other rights the settling insurers might have with regard to XM Rock and XM Roll or revenues generated by the Company’s continuing use of those satellites. The Company has collected all amounts due under the settlement. The portion of the insurance proceeds related to claim payments was recorded as a reduction to the carrying values of XM Rock and XM Roll.

In August 2004, the Company filed for arbitration to collect the remaining 20 percent of the sum insured utilizing the third-party dispute resolution procedures under the policy. Any amounts received from this arbitration proceeding will be recorded as a reduction to the carrying values of XM Rock and XM Roll.

Satellite Contract—XM Rock and XM Roll. As of March 31, 2005, the Company had paid approximately $627.8 million, including financing charges and interest under the satellite contract related to XM Rock, or XM-2, XM Roll, or XM-1, XM-3 and XM-4. The Company originally entered into its satellite contract in March 1998 with Boeing Satellite Systems International, Inc.(“BSS”), and has subsequently amended the contract, including in July 2003, December 2003, December 2004 and January 2005. Under the satellite contract, BSS has delivered three satellites in-orbit, XM Rock, XM Roll and XM-3, supplied ground equipment and software used in the XM Radio system and provided certain launch and operations support services.

Satellite Contract and Other Costs—XM-3. In February 2005 the Company launched its XM-3 satellite. XM-3 was modified to correct the solar array degradation issues experienced by XM Rock and XM Roll, as well as to optimize XM-3 for the specific orbital slot into which it has been placed. As of March 31, 2005, with respect to XM-3, the Company has deferred costs of $15 million at an interest rate of 8 percent through January 4, 2007. BSS has the right to earn performance incentive payments of up to $25.9 million, excluding interest, based on the in-orbit performance of XM-3 over its design life of fifteen years.

Satellite Insurance—XM-3. The Company acquired launch and in-orbit insurance in January 2005 in connection with the launch of XM-3.

Satellite Contract and Other Costs—XM-4. The Company has committed in its satellite contract with BSS, as amended in July 2003, and by a separate August 2003 contract with Sea Launch Company, LLC (“Sea Launch”), to acquire from BSS a fourth satellite,

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

XM-4, which should be available for shipment to the launch services provider in late 2005/early 2006, and from Sea Launch the associated launch services for the satellite. The fixed prices for XM-4 and the associated launch services total $186.5 million, excluding in-orbit performance incentives and financing charges on certain amounts deferred prior to launch. As of March 31, 2005, satellite construction costs aggregating approximately $125.1 million were incurred, of which $11 million were paid, $9.8 million are due in 2005 and $104.3 million are deferred until first quarter 2006. Interest accrued monthly at a rate of 10.75 percent per annum through December 2004 and is payable thereafter on a current basis, pursuant to the December 2003 amendment, which extended the deferral into early 2006 (unless the satellite is launched earlier). Most of the remaining portion of the fixed costs for XM-4 and the associated launch services are payable during construction with the last payment due one month following launch.

After launch of XM-4, BSS has the right to earn performance incentive payments of up to $12 million, plus interest, over the first twelve years of in-orbit life, up to $7.5 million for performance above specification during the first fifteen years of in-orbit life, and up to $10 million for continued high performance across the five year period beyond the fifteen year design life.

Options to Procure Fifth Satellite and Associated Launch Services under the July 2003 Amendment. The Company obtained a fixed price option to acquire a fifth satellite from BSS, on pricing and performance incentive terms similar to those applicable to XM-4; and under the August 2003 contract, the Company obtained a fixed price option for Sea Launch to provide launch services for XM-5.

Satellite Contract—Warrant to BSS. Pursuant to the Company’s satellite contract, it issued a warrant to BSS in July 2003 to purchase 500,000 shares of its Class A common stock at $13.524 per share. The fair value of these warrants was determined to be $5.8 million using a Black-Scholes based methodology and is included in the System Under Construction.

(c) GM Distribution Agreement

The Company has a long-term distribution agreement with OnStar, a subsidiary of General Motors. During the term of the agreement, which expires twelve years from the commencement date of the Company’s commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of the Company’s commencement of commercial operations, and to provide that the Company may make certain payments to GM in the form of indebtedness or shares of the Company’s Class A common stock. The Company’s total cash payment obligations were not increased. The Company has significant annual fixed payment obligations to GM. As a result of the June 2002 amendment, the Company commenced recognizing these fixed payment obligations for the period ending through November 2005, which approximate $63.6 million, on a straight-line basis. However, due to the January 2003 amendment to the Distribution Agreement and GM’s roll out plans which demonstrated a likelihood of GM exceeding minimum installation targets, in 2003 the Company began prospectively recognizing these fixed payments due under the Distribution Agreement, which approximate $397.3 million, on a straight-line basis through September 2013, the remaining term of the agreement. The Company issued a 10% Senior Secured Discount Convertible Notes due 2009 with an aggregate principal amount of $89.0 million, to OnStar in lieu of making these fixed payments to OnStar for amounts otherwise due in 2003 through 2006. The fixed payments due to be paid in years 2007, 2008 and 2009 are $80.7 million, $106.7 million and $132.9 million, respectively. In February 2004, the Company completed the redemption of the note through repayment of a portion with cash and GM’s conversion of a portion of the principal amount into the Company’s Class A common stock. The Company has recorded $22.3 million of current prepaid expense to related party and $16.7 million of non-current prepaid expense to related party in connection with the guaranteed fixed payments in the condensed consolidated balance sheet at March 31, 2005.

In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than eight million GM vehicles with installed XM radios (at which point the percentage remains constant). During the second quarter of 2004, a clarification was agreed to by XM and Onstar relating to the implementation of certain aspects of revenue sharing contained within the distribution agreement. Accordingly, the revenue share expense is recognized as the related subscription revenue is earned. The Company recorded $16.8 million of current prepaid expense to related party and $7.2 million of non-current prepaid expense to related party in connection with this revenue sharing arrangement in the condensed consolidated balance sheet at March 31, 2005. As part of the agreement, OnStar provides certain call-center related services directly to XM subscribers who are also OnStar customers and the Company must reimburse OnStar for these XM-related call center services. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius Satellite Radio’s service.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years will increase by the lesser of 600,000 units per year or amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, by November 2005 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market. For the three month periods ended March 31, 2005 and 2004 the Company incurred total costs of $46.5 million and $43.7 million, respectively, under the distribution agreement.

(7) Supplemental Cash Flows Disclosures

The Company paid $15.8 million and $6.3 million for interest, of which $9.2 million and $4.6 million was capitalized, during the three-month periods ended March 31, 2005 and 2004, respectively. Additionally, the Company’s financial results include the following non-cash financing and investing activities (in thousands):

	Three-month periods ending March 31
	2005	2004
Accrued system construction costs	$14,000	$5,600
Issuance of notes for accrued expenses	5	32,800
Conversion of debt to equity	—	53,551
Property acquired through capital leases	12,064	6,225
Write off of deferred financing costs to equity in connection with conversion of debt to equity	—	1,051

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections herein, including statements regarding the development of our business, the markets for our services, our anticipated capital expenditures, and other similar statements are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements use such words as “plans,” “expects,” “will,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believes,” “anticipates,” “intends,” “may,” “should,” “continue,” “seek,” “could” and other similar reasonable expressions. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the “Cautionary Statements”) include, without limitation, the key factors that have a direct bearing on our future results of operations. These are our significant expenditures and losses, unproven market for our service, health of our satellites, potential need for additional financing, substantial indebtedness, as well as other risks referenced from time to time in filings with the SEC, including our Form 10-K, filed March 4, 2005. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect the occurrence of unanticipated events.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herewith, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto for the three-year period ended December 31, 2004, included in our Annual Report on Form 10-K.

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

Accordingly, the results of operations for Inc. and its subsidiaries are substantially the same as the results for XM and its subsidiaries discussed below except that Inc. incurs:

•	additional rent, less depreciation and amortization expense and less other income, in each case principally related to Inc.’s rental of its corporate headquarters from XM, which are intercompany transactions that have been eliminated in the XM financial statements;

•	less interest expense principally related to the additional indebtedness at XM; and

•	less interest income because of additional cash balances at XM.

Overview

The highlights for our three month period ended March 31, 2005 include the following:

•	growing the XM business to over 3.7 million subscribers at quarter end, including over 0.5 million new subscribers added during the three months;

•	the continued development of innovative retail products at attractive price points and broad OEM factory-installed penetration across numerous vehicle models;

•	launching the dedicated 24/7 Major League Baseball channel, MLB Home Plate, as well as expanding our talk content to include shows hosted by Tony Kornheiser, Dr. Laura and G. Gordon Liddy and our sports programming line-up with the Indy Car Series and the PGA Tour;

•	ending March 31, 2005, with a recurring subscription revenue run rate of $394 million per year; and

•	continuing to grow our gross margin (calculated as revenues less variable costs, which include revenue share & royalties, customer care & billing operations, cost of merchandise & ad sales) during the three months ended March 31, 2005 while reducing our costs to acquire each new subscriber.

The key metrics we use to monitor our business growth and our operational results are: ending subscribers, Average Monthly Subscription Revenue Per Subscriber (“ARPU”), Subscriber Acquisition Costs (“SAC”), Cost Per Gross Addition (“CPGA”) and EBITDA, presented as follows:

	Three Months ended March 31,
	2005	2004
Net Subscriber Additions	541,140	321,675
Aftermarket, OEM & Other Subscribers	3,307,193	1,351,398
Subscribers in OEM Promotional Periods(1)	426,300	311,399
XM Activated Vehicles with Rental Car Companies(2)	36,771	19,106

Total Ending Subscribers(1)(2)(3)	3,770,264	1,681,903
Average Monthly Subscription Revenue Per Subscriber(4)	$8.84	$8.66
Average Monthly Subscription Revenue Per Aftermarket, OEM & Other Subscriber(4)	$9.25	$9.39
Average Monthly Subscription Revenue Per Subscriber in OEM Promotional Periods(4)	$5.61	$5.96
Average Monthly Subscription Revenue Per XM Activated Vehicle with Rental Car Companies(4)	$9.87	$7.72
Subscriber Acquisition Costs (SAC)(5)	$52	$67
Cost Per Gross Addition (CPGA)(6)	$90	$106
EBITDA (in thousands)(7)	$(71,258)	$(77,983)

(1)	OEM promotional periods typically range from three months to one year in duration and a portion is paid for by the vehicle manufacturers. At the time of sale, vehicle owners generally receive a 3-month trial subscription and are included in OEM Promotional Subscribers. XM generally receives payment for two months of the 3-month trial subscription from the vehicle manufacturer. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments.

(2)	Rental car activity commenced in late June 2003.

(3)	Ending subscribers—We consider subscribers to be those who are receiving and have agreed to pay for our satellite audio service, either by credit card or by invoice, including those that are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our satellite audio service. Radios that are revenue generating are counted individually as subscribers. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments.

(4)	Average Monthly Subscription Revenue per Subscriber—Please see definition and further discussion under Average Monthly Subscription Revenue Per Subscriber on page 16.

(5)	SAC—Please see definition and further discussion under Subscriber Acquisition Costs on page 19.

(6)	CPGA—Please see definition and further discussion under Cost Per Gross Addition on page 19.

(7)	EBITDA—Please see definition and further discussion under EBITDA on page 20.

We raised $3.3 billion of equity and debt net proceeds from inception through March 2005 from investors and strategic partners to fund our operations. In January 2005, we raised $98 million of net funds from the exercise of an over-allotment option on our 1.75% convertible senior notes due 2009. Provided that we meet the revenue, expense and cash flow projections of our business plan, we expect to be fully funded with no need to raise additional financing to continue operations. Our business plan contemplates the use of cash on hand and received from insurance settlements to fund the construction and launch of XM-4.

We will continue to incur operating losses until we substantially increase the number of our subscribers and increase our cash flow sufficient to cover operating costs. We are focused on increasing subscribers and scaling our business while managing growth and containing costs. We also have significant outstanding contracts and commercial commitments that need to be paid in cash or through credit facilities over the next several years, including to fund subsidies and distribution costs as well as revenue share arrangements, under which our payments increase as our revenues increase under the terms of those agreements, particularly under our arrangement with General Motors, programming costs, including Major League Baseball, repayment of long-term debt, lease payments and service payments. Our ability to become profitable also depends upon other factors identified below under the heading “Liquidity and Capital Resources—Future Operating Liquidity and Capital Resource Requirements.”

Results of Operations

Three-Month Periods ended March 31, 2005 and 2004

	Three Months ended March 31,
	2005	2004
Revenue:
Subscription	$92,981	$39,761
Activation	2,024	867
Merchandise	3,117	679
Net ad sales	3,125	990
Other revenue	1,318	668

Total revenue	102,565	42,965

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	19,126	15,478
Customer care & billing operations	15,380	7,085
Cost of merchandise	3,087	1,596
Ad sales	2,067	1,287
Satellite & terrestrial	8,710	9,411
Broadcast & operations:
Broadcast	3,576	2,663
Operations	4,827	2,985

Total broadcast & operations	8,403	5,648
Programming & content	17,540	7,224

Total cost of revenue	74,313	47,729
Research & development (excludes depreciation and amortization, shown below)	6,092	6,170
General & administrative (excludes depreciation and amortization, shown below)	7,294	5,865
Marketing (excludes depreciation and amortization, shown below)
Retention & support	4,519	2,799
Subsidies & distribution	48,094	34,779
Advertising & marketing	26,156	14,679

Marketing	78,769	52,257
Amortization of GM liability	9,313	9,313

Total marketing	88,082	61,570
Depreciation & amortization	32,064	39,481

Total operating expenses	207,845	160,815

Operating loss	(105,280)	(117,850)
Interest income	4,024	1,079
Interest expense	(20,025)	(28,121)
Other income	1,958	386

Net loss before income taxes	(119,323)	(144,506)

Provision for deferred income taxes	(579)	(25,573)

Net Loss	(119,902)	(170,079)

8.25% Series B preferred stock dividend requirement	(515)	(515)
8.25% Series C preferred stock dividend requirement	(1,634)	(1,840)

Net loss attributable to common stockholders	$(122,051)	$(172,434)

Basic and diluted net loss per share	$(0.58)	$(0.96)

Weighted average shares used in computing net loss per share - basic and diluted	210,823,215	178,863,554

EBITDA(1)	$(71,258)	$(77,983)
XM subscriptions (end of period)(2)	3,770,264	1,681,903

(1)	Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. Consistent with regulatory requirements, EBITDA includes Other Income (Expense). We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. The reconciliation of net loss to EBITDA is as follows (in thousands):

	Three Months ended March 31,
	2005	2004
Reconciliation of Net Loss to EBITDA
Net loss as reported	$(119,902)	$(170,079)
Add back non-EBITDA items included in net loss:
Interest income	(4,024)	(1,079)
Interest expense	20,025	28,121
Depreciation & amortization	32,064	39,481
Provision for deferred income taxes	579	25,573

EBITDA	$(71,258)	$(77,983)

(2)	We consider subscribers to be those who are receiving and have agreed to pay for our satellite audio service, either by credit card or by invoice, including those that are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our satellite audio service. Radios that are revenue generating are counted individually as subscribers. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments.

Three Months Ended March 31, 2005 Compared With Three Months Ended March 31, 2004

XM Satellite Radio Holdings Inc. and Subsidiaries

Revenue

Revenue. Our revenue consists of subscription fees for our satellite audio service, activation charges, limited direct sales of radios and merchandise, advertising sales, and revenue from ancillary services. In the three months ended March 31, 2005, we recognized $102.6 million in total revenue, compared to $43.0 million in the three months ended March 31, 2004, an increase of $59.6 million. During the three months ended March 31, 2005, subscription revenue comprised 90.7 percent of our total revenues.

Subscribers. As of March 31, 2005, we had 3,770,264 subscribers, compared to 1,681,903 at March 31, 2004, an increase of 2,088,361 subscribers. Subscribers for the quarter ended March 31, 2005 include 2,197,502 retail, 1,535,991 OEM and 36,771 car rental subscribers. Our subscribers include 3,307,193 self-paying subscribers, 426,300 subscribers in OEM promotional periods (typically ranging from three months to one-year in duration) paid in part by the vehicle manufacturers and 36,771 XM activated vehicles with rental car companies. Additionally, 495,232 family plan subscriptions at a multi-unit rate of $6.99 per radio per month are included in our total subscriber count. We consider subscribers to be those who are receiving and have agreed to pay for our satellite audio service, either by credit card or by invoice, including those who are currently in promotional periods paid for by vehicle manufacturers, as well as XM activated vehicles for which we have a contractual right to receive payment for the use of our satellite audio service. Radios that are revenue generating are counted individually as subscribers.

OEM Promotional Subscribers. OEM Promotional Subscribers are subscribers who have either a portion or all of their subscription fee paid for by an OEM for a fixed period following the initial purchase or lease of the vehicle. Currently, at the time of sale, vehicle owners generally receive a three-month prepaid trial subscription. XM generally receives two months of the 3-month trial subscription from the vehicle manufacturer. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. The automated activation program provides activated XM radios on dealer lots for test drives. GM and Honda generally indicate the inclusion of three months free of XM service on the window sticker of XM-enabled vehicles. Under the auto-activation programs, subscribers are included in our OEM promotional subscriber count from the time of vehicle purchase or lease, through the period of trial service plus an additional 30 days. We measure the success of these programs based on the percentage that elect to receive the XM service and convert to self-paying subscribers after the initial promotion period—we refer to this as the “conversion rate.” We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications. The conversion rate for the three months ended March 31, 2005 was 60.7 percent.

XM Activated Vehicles with Rental Car Companies. Our subscribers also include 36,771 activated vehicles with rental car companies. For the initial model year 2003 XM-enabled rental vehicles, XM receives payments based on the use of XM service. Customers are charged $2.99 per day per vehicle for use of the XM service, on which XM receives a revenue share. For subsequent model year 2004 and later vehicles, XM receives $10 per subscription per month.

Subscription Revenue. Subscription revenue was $93.0 million for the three months ended March 31, 2005 compared to $39.8 million for the three months ended March 31, 2004, an increase of $53.2 million. Subscription revenue consists primarily of our monthly subscription fees for our satellite audio service charged to consumers, commercial establishments and fleets, which are recognized as the service is provided. Revenues received from vehicle manufacturers for promotional service programs are included in subscription revenue. At the time of sale, vehicle owners generally receive a three-month trial subscription and are included in OEM promotional subscribers. Beginning in 2004, a standard promotion of three months free was placed on the window sticker of all XM-enabled GM vehicles. We generally receive payment for two months of the three-month trial subscription period from the vehicle manufacturer. For the three months ended March 31, 2005, subscription revenue included $6.8 million from related parties for subscription fees paid under certain promotional agreements, compared with $5.6 million for the three months ended March 31, 2004. Our subscriber arrangements are generally cancelable without penalty. Promotions and discounts are treated as a reduction to revenue during the period of the promotion. Sales incentives, consisting of rebates to subscribers, offset revenue. Discounts on equipment sold with service are allocated to equipment and service based on relative fair value. In February 2005, we announced that we are expanding our basic service package and that the monthly subscription price for our basic service increased to $12.95 from $9.99 beginning in April 2005. Existing customers could lock in a discounted rate by signing up for a pre-paid plan of up to five years prior to mid-April 2005. The expanded basic service now includes the internet service XM Radio Online (previously $3.99 per month) and the High Voltage Channel (previously $1.99 per month), both of which were premium services prior to this change.

Average Monthly Subscription Revenue Per Subscriber. Average monthly subscription revenue per subscriber (ARPU) was approximately $8.84 for the three months ended March 31, 2005 and approximately $8.66 for the three months ended March 31, 2004. ARPU from our aftermarket, OEM and other subscribers was $9.25 for the three months ended March 31, 2005, compared to $9.39 the three months ended March 31, 2004. The difference from our retail rate of $9.99 is due primarily to multi-year prepayment plan and family plan discounts. ARPU from our OEM promotional subscribers was $5.61 for the three months ended March 31, 2005, compared to $5.96 for the three months ended March 31, 2004. ARPU from our rental car fleet subscribers was $9.87 for the three months ended March 31, 2005, compared to $7.72 for the three months ended March 31, 2004. Average monthly subscription revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates) divided by the monthly weighted average number of subscribers for the period reported. Average monthly revenue per subscriber is a measure of operational performance and not a measure of financial performance under generally accepted accounting principles. Average monthly revenue per subscriber will fluctuate based on promotions implemented in 2005, as well as the adoption rate of multiyear prepayment plans, multiradio discount plans (such as the family plan) and premium services. We expect that average monthly revenue per subscriber will increase in 2005. The increase in the monthly subscription price takes effect for all billing cycles on or after April 2, 2005, and therefore, will be implemented over time.

Activation Revenue. Activation revenue is comprised of one-time activation charges billed to customers. Activation fees are non-refundable, and are recognized on a pro-rata basis over the estimated 40-month life of the subscriber relationship. This estimate may be further refined in the future as additional historical data becomes available. During the three months ended March 31, 2005, we recognized $2.0 million in activation revenue compared to $0.9 million in the three months ended March 31, 2004, an increase of

$1.1 million due to an increase in subscribers. The growth in activation revenue will be impacted by the amount of discounts given as a result of the competitive environment, as well as changes, if any, in the estimated life of the subscriber relationship.

Merchandise Revenue. Merchandise revenue is comprised of revenues from direct sales of radios and XM merchandise. Through December 31, 2004, the direct sales of radios have generally been for promotional purposes. During the three months ended March 31, 2005, we recognized $3.1 million in merchandise revenue compared to $0.7 million during the three months ended March 31, 2004. We expect revenue from the sale of merchandise to increase proportionately with the increase in direct sales promotional activities as well as XM-owned kiosk sales.

Net Ad Sales Revenue. Advertising revenue consists of sales of advertisements and program sponsorships on the XM network to advertisers that are recognized in the period in which they are broadcast. Advertising revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Advertising revenue is presented net of agency commissions in the results of operations, which is consistent with industry practice. In the three-month period ended March 31, 2005, we recognized $3.1 million in net advertising revenue compared to $1.0 million during the three-month period ended March 31, 2004. These amounts are net of agency commissions, which were $0.4 million during the three-month period ended March 31, 2005, compared to $0.1 million during the three-month period ended March 31, 2004. The increase in net advertising revenue is due primarily to a net increase in the number of advertisers from the increased demand for advertising on the XM network that results from our subscriber growth, listenership and audience reach. During the three-month period ended March 31, 2005, we recognized $0.3 million in advertising barter revenue compared to $0.2 million during the three-month period ended March 31, 2004. For the three-month period March 31, 2005, advertising revenue included $0.6 million from sales of advertisements to related parties compared with $0.1 million in the three-month period ended March 31, 2004.

Other Revenue. Other revenue earned during the three-month period ended March 31, 2005 consists primarily of revenue from ancillary services, including production recording services, weather data services, streaming only and NavTraffic only services. We recognized $1.3 million of other revenue during the three-month period ended March 31, 2005 compared with $0.7 million during the three-month period ended March 31, 2004. The increase is due to increases in production recording services, streaming, NavTraffic and weather revenue.

Operating Expenses

Total Operating Expenses. Total operating expenses were $207.8 million for the three-month period ended March 31, 2005 compared to $160.8 million in the three-month period ended March 31, 2004, an increase of $47.0 million. The increase was due to an increase in cost of revenue of $26.6 million attributable to increased sales, an increase in marketing expenses of $26.5 million primarily due to increased distribution expenses as a result of the growth in subscribers as well as our efforts to attract and acquire new subscribers, an increase of $1.4 million in general & administrative expense due to professional fees and payroll costs, offset in part by a decrease of $7.4 million in depreciation & amortization.

Cost of Revenue. Cost of revenue includes revenue share & royalties, customer care & billing costs, costs of radios associated with direct sales of radios, costs directly associated with sales of advertising, satellite & terrestrial operating costs, as well as costs related to broadcast & operations and programming & content. These combined costs were $74.3 million for the three-month period ended March 31, 2005, up from $47.7 million in the three-month period ended March 31, 2004, an increase of $26.6 million.

Revenue Share & Royalties. Revenue share & royalties includes performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM, and royalties paid to radio technology providers and revenue share expenses associated with manufacturing and distribution partners and content providers. These costs were $19.1 million in the three-month period ended March 31, 2005 compared to $15.5 million in the three-month period ended March 31, 2004. This increase of $3.6 million was a result of our growth in subscriber base and revenues. We expect these total costs to continue to increase as subscriber growth continues.

Customer Care & Billing Operations. Customer care & billing operations expense includes expenses from outsourced customer care functions as well as internal IT costs associated with front office applications. These expenses were $15.4 million during the three-month period ended March 31, 2005, compared with $7.1 million during the three-month period ended March 31, 2004, an increase of $8.3 million. This increase was primarily driven by the increase in subscriber call volumes and transaction processing fees resulting from the growth in subscribers. We expect customer care & billing operations expense in total to continue to increase as we continue to add subscribers, but we expect the average cost per subscriber to decrease.

Cost of Merchandise. During the three-month period ended March 31, 2005, we incurred $3.1 million relating to promotional radios, radio kits and XM merchandise that we sold directly to subscribers, compared to $1.6 million in the three-month period ended March 31, 2004. We expect the cost of merchandise to increase during 2005 as we increase direct sales of merchandise.

Ad Sales. Ad sales expense was $2.1 million in the three-month period ended March 31, 2005 compared to $1.3 million in the three-month period ended March 31, 2004, an increase of $0.8 million. The increase in ad sales expense is due primarily to an increase in staffing and marketing costs to support ad sales growth. We expect ad sales costs to increase in support of expected advertising revenue growth.

Satellite & Terrestrial. Satellite & terrestrial includes: telemetry, tracking and control of our two satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and lease payments. These expenses were $8.7 million in the three-month period ended March 31, 2005, compared with $9.4 million in the three-month period ended March 31, 2004, a decrease of $0.7 million. The decrease is driven by decrease in in-orbit satellite insurance expense resulting from the partial settlement of insurance claims on XM Rock and XM Roll. We launched our XM-3 satellite during the three months ended March 31, 2005, and it was placed into service in April 2005. Satellite & Terrestrial expense is expected to increase in future periods due to the operation of a third satellite.

Broadcast & Operations

Broadcast. Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content. The advertising trafficking (scheduling and insertion) functions are also included. Broadcast costs were $3.6 million for the three-month period ended March 31, 2005, compared to $2.7 million in the three-month period ended March 31, 2004, an increase of $0.9 million. The increase is primarily due to increased costs associated with enhancements to and maintenance of the broadcast systems infrastructure. Broadcast costs are expected to increase with new content initiatives.

Operations. Operations, which includes facilities and information technology expense, was $4.8 million in the three-month period ended March 31, 2005, compared with $3.0 million in the three-month period ended March 31, 2004, an increase of $1.8 million. The increase is mainly due to an increase in the general operating costs associated with the corporate facility and infrastructure.

Programming & Content. Programming & content includes the creative and production costs associated with our over 150 channels of XM-original and third party content. This includes costs of programming staff and fixed payments for third party content. Programming & content expense was $17.5 million during the three-month period ended March 31, 2005, compared with $7.2 million during the three-month period ended March 31, 2004, an increase of $10.3 million. The increase is due to staffing and content related expenses in support of programming initiatives launched subsequent to the first quarter of 2004, including Major League Baseball (MLB), Opie and Anthony, XM Public Radio and Instant Traffic and Weather. Programming and content expenses are expected to increase in future periods as a result of programming initiatives. Our MLB programming launched in mid-February 2005, and therefore, subsequent quarters will include a full quarter of MLB programming expense. We paid $50 million for the 2005 season and will pay $60 million per season thereafter. Our MLB seasons run for the twelve month period beginning in February.

Research & Development. Research & development includes the costs of new product development, chipset design, and engineering. These combined expenses were $6.1 million in the three-month period ended March 31, 2005, compared with $6.2 million in the three-month period ended March 31, 2004, a decrease of $0.1 million. For the three-month period ended March 31, 2005, research and development expense included $1.3 million of costs relating to the development of future telematics applications associated with a related party compared with $2.5 million during the three-month period ended March 31, 2004. Research and development expenses are expected to increase as we accelerate the development of future telematics applications and new products, including interoperable radios.

General & Administrative. General & administrative expense was $7.3 million during the three-month period ended March 31, 2005, as compared with $5.9 million during the three-month period ended March 31, 2004, an increase of $1.4 million. The increase in general & administrative expense is primarily due to an increase in professional fees and an increase in payroll and payroll related costs associated with the increase in headcount to support the growth of our business.

Marketing. Marketing includes the costs of retention & support, subsidies & distribution, advertising & marketing, and amortization of our liability to GM. These combined costs were $88.1 million for the three-month period ended March 31, 2005, compared to $61.6 million in the three-month period ended March 31, 2004, an increase of $26.5 million. Marketing expense increased primarily due to increases in subsidies & distribution of $13.3 million and advertising & marketing of $11.5 million.

Retention & Support. Personnel-related expenses comprise the majority of retention and support in 2005. In the three-month period ended March 31, 2005, these costs were $4.5 million compared to $2.8 million in the three-month period ended March 31, 2004, an increase of $1.7 million. The increase in retention and support expense is primarily due to an increase in payroll and payroll related costs associated with the increase in headcount to support the growth of our business.

Subsidies & Distribution. We currently provide incentives and subsidies for the manufacture, purchase, installation and activation of XM radios to attract and retain our manufacturing and distribution partners. Our subsidy & distribution costs are significant and totaled approximately $48.1 million during the three-month period ended March 31, 2005, compared with $34.8 million during the three-month period ended March 31, 2004, an increase of $13.3 million. This increase is primarily due to the increase in subscribers, new activations, and GM vehicles equipped with XM radios. Subsidy and distribution expense will increase as the number of XM radios that are manufactured, installed and activated increase; however, we expect that the cost per new subscriber may fluctuate from period to period based on the timing of promotions and contracts. We expect SAC to decline in 2005 as compared to 2004.

Subscriber Acquisition Costs. We consider subscriber acquisition costs to include radio manufacturer subsidies, certain sales, activation and installation commissions, and hardware-related promotions. These costs are reported in Subsidies & Distribution. The negative margins from equipment sales are also included in subscriber acquisition costs. Subscriber acquisition costs do not include on-going loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and distributors and certain guaranteed payments to GM. During the three months ended March 31, 2005 and 2004 we incurred SAC expenses of $43.7 million, and $31.8 million, respectively. SAC for the three months ended March 31, 2005 and 2004 was $52 and $67, respectively. The decline in SAC for the three-month period ended March 31, 2005 as compared to the three month period ended 2004 is due to the combined impacts of the decline in manufacturer subsidies and the increase in the number of activations. The timing of promotions and new contracts may cause SAC to fluctuate from period to period. We expect SAC to decline in 2005 as compared to 2004.

Advertising & Marketing. Activities comprising these expenses include media, advertising, events and direct marketing programs. Advertising & marketing costs were $26.2 million during the three-month period ended March 31, 2005, compared with $14.7 million during the three-month period ended March 31, 2004, an increase of $11.5 million. The increase is primarily due to our increased retail marketing and media advertising expenses.

Cost Per Gross Addition. We consider CPGA to include the amounts in SAC, as well as advertising, media and other discretionary marketing expenses. In our condensed consolidated financial statements, SAC costs are captured in Subsidies & Distribution and the negative margins from equipment sales, while CPGA costs are primarily captured by the combination of Subsidies & Distribution, Advertising & Marketing, plus the negative margins from equipment sales. CPGA does not include marketing staff (included in Retention & Support) or the amortization of the GM guaranteed payments (included in Amortization of GM Liability). During the three-month periods ended March 31, 2005, and 2004, we incurred CPGA expenses of $74.1 million and $50.2 million, respectively. CPGA for the three-month periods ended March 31, 2005 and 2004 was $90 and $106, respectively. CPGA declined for the three-month period ended March 31, 2005 as compared to the three-month period ended March 31, 2004 primarily due to the combined impacts of subscriber additions increasing at a faster rate than our discretionary advertising and marketing expenses as well as the change in the mix of subscribers acquired. The timing of our media campaigns and discretionary advertising spending may cause CPGA to fluctuate from period to period. The costs to acquire subscribers vary by distribution channel, and a change in the mix of subscribers from higher cost distribution channels to lower cost distribution channels will have a favorable impact on CPGA. We expect CPGA to decline in 2005 as compared to 2004.

Amortization of GM Liability. These costs include the amortization of annual fixed guaranteed payment commitments to General Motors, aggregating to $439.0 million, under our long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. Amortization of the GM liability was $9.3 million for the three-month periods ended March 31, 2005 and 2004.

Depreciation & Amortization. Depreciation & amortization expense was $32.1 million during the three-month period ended March 31, 2005, compared with $39.5 million during the three-month period ended March 31, 2004, a decrease of $7.4 million. The decrease was primarily due to lower depreciation on XM Rock and XM Roll as a result of recording approximately $134 million of insurance proceeds as a reduction to the carrying values of our satellites in August 2004 (See “Liquidity and Capital Resources—Future Operating Liquidity and Capital Resource Requirements” below). XM-3 was placed into operation in April 2005, and therefore, depreciation will increase in future periods.

Interest Income. Interest income was $4.0 million during the three-month period ended March 31, 2005, compared with $1.1 million during the three-month period ended March 31, 2004, an increase of $2.9 million. The increase was primarily attributable to higher average balances of cash and cash equivalents in the three-month period ended March 31, 2005 as well as higher yields on our investments due to market conditions.

Interest Expense. Interest expense was $20.0 million during the three-month period ended March 31, 2005, compared with $28.1 million during the three-month period ended March 31, 2004, a decrease of $8.1 million. The decrease in interest expense is primarily due to the de-leveraging of higher interest rate debt by the issuance of new debt and an increase in capitalization of interest costs due to increased capital expenditures for the system under construction.

Other Income. Other income was $2.0 million during the three-month period ended March 31, 2005, compared with $0.4 million during the three-month period ended March 31, 2004, an improvement of $1.6 million, which is primarily attributable to a payment from a third party for the lease termination of rental office space in our corporate headquarters. Other income for the three-month period ended March 31, 2005 consists primarily of income from rental of office space in our corporate headquarters to third parties.

Provision for Deferred Income Taxes. We recorded a provision for deferred income taxes expense of $0.6 million and $25.6 during the three-month period ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2004, we recorded a deferred tax liability related to indefinite lived assets that are amortized and deducted for tax purposes but are not amortized under generally accepted accounting principles. During the three months ended March 31, 2005, we recorded tax expense related to the amortization of the indefinite lived assets for tax purposes.

Net Loss. Net loss for the three-month period ended March 31, 2005 was $119.9 million, compared with $170.1 million for the three-month period March 31, 2004, a decrease of $50.2 million. The decrease primarily reflects the growth in our revenue and decreases in the provision for deferred income taxes and interest expense, offset in part by an increase in operating expenses due to our subscriber growth.

EBITDA. Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA during the three-month period ended March 31, 2005 was $(71.3) million, compared with $(78.0) million during the three-month period ended March 31, 2004. The decreased loss reflects our revenue growth and margin improvement as well as a decline in the costs to acquire each new subscriber, offset in part by an increase in operating costs as a result of our subscriber growth. Consistent with regulatory requirements, EBITDA includes Other Income (Expense). We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. The reconciliation of net loss to EBITDA is as follows (in thousands):

	Three Months ended March 31,
	2005	2004
Net loss as reported	$(119,902)	$(170,079)
Add back non-EBITDA items included in net loss:
Interest income	(4,024)	(1,079)
Interest expense	20,025	28,121
Depreciation & amortization	32,064	39,481
Provision for deferred income taxes	579	25,573

EBITDA	$(71,258)	$(77,983)

Liquidity and Capital Resources

Overview

At March 31, 2005, we had total cash and cash equivalents of $647.4 million and working capital of $351.2 million. Cash and cash equivalents decreased $70.4 million during the three months ended March 31, 2005. The decrease resulted from $91.1 million used by operating activities and $77.1 million used in investing activities, offset in part by $97.8 million provided by financing activities. The proceeds from financing activities resulted primarily from the issuance of $100 million of 1.75% convertible senior notes from an over-allotment option that was exercised in January 2005. Investing activities consisted primarily of capital expenditures for the construction and launch of XM-3 and the construction of XM-4, computer systems infrastructure and broadcast facilities, and the construction of the backup uplink facility. Cash flows used in operating activities includes the net loss of $119.9 million, offset in part by the net cash provided by our operating assets and liabilities and the non-cash expenses included in the net loss. Cash flows used in operating activities includes over $70 million of prepayments for programming and other operating expenses.

The weighted average payment plans that our subscribers have elected result in 8.6 months of advance billing. Multi-year and other prepayment plans provide significant cash flows for us. During the three months ended March 31, 2005, the increase in deferred revenue provided $70.9 million of cash from operations. We expect the amount of deferred revenue will continue to increase as the number of subscribers who pay in advance increases including from subscribers who “locked in” at the time of the rate increase.

By comparison, at March 31, 2004, we had total cash and cash equivalents of $ 385.2 million, and working capital of $257.1 million. Cash and cash equivalents decreased $33.1 million during the three months ended March 31, 2004. The decrease resulted from $31.8 million used in operating activities and $109.9 million used in investing activities, offset by $108.6 million provided by financing activities. The proceeds from financing activities resulted primarily from the issuance of 7.0 million shares of Class A common stock in January 2004 that yielded gross proceeds of $185.5 million, offset in part by the repayment of $81.2 million of related party debt, and payments of $1.0 million related to capital lease and mortgage obligations. The financing activities completed during the quarter are more fully discussed below. Investing activities consisted primarily of capital expenditures for the construction and launch of XM-3 and computer systems infrastructure. Cash flows used in operating activities includes the net loss of $170.1 million and the net cash used by our operating assets and liabilities, offset in part by non-cash expenses included in the net loss.

Sources of Cash

We raised $3.5 billion of equity and debt gross proceeds from inception through March 31, 2005 from investors and strategic partners to fund our operations. This includes $100.0 million of gross funds raised in the January 2005 financing transaction.

January 2005 Issuance of Additional Notes

In January 2005, an over-allotment option was exercised on our 1.75% convertible senior notes due in 2009 and an additional $100 million aggregate principal amount of notes were issued. The notes may be converted by the holder, at its option, into shares of our Class A common stock initially at a conversion rate of 20.0 shares of Class A common stock per $1,000 principal amount, which is equivalent to an initial conversion price of $50.00 per share of Class A common stock (subject to adjustment in certain events), at any time until December 1, 2009. The notes are not redeemable at the Company’s option prior to the stated maturity.

Uses of Cash

Our cash used during the three months ended March 31, 2005 consisted primarily of funding operating expenses and funding the launch of XM-3.

Warrant Exchanges

In the three months ended March 31, 2005, we entered into agreements with certain holders of Class A common stock warrants to exchange approximately 32,000 warrants convertible into 2.7 million shares of Class A common stock for 2.5 million shares of Class A common stock and received $16,000 in cash proceeds from the exercise of 61 warrants converted into 5,185 shares of Class A common stock. As a result of our financings and other issuances of securities, the conversion price of the Series C preferred stock issued in August 2000 has been adjusted from $8.78 at December 31, 2004 to $8.74 at March 31, 2005, the exercise price of the warrants sold in March 2000 remained at $45.23 and the number of warrant shares remained at 8.78. The exercise price of the warrants sold in January 2003 remained at $3.18 and the number of warrant shares remained at 85. There was no impact on the condensed consolidated statement of operations as a result of the adjustments to these prices.

Commitments

We have entered into certain programming and marketing agreements that broaden our content offering and increase our brand awareness. Under these agreements, we are obligated to make payments that total $75.4 million in the remaining nine months of 2005, $93.3 million in 2006, $103.3 million in 2007, $95.0 million in 2008, $82.4 million in 2009 and $200.3 million in 2010 and beyond. These payments include fixed payments, advertising commitments and revenue sharing arrangements. The Company has a multi-year agreement with Major League Baseball to broadcast MLB games live nationwide and those payments are included in the above disclosure of our commitments. The Company will pay up to $50 million for 2005 and $60 million per year thereafter through 2012, with $120 million to be deposited into escrow in connection with the signing of the agreement. MLB has the option to extend the agreement for the 2013, 2014 and 2015 seasons at the same $60 million annual compensation rate. The Company paid $10 million to MLB in October 2004. The Company will also make incentive payments to MLB for XM subscribers obtained through MLB and baseball club verifiable promotional programs. No stock or warrants were included in this agreement.

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

We expect that our future working capital, capital expenditures, and debt service requirements will be satisfied from existing cash, cash equivalents, and short-term investments and by cash generated from operations. Our business plan contemplates the use of cash on hand and received from insurance settlements to fund the construction and launch of XM-4.

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

Satellite System

Satellite Deployment Plan. We launched our first two satellites, XM Rock (XM-2) and XM Roll (XM-1) prior to the commencement of commercial operations in the first half of 2001. These satellites suffer from a progressive solar array power degradation issue that is common to the first six Boeing 702 class satellites in orbit—XM Rock and XM Roll were the fifth and sixth Boeing 702s launched. In February 2005 we launched our XM-3 satellite. XM-3 has been placed into one of our orbital slots and beginning in April 2005 is being used to transmit the XM service. We are moving XM Roll to be collocated with XM Rock in the other orbital slot, expected to be completed during the second quarter of 2005. We have a fourth satellite (XM-4) under construction; this satellite will be available for launch in early 2006. We will launch XM-4 no later than in 2007 to replace the collocated XM-1 and XM-2. During the second quarter, XM is planning to enter into a contract to construct a spare satellite (XM-5) to be completed in late 2007 for use as a ground spare or to be available for launch in the event there is a launch or early operations failure of XM-4.

With this plan and continued monitoring of the power degradation situation in XM-1 and XM-2, we believe we will be able to launch additional satellites prior to the time the solar array output power degradation issue might cause our broadcast signal strength to fall below minimum acceptable levels.

Satellite Insurance Settlements — XM Rock and XM Roll. We had secured launch and in-orbit insurance policies with a large group of insurers (both U.S. and foreign) providing coverage for losses relating XM Rock and XM Roll where such losses arise from an occurrence within the first five years after launch. Under these policies, the aggregate sum insured in the event of constructive total loss of both satellites equaled to $400 million ($200 million per satellite), and lesser amounts would be payable in the event of a partial loss. In the event of constructive total loss, the amount of recovery would be reduced by any salvage value, which could include a percentage of the revenues from our continuing use of the satellites. In September 2001, we notified our insurers of a progressive solar array power degradation problem noted above and, in February 2003, we filed Proofs of Loss with our insurers.

In July 2004, we reached agreement with insurers covering 80 percent of the aggregate sum insured at a settlement rate equal to 44.5 percent of the proportionate amount covered by each of these insurers, representing a total recovery of approximately $142 million from these insurers. This settlement resolves any issues about the amount of loss sustained, includes a waiver by the settling insurance companies of any reductions based on salvage value, terminates any further risk to the settling insurers under the policies and ends any other rights the settling insurers might have with regard to XM Rock and XM Roll or revenues generated by our continuing use of those satellites. The Company has collected all amounts due under the settlement. The portion of the insurance proceeds related to claim payments was recorded as a reduction to the carrying values of XM Rock and XM Roll.

In August 2004, we filed for arbitration to collect the remaining 20 percent of the sum insured utilizing the third-party dispute resolution procedures under the policy. Any amounts received from this arbitration proceeding will be recorded as a reduction to the carrying values of XM Rock and XM Roll.

Satellite Contract—XM Rock and XM Roll. As of March 31, 2005, we had paid approximately $627.8 million, including financing charges and interest under the satellite contract related to XM Rock, or XM-2, XM Roll, or XM-1, XM-3 and XM-4. We originally entered into our satellite contract in March 1998 with BSS, and have subsequently amended the contract, including in July 2003, December 2003, December 2004 and January 2005. Under the satellite contract, BSS has delivered three satellites in-orbit, XM Rock, XM Roll and XM-3, supplied ground equipment and software used in the XM Radio system and provided certain launch and operations support services.

Satellite Contract and Other Costs—XM-3. In February 2005, we launched our XM-3 satellite. XM-3 was modified to correct the solar array degradation issues experienced by XM Rock and XM Roll, as well as to optimize XM-3 for the specific orbital slot into which it has been placed. As of March 31, 2005, with respect to XM-3, we have deferred costs of $15 million at an interest rate of 8% through January 4, 2007. BSS has the right to earn performance incentive payments of up to $25.9 million, excluding interest, based on the in-orbit performance of XM-3 over its design life of fifteen years.

Satellite Insurance—XM-3. We acquired launch and in-orbit insurance in January 2005 in connection with the launch of XM-3.

Satellite Contract and Other Costs—XM-4. We have committed in our satellite contract with BSS, as amended in July 2003, and by a separate August 2003 contract with Sea Launch, to acquire from BSS a fourth satellite, XM-4, which should be available for shipment to the launch services provider in late 2005/early 2006, and from Sea Launch the associated launch services for the satellite. The fixed prices for XM-4 and the associated launch services total $186.5 million, excluding in-orbit performance incentives and financing charges on certain amounts deferred prior to launch. As of March 31, 2005, satellite construction costs aggregating approximately $125.1 million were incurred, of which $11 million were paid, $9.8 million are due in 2005 and $104.3 million are deferred until first quarter 2006. Interest accrued monthly at a rate of 10.75 percent per annum through December 2004 and is payable thereafter on a current basis, pursuant to the December 2003 amendment, which extended the deferral into early 2006 (unless the satellite is launched earlier). Most of the remaining portion of the fixed costs for XM-4 and the associated launch services are payable during construction with the last payment due one month following launch.

After launch of XM-4, BSS has the right to earn performance incentive payments of up to $12 million, plus interest, over the first twelve years of in-orbit life, up to $7.5 million for performance above specification during the first fifteen years of in-orbit life, and up to $10 million for continued high performance across the five year period beyond the fifteen year design life.

Options to Procure Fifth Satellite and Associated Launch Services under the July 2003 Amendment. We obtained a fixed price option to acquire a fifth satellite from BSS, on pricing and performance incentive terms similar to those applicable to XM-4; and under the August 2003 contract, we obtained a fixed price option for Sea Launch to provide launch services for XM-5.

Satellite Contract—Warrant to BSS. Pursuant to our satellite contract, we issued a warrant to BSS in July 2003 to purchase 500,000 shares of its Class A common stock at $13.524 per share. The fair value of these warrants was determined to be $5.8 million using a Black-Scholes based methodology and is included in the System Under Construction balance as of March 31, 2005.

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

We are a party to a long-term distribution agreement with OnStar Corporation, a subsidiary of General Motors that provides for the installation of XM radios in General Motors vehicles, as further described in Note 6 to the condensed consolidated financial statements. In connection with the development of our terrestrial repeater network, we were a party to a contract with Hughes Electronics Corporation. DIRECTV has provided consulting services in connection with the development of our customer care center and billing operations. Hughes Electronics Corporation and DIRECTV ceased to be a related party during the three-month period ended March 31, 2004. We have arrangements with American Honda relating to the promotion of the XM Service to new car buyers, the use of bandwidth on the XM System and the development of telematics services and technologies. We have an agreement with OnStar to make available use of our bandwidth. Clear Channel Communications provides certain programming services to us. In the past, we had a sponsorship agreement with Clear Channel Entertainment to advertise our service at Clear Channel Entertainment concerts and venues. Premiere Radio Networks, a subsidiary of Clear Channel Communications, has in the past served as one of our advertising sales representatives. We also run advertisements on a spot and network basis on radio stations owned by Clear Channel. In addition, we lease four sites for our terrestrial repeaters from Clear Channel Communications. Clear Channel Communications ceased to be a related party during the second quarter of 2004.

As of March 31, 2005, we are engaged in activities with GM and Honda to jointly promote new car buyers to subscribe to the XM service. At March 31, 2005, there were 416,198 subscribers in promotional periods (typically ranging from three months to one year in duration) paid for by the vehicle manufacturers. These subscriptions are included in our quarter-end subscriber total. Subscriber revenues received from GM and Honda for these programs are recorded as related party revenue.

GM is one of our shareholders and Chester A. Huber, Jr., the president of OnStar, is a member of our board of directors. Hughes Electronics was one of our largest shareholders until January 2004 and was a subsidiary of GM until December 2003. Jack Shaw, a member of our board of directors, was Chief Executive Officer of Hughes Electronics Corporation until December 2003. Thomas G. Elliott, a member of our board of directors, is Executive Vice President, Automobile Operations of American Honda Motor Company. DIRECTV, a subsidiary of Hughes Electronics, was a holder of our Series C preferred stock until January 2003.

We had the following amounts due from related parties at March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004
GM	$7,486	$3,708
Honda	3,501	1,659

	$10,987	$5,367

We had the following amount as related party prepaid expense at March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004
GM	$62,950	$57,061
Honda	8,750	—

	$71,700	$57,061

We had the following amounts outstanding to related parties at March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004
GM	$89,309	$66,106
Honda	714	415

	$90,023	$66,521

We earned the following revenue in connection with the sale of XM service to related parties described above (in thousands):

	Three Months ended
	March 31, 2005	March 31, 2004
GM	$5,514	$4,635
Honda	1,876	1,337

	$7,390	$5,972

We have incurred the following costs in transactions with the related parties described above (in thousands):

	Three Months ended March 31, 2005
	GM	Honda
Terrestrial repeater network	$—	$—
Research & development	—	1,250
Customer care & billing operations	54	—
Marketing	46,423	—

	Three Months ended March 31, 2004
	GM	Honda	Hughes	Clear Channel
Terrestrial repeater network	$—	$—	$110	$—
Terrestrial repeater site leases	—	—	—	15
Research and development	—	2,500	—	—
Customer care & billing operations	128	—	—	—
Marketing	43,540	—	—	1,586

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R. SFAS 123R requires recognition of compensation expense for stock options granted to employees. The expense is equal to the grant-date fair value of the options granted, and the expense is recorded over the vesting period. XM’s Employee Stock Purchase Plan (“ESPP”) is also considered compensatory under the new standard, because we offer a discount greater than 5 percent and a look-back option. We are in the process of evaluating whether we should make modifications to our ESPP. This change in accounting is not expected to materially impact our financial position. However, because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had we applied the fair-value criteria established by SFAS No. 123R to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS No. 123, which was an increase to net loss of $8.3 million and $7.7 million for the three months ended March 31, 2005 and 2004, respectively. XM is required to adopt SFAS 123R in the 1st quarter of 2006. Compensation expense will need to be recorded for new option awards and for the remaining vesting period of existing option grants. The amount of compensation expense that we record after adoption of SFAS 123R in 2006 and beyond will depend on the amount and timing of option activity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2005, we do not have any derivative financial instruments. We do not hold or issue any free-standing derivatives. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. We have existing obligations related to our long-term debt agreements. As of March 31, 2005, we did not have significant cash flow exposure to changing interest rates on our long-term debt because the interest rates of the majority of those securities are fixed. However, the estimated fair value of the fixed-rate debt is subject to market risk. As of March 31, 2005, we had approximately $876.9 million in fixed-rate debt, which is approximately 81 percent of total debt. We run the risk that market rates will decline and the required payments will exceed those based on current market rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

Presented below is an analysis of our financial instruments as of March 31, 2005 that are sensitive to changes in interest rates. The tables demonstrate the change in market value of the instruments calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points, or BPS, 100 BPS and 150 BPS. With respect to our fixed-rate debt, the sensitivity table below illustrates “market values,” or the price at which the debt would trade should interest rates fall or rise in the range indicated, assuming similar terms and similar assessment of risk by our lenders. Market values are determined using quoted market prices or market rates on comparable instruments as of March 31, 2005.

	Interest Rate Risk (in millions) as of March 31, 2005
	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value	(50 BPS)	(100 BPS)	(150 BPS)
14% senior secured notes due 2010	$26.7	$26.2	$25.7	$25.3	$24.8	$24.4	$23.9
14% senior secured discount notes due 2009	170.1	166.6	163.3	160.1	156.9	153.8	150.8
12% senior secured notes due 2010	143.7	140.8	137.9	135.0	132.3	129.6	127.0
1.75% convertible senior notes due 2009	397.3	388.0	378.9	370.1	361.4	353.1	344.9
Mortgage	36.9	35.7	34.6	33.4	32.4	31.4	30.4

This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of our financial instruments. The actual impact of market interest rate changes on our financial instruments may differ significantly from the impact shown in the sensitivity analysis. The 10% senior secured discount convertible notes due 2009, with an estimated fair value of approximately $2.2 billion at March 31, 2005 are not included in the above analysis as the fair value of the notes is not significantly exposed to interest rate changes. The holders of the notes may convert their notes into Class A common stock at a conversion price of $3.18 per share at any time prior to maturity. Due to the conversion feature of the instrument, coupled with the current price of our Class A common stock, the fair value of the notes is linked largely to the price of Class A common stock. Included in our fixed-rate debt are $17.2 million of capital leases and notes payable that are not included in the analysis as the carrying amounts approximate fair value because of their short maturity.

As of March 31, 2005 and December 31, 2004, we had $200 million of variable-rate debt. A change of one percentage point in the interest rate applicable to the $200 million of variable-rate debt at March 31, 2005 would result in a fluctuation of approximately $2 million in our annual interest expense. We believe that our exposure to interest rate risk is not material to our results of operations.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. During the three-month period ended March 31, 2005, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description
3.1^	Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc.

3.2	Amended and Restated Bylaws of XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 12, 2003).

3.3	Restated Certificate of Incorporation of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.4	Amended and Restated Bylaws of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.5	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Amendment No. 1 to XM’s Registration Statement on Form S-3, File No. 333-89132).

3.6	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Annual Report on Form 10-K, filed with the SEC on March 31, 2003).

4.1	Form of Certificate for XM’s Class A common stock (incorporated by reference to Exhibit 3 to XM’s Registration Statement on Form 8-A, filed with the SEC on September 23, 1999).

4.2	Form of Certificate for XM’s 8.25% Series B Convertible Redeemable Preferred Stock (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-93529).

4.3	Certificate of Designation Establishing the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of XM’s 8.25% Series B Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to XM’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 16, 2000).

4.4	Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. as Issuer and United States Trust Company of New York as Warrant Agent (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.5	Warrant Registration Rights Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. and Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.6	Form of Warrant (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.7	Certificate of Designation Establishing the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of the 8.25% Series C Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.8	Form of Certificate for XM’s 8.25% Series C Convertible Redeemable Preferred Stock (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.9	Indenture, dated as of March 15, 2000, between XM Satellite Radio Inc. and United States Trust Company of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.10	Form of 14% Senior Secured Note of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.11	Rights Agreement, dated as of August 2, 2002, between XM and Equiserve Trust Company as Rights Agent (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on August 2, 2002).

Exhibit No.	Description
4.12	Supplemental Indenture, dated as of November 15, 2001, by and between XM Satellite Radio Inc. and The Bank of New York (successor to United States Trust Company of New York) (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on December 6, 2001).

4.13	Indenture, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.14	Security Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.15	Amended and Restated Security Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.16	Intercreditor and Collateral Agency Agreement (General Security Agreement), dated as of January 28, 2003, by and among the Noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.17	Intercreditor and Collateral Agency Agreement (FCC License Subsidiary Pledge Agreement), dated as of January 28, 2003, by and among the Noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.18	Warrant Agreement, dated as of January 28, 2003, between XM Satellite Radio Holdings Inc. and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.19	Amended and Restated Amendment No. 1 to Rights Agreement, dated as of January 22, 2003, by and among XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.20	Form of 10% Senior Secured Discount Convertible Note due 2009 (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.21	Global 14% Senior Secured Discount Note due 2009 (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.22	Global Common Stock Purchase Warrant (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.23	Second Supplemental Indenture, dated as of December 23, 2002, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 15, 2003).

4.24	Third Supplemental Indenture, dated January 27, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.25	Indenture, dated as of June 17, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York, as trustee (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.26	Form of 12% Senior Secured Note due 2010 (incorporated by reference to Exhibit A to Exhibit 4.27 hereof).

4.27	First Supplemental Indenture, dated as of June 12, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

Exhibit No.	Description
4.28	First Amendment to Security Agreement, dated as of June 12, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.29	Warrant to purchase XM Satellite Radio Holdings Inc. Class A Common Stock, dated July 31, 2003, issued to Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

4.30	Amendment No. 2 to Rights Agreement between XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on April 21, 2004).

4.31	Indenture, dated as of April 20, 2004, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on April 23, 2004).

4.32	Form of Senior Secured Floating Rate Note due 2009 (incorporated by reference to Exhibit A to Exhibit 4.31 hereof).

4.33	Indenture, dated as of November 23, 2004, between XM Satellite Radio Holdings Inc. and the Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on November 23, 2004).

4.34	Registration Rights Agreement, dated as of November 23, 2004, between XM Satellite Radio Holdings Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on November 23, 2004).

4.35	Form of 1.75% Senior Convertible Note Due 2009 (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on November 23, 2004).

10.1*	Third Amended and Restated Shareholders and Noteholders Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.2	Second Amended and Restated Registration Rights Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and note holders named therein (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.3^*	Technology Licensing Agreement by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999.

10.4*	Second Amended and Restated Distribution Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and OnStar Corporation, a division of General Motors Corporation (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.5^	Form of Indemnification Agreement between XM Satellite Radio Holdings Inc. and each of its directors and executive officers.

10.6	1998 Shares Award Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-106827).

10.7^	Form of Employee Non-Qualified Stock Option Agreement.

10.8	Employee Stock Purchase Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-106827).

10.9^	Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999.

Exhibit No.	Description
10.10^	Non-Qualified Stock Option Agreement between Hugh Panero and XM Satellite Radio Holdings Inc., dated July 1, 1998, as amended.

10.11^	Form of Director Non-Qualified Stock Option Agreement.

10.12*	Joint Development Agreement, dated February 16, 2000, between XM Satellite Radio Inc. and Sirius Satellite Radio Inc. (incorporated by reference to XM’s quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000).

10.13	XM Satellite Radio Holdings Inc. Talent Option Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-65022).

10.14	Assignment and Novation Agreement, dated as of December 5, 2001, between Holdings, XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.15*	Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Amendment No. 1 to XM’s Registration Statement on Form S-3, File No. 333-89132).

10.16*	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.17	Amended and Restated Note Purchase Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.18	Amendment No. 1 to Note Purchase Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.19	Amended and Restated Director Designation Agreement, dated as of February 1, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and note holders named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.20	GM/DIRECTV Director Designation Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc., General Motors Corporation and DIRECTV Enterprises LLC (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.21	Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.22	Credit Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., as a borrower, and XM Satellite Radio Holdings Inc., as a borrower, and General Motors Corporation, as lender (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.23	Employment Agreement, dated as of June 21, 2002, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Joseph J. Euteneuer (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002).

10.24	Form of 2003 Executive Stock Option Agreement (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).
10.25*	Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.26*	July 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

Exhibit No.	Description
10.27*	Contract for Launch Services, dated August 5, 2003, between Sea Launch Limited Partnership and XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.28	Amendment No. 1 to Amended and Restated Director Designation Agreement, dated as of September 9, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to XM’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2003 filed with the SEC on November 12, 2003).

10.29	December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

10.30	First Amendment to Credit Agreement, dated January 13, 2004, by and between XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and General Motors Corporation (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

10.31	First Amendment to Second Amended and Restated Distribution Agreement, dated as of January 13, 2004, by and among OnStar Corporation, XM Satellite Radio Holdings Inc., and XM Satellite Radio Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

10.32	Form of Amendment to Third Amended and Restated Shareholders and Noteholders Agreement, dated as of January 13, 2004, by and among XM Satellite Radio Holdings Inc. and the parties thereto (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

10.33	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, from XM 1500 Eckington LLC to Elisabeth Zajic for the benefit of Merrill Lynch Mortgage Lending, Inc., dated as of August 9, 2004 (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.34	Form of Amended and Restated Secured Promissory Note, made as of August 9, 2004, by XM 1500 Eckington LLC in favor of Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.35	Form of Indemnity and Guaranty Agreement, made as of August 9, 2004, by XM Satellite Radio Holdings Inc. in favor of Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.36	Form of Employment Agreement, dated as of August 6, 2004, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Gary Parsons (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.37	Form of Employment Agreement, dated as of August 6, 2004, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Hugh Panero (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.38	Form of 2004 Non-Qualified Stock Option Agreement (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.39	Form of Restricted Stock Agreement for executive officers.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

^	Incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-83619.

*	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XM SATELLITE RADIO HOLDINGS INC.
(Registrant)

May 5, 2005	By:	/s/ HUGH PANERO
Hugh Panero
President and Chief Executive Officer
(principal executive officer)

XM SATELLITE RADIO HOLDINGS INC.
(Registrant)

May 5, 2005	By:	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)