Form 10-K
period 2005-12-31
XM SATELLITE RADIO HOLDINGS INC
filed 2006-03-03
CIK 1091530

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005

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

Class A Common Stock, $.01 par value

8.25% Series B Convertible Redeemable Preferred Stock, $.01 par value

(Title of Classes)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer    ☒        Accelerated Filer    ☐        Non-Accelerated Filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s Class A common stock as of June 30, 2005, is $7,469,194,055.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of January 31, 2006)
CLASS A COMMON STOCK, $0.01 PAR VALUE	257,939,646 SHARES

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Annual Meeting of Stockholders of XM Satellite Radio Holdings Inc. to be held on May 26, 2006, to be filed within 120 days after the end of XM Satellite Radio Holdings Inc.’s fiscal year, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

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

EXPLANATORY NOTE

This annual report is filed by XM Satellite Radio Holdings Inc. (the “Company”, “Holdings”, or “XM”). Unless the context requires otherwise, the terms “we,” “our” and “us” refer to Holdings and its subsidiaries. Holdings’ principal subsidiary is XM Satellite Radio Inc. (“Inc.”), which is filing a separate annual report with the SEC.

This annual report and all other reports and amendments filed by us with the SEC can be accessed, free of charge, through our website at http://www.xmradio.com/investor/investor_financial_and_company.html on the same day that they are electronically filed with the SEC.

PART I

ITEM 1.    BUSINESS

We are America’s leading satellite radio service company, providing music, news, talk, information, entertainment and sports programming for reception by vehicle, home and portable radios nationwide and over the Internet to over 6 million subscribers. Our basic monthly subscription fee is $12.95. We believe XM Radio appeals to consumers because of our innovative and diverse programming, nationwide coverage, our many commercial-free music channels and digital sound quality.

The full channel lineup as of January 31, 2006 includes over 160 channels, featuring 67 commercial-free music channels; 34 news, talk and entertainment channels; 39 sports channels; 21 Instant Traffic & Weather channels; and one emergency alert channel. We broadcast from our studios in Washington, DC, New York City, including Jazz at Lincoln Center, and the Country Music Hall of Fame in Nashville. We continue to add new and innovative programming to our core channel categories of music, sports, news, talk and entertainment. Also included in the XM radio service, at no additional charge, are the XM customizable sports and stock tickers available to users of the latest receivers such as SkyFi 2, XM2go and Roady XT.

XM offers commercial-free music channels covering genres including Decades, Country, Pop & Hits, Christian, Rock, Hip-Hop/Urban, Jazz & Blues, Lifestyle, Dance, Latin, World and Classical. Our programming includes the most popular hits, as well as deep and eclectic playlists. XM’s original exclusive music programming features our Artist Confidential series showcasing performances and interviews from artists such as Paul McCartney, Coldplay, Santana, Phil Collins and Bonnie Raitt in our studios in front of a live audience. In total we have hosted more than 1,000 live performances at XM. We also offer music programming featuring celebrity talent. Bob Dylan will host a new music show beginning in Spring 2006. We recently named Snoop Dogg executive producer of our classic hip-hop channel The Rhyme. Other shows include Tom Petty’s Buried Treasure and Quincy Jones’ From Bebop to Hip-Hop. XM also broadcasts live from major music events. In July 2005, we dedicated seven XM channels to broadcast more than 55 hours of concert performances from the global concert event, LIVE 8 (held in London, Paris, Rome, Berlin, Philadelphia and Toronto).

XM currently provides over 5,000 live sports programming events annually and the most sports talk and live sports coverage in radio. We are the Official Satellite Radio Network of Major League Baseball® (“MLB”) and offer our 24x7 MLB Homeplate channel, as well as play-by-play channels, and Spanish-language broadcasts. We recently announced a multi-year agreement to become the exclusive satellite radio network of the National Hockey League® beginning with the 2007-2008 season. We broadcast college football and men’s and women’s basketball from the Atlantic Coast, Pacific-10, Big East and Big Ten Conferences. During 2005, we launched our PGA Tour® Channel and XM Deportivo, which features Hispanic sports and the 2006 FIFA World Cup™. Motor sports coverage includes our NASCAR channel and the Indy Racing League races. New shows in 2006 will feature NASCAR drivers Jimmie Johnson and Dale Earnhardt, Jr. We also offer US Open Tennis coverage. Our sports talk lineup is complemented by ESPN and Fox Sports.

In February 2006, we announced an exclusive, three-year, $55 million agreement to launch the new Oprah & Friends channel, which will feature a weekly radio show with Oprah Winfrey and Gayle King. This channel will debut in September 2006 and include regular segments hosted by personalities from The Oprah Winfrey Show and O, The Oprah Magazine. Oprah & Friends will complement our current women’s interest channel Take Five, which features the Ellen DeGeneres Show, the Tyra Banks Show, the Food Network, HGTV and, in 2006, the Good Morning America Radio Show.

We offer premium news/talk programming including Fox News, Fox Talk, CNN, CNN Headline News, ABC News & Talk and MSNBC. We feature business news from CNBC and Bloomberg as well as public affairs programming on our XM Public Radio channel, BBC Worldservice and C-SPAN. We are the exclusive satellite radio provider of Air America, featuring Al Franken. We serve the African American audience with The Power and the Hispanic audience with CNN en Español. We offer three comedy channels as well as the High Voltage channel, which features The Opie & Anthony Show.

Our 21 Instant Traffic & Weather channels are powered by Traffic.com and The Weather Channel and report continuously updated information from major markets such as New York, Los Angeles, Chicago and Washington, DC.

Our target market is the over 230 million registered vehicles and over 110 million households in the United States. In addition, some of our recent and upcoming product offerings focus on the portable and wearable audio markets. Our service has achieved broad listener appeal across subscribers of different ages.

Broad distribution of XM Radio through the new automobile market is a central element of our business strategy. We are the leader in satellite-delivered entertainment and data services for the automobile market through partnerships with General Motors, Honda/Acura, Toyota/Lexus/Scion, Hyundai, Nissan/Infiniti, Porsche, Suzuki, and Isuzu. XM Radio is available in more than 130 different vehicle models for model year 2006. Through an exclusive arrangement with us, General Motors, an investor in our company, currently offers XM Radio in various makes and models, including passenger cars, light trucks and SUVs, and for the 2006 model year expanded the XM Radio factory-installed option to over 55 models, including Buick, Cadillac, Chevrolet, GMC, HUMMER, Pontiac, Saab and Saturn brand vehicles. In September 2005, General Motors announced that it had produced its three millionth vehicle with factory-installed XM Radio. Honda, also an investor in our company, currently offers XM Radio in certain Honda and most Acura models as a factory-installed feature and in other Honda models as a dealer-installed option. In March 2005, we and Hyundai Motor America announced that it will be the first automaker to launch XM as standard, factory-installed equipment in every vehicle across its entire model line-up. Nissan/Infiniti, Audi and Porsche offer XM Radio as a factory-installed or dealer-installed option in certain vehicle models while Toyota/Lexus/Scion and Suzuki currently offer XM Radio as a dealer-installed option. Lexus will introduce their first vehicle with factory-installed XM Radio later in 2006, and the Scion xB Release Series 3.0, launched in February 2006, is the first Toyota Motor Sales vehicle to come standard with XM Radio. In addition, in 2005, Nissan/Infiniti chose XM as its exclusive supplier of satellite radio and satellite-delivered data and telematics services, such as in-vehicle messaging and XM NavTraffic beginning in the 2008 model year, with the factory-installed data services beginning in 2006 on select models. Also, beginning in the 2006 model year, Harley-Davidson became the first manufacturer of motorcycles to offer XM Radio as an option on all six bikes in its touring lineup, including as standard equipment on their Screamin’ Eagle Ultra Classic Electra Glide.

XM radios are available in the aftermarket under the Delphi, Pioneer, Alpine, Audiovox, Tao, Sony, Polk, and etón/Grundig brand names at national consumer electronics retailers, such as Best Buy, Circuit City, Wal-Mart and other national and regional retailers. These mass market retailers support our expanded line of car stereo, home stereo, plug and play and portable handheld products.

XM radios incorporate a proprietary chipset, designed by our own technology and innovation team in conjunction with others, to decode the signal from our satellites and repeaters. Our advancing chipset design has spawned a broad array of XM Radio products, including units significantly smaller and much less expensive than the first generation models. Many XM radios now feature customizable sports and stock tickers as well as TuneSelect, which notifies the listener when a favorite artist or song is playing on XM. The latest line of XM radios includes handheld units with memory features.

We have created brand awareness through the many ways in which potential subscribers can experience the XM service. The XM radios in General Motors, Honda/Acura, and Porsche vehicles come pre-activated with service so dealers can offer the XM experience to new car prospects during vehicle test drives and to new car purchasers during the vehicle delivery process. We market our service online through arrangements with Napster and America Online (“AOL”). XM Radio also is available in many AVIS, Alamo, National and Zipcar rental cars and on AirTran and JetBlue airplanes. We have an exclusive multi-year strategic marketing alliance with Starbucks, which include the Starbucks Hear Music channel on XM and a multi-artist music compilation CD series.

In addition to our over 160 channel subscription service, our subscribers have online access to more than 85 of our channels over the Internet. We also offer a new online service through our arrangement with AOL, and provide online music purchase and playlist management capability with Napster. On November 15, 2005, 72 channels of XM’s music, children’s, and talk programming was made available to DIRECTV®’s over 14.6 million customers. In addition to music channels, we also offer DIRECTV®’s customers XM’s MLB Home Plate talk radio channel and XM’s High Voltage channel, featuring talk radio stars Opie and Anthony.

XM has also been the leader in satellite-based data services with a range of products and services, using specialized hardware that expands the potential XM market opportunity. XM NavTraffic, the nation’s first satellite traffic data service, provides continuously updated real-time traffic information 24/7 on traffic incidents and flow (average speed) information for 22 major metropolitan cities, expanding to 31 in early 2006, across the United States for a monthly fee and is available today as a feature on the Acura RL, the Cadillac CTS, and various after market products made by companies such as Garmin, Alpine and Pioneer. For marine and aviation, the XM WX satellite weather service provides real-time graphical weather data for advanced situational awareness of prevailing weather conditions. Certified avionics from Garmin, Rockwell Collins, and Avidyne enable the XM WX service as a factory available option on over 80 percent of all new light aircraft built today.

We transmit the XM Radio signal throughout the continental United States from our two satellites (“XM-1”) and (“XM-2”), collocated at 115° West Longitude, and our third satellite (“XM-3”), launched in February 2005 and placed into orbit at 85° West Longitude. In the second half of 2006, we plan to launch another satellite (“XM-4”) to replace the collocated XM-1 and XM-2 satellites, which will then become in-orbit spares for a limited period of time. We also have a network of approximately 800 terrestrial repeaters, which receive and re-transmit the satellite signals in 60 markets to augment our satellite signal coverage where it might otherwise be affected by buildings, tunnels or terrain. We hold one of only two licenses issued by the Federal Communications Commission to provide satellite digital audio radio service in the United States.

In November 2005, Canadian Satellite Radio, operating under the name XM Canada, our exclusive Canadian licensee, launched its satellite radio service in Canada for a monthly subscription fee of CDN$12.99. XM Canada’s 85 channel line-up includes XM’s digital-quality commercial-free music, exclusive Canadian channels highlighting Canadian artists, National Hockey League® play-by-play coverage of more than 40 games per week, and news/talk. For a further discussion of XM Canada, see the caption entitled “Strategic Transactions in 2005.”

The Demand for Satellite Radio

Based on our experience in the marketplace to date, as well as market research, we believe that there is a significant demand for our satellite radio service.

Consumer response to our service has been positive. As of December 31, 2005, we had over 5.9 million subscribers. According to Greystone Communications, we have one of the fastest growing consumer electronics products having reached 5 million subscribers faster than new technology introductions such as cable television, Internet, cell phones and MP3 players.

Marketing

Our marketing strategy is designed to build awareness and demand among potential subscribers in our target markets and the advertising community. Our strategy also includes providing potential subscribers with the opportunity to experience the XM service, because it is available to new car prospects during vehicle test drives of XM-enabled General Motors, Honda/Acura, and Porsche vehicles, on AVIS, Alamo, National and Zipcar rental cars and on AirTran and JetBlue airplanes. In addition, we have partnered with Starbucks, AOL, Napster and DIRECTV® to build awareness of XM amongst their customer bases.

We promote XM Radio as the leader in the satellite radio category, offering appealing features compared to traditional radio. Our ongoing advertising and promotional activities include television, radio, print and Internet advertising and distributing sample programming and marketing materials at retail outlets, concert venues, motor sports events, and on the Internet to generate consumer interest. General Motors and Honda sponsor national and local print and television advertising that features the XM logo and message. Our 2005 holiday season “Listen Large” marketing campaign featured TV spots with Ellen DeGeneres, Snoop Dogg, Derek Jeter, David Bowie and Martina McBride.

In 2005, we began leveraging our extensive sports broadcasting offerings and exclusive relationships with Major League Baseball®, the PGA Tour® and the Indy Racing League to attract new subscribers. We promoted our “every team, all season long” coverage of Major League Baseball® to highlight the more than 2,500 spring training, regular season and playoff games we broadcast during the 2005 season and offered a free Delphi XM Roady XT satellite radio to every fan at Game One of the 2005 World Series in Chicago. We promoted our exclusive relationship with the PGA Tour® by offering handheld radios for rental and purchase at PGA events. We also sponsor the No. 7 XM Satellite Radio Dallara/Honda/Firestone race car driven by Bryan Herta of Andretti Green Racing, who won the Firestone Indy 400 in 2005. In 2005, we also launched XM Deportivo featuring Hispanic sports and the 2006 FIFA World Cup™.

XM Radio promotes subscriber acquisition activities with both automobile original equipment and aftermarket radio manufacturers. These include:

•	promotional campaigns directed towards automobile manufacturers and dealers;

•	in-store promotional campaigns, including displays located in electronics, music and other retail stores, rental car agencies and automobile dealerships;

•	incentive programs for retailers; and

•	jointly funded local advertising campaigns with retailers.

Distribution

We market our satellite radio service through several distribution channels including automotive manufacturers and dealers, national and regional electronics retailers, car audio dealers and mass retailers and rental car companies.

Automotive Manufacturers and Dealers

XM Radio is available as original equipment in over 130 vehicle models for 2006.

Exclusive Distribution Agreement with General Motors.    Under our agreement with OnStar Corporation, a subsidiary of General Motors, for a 12-year period ending in September 2013, General Motors will exclusively distribute and market the XM Radio service and install XM radios in General Motors vehicles. General Motors sold over 4.5 million automobiles in 2005, which represented more than 26 percent of the United States automobile market. General Motors currently offers XM Radio in over 55 models of the 2006 model year, including passenger cars, light trucks and SUVs. GM factory-installs the XM Radio option in Buick, Cadillac, Chevrolet, GMC, HUMMER, Saturn, Saab and Pontiac brand vehicles. In September 2005, General Motors announced that it had produced its three millionth vehicle with factory-installed XM Radio. General Motors has made XM radios available in diverse price categories, ranging from the Chevy Cobalt to the Cadillac Escalade. Under this agreement, we have substantial payment obligations to General Motors, including substantial guaranteed fixed payment obligations (2007 to 2009). General Motors is an investor in our company.

Honda.    We have a distribution agreement with Honda, which currently offers XM Radio in 14 models, including the Honda Accord, Civic, Pilot, Accord Hybrid, Odyssey, Ridgeline, and Element and Acura RL, TL, TSX and MDX as a factory-installed feature and in the Civic Hybrid, S2000, CR-V and other models as a dealer-installed option. In October 2005, we announced that American Honda plans to factory-install over 550,000 of its 2006 models with XM Radio. AcuraLink TM, which utilizes XM’s NavTraffic service to provide drivers real time traffic information for freeways in 22 major metropolitan areas, is factory-installed on all Acura RLs and will be available on the all new 2007 Acura RDX. American Honda is an investor in our Company.

Toyota.    During 2004, Toyota and XM entered into a distribution agreement whereby Toyota, Lexus and Scion will offer XM Radio and traffic data services exclusively as a factory-installed option beginning with Lexus in the 2007 model year. Toyota offers XM Radio as a dealer-installed option in 16 of its 2006 models including the Camry, Land Cruiser, Solara, Avalon, Scion xA, xB and tC and Lexus GS450h, GS 430, ES 330, LS 430 and LX 470. In 2006, Scion produced the first Toyota Motor Series vehicles with XM as a standard feature beginning with the February launch of Scion xB Release Series 3.0.

Hyundai.    In 2005, we and Hyundai Motor America announced that Hyundai will be the first automaker to launch XM as standard, factory-installed equipment in every vehicle across its entire model line-up. Starting in 2006, XM radios will be factory-installed in Hyundai models, beginning with the Sonata, Santa Fe, Elantra and the Azera.

Nissan.    In 2005, Nissan chose XM to supply satellite-delivered data and telematics services, such as in-vehicle messaging and XM NavTraffic, and later in the year, agreed to use XM as its exclusive satellite radio provider beginning in the 2008 model year. Currently, XM is available on 19 Nissan and Infiniti model cars as a factory or dealer installed option, including such popular models as the Nissan Altima and Infiniti G35. Infiniti will also begin to offer XM NavTraffic in mid 2006.

Other Automobile and Truck Manufacturers.    Isuzu, Suzuki and Porsche offer XM Radio as either a dealer and/or factory-installed option in numerous popular make and models including the all new Porsche Cayenne, Isuzu Ascender and Suzuki Grand Vitara. We are continuing to seek additional distribution agreements with other car manufacturers as well as large independent dealer groups. We are educating automobile dealers about XM Radio to develop sales and promotional campaigns that promote XM radios to new car buyers. In addition, we have relationships with Freightliner Corporation and Pana Pacific, and XM radios are available in Freightliner and Peterbilt trucks.

In 2005, we entered into the motorcycle market with Harley-Davidson’s exclusive 2006 FLHTCUSE Screamin’ Eagle Ultra Classic Electra Glide, the first ever motorcycle model equipped with a standard XM Satellite Radio. Our service can also be added as an accessory feature to the Advanced Audio System found standard on Harley-Davidson’s other five bikes in its 2006 touring lineup.

Brand Awareness and Other Distribution Arrangements

National and Regional Retail Electronics Distributors.    XM radios and XM-ready radios are available under the Delphi, Pioneer, Alpine, Audiovox, Tao, Panasonic, Sony, Polk and etón/Grundig brand names and are marketed and distributed together with the XM Radio service through major consumer electronics retail channels, including Best Buy, Circuit City, Wal-Mart and other national and regional retailers. We develop in-store merchandising materials, including end-aisle displays for several retailers, and train the sales forces of all major retailers.

Canadian Satellite Radio (“XM Canada”).    In November 2005, Canadian Satellite Radio, our exclusive Canadian licensee, launched its satellite radio service in Canada for a monthly subscription fee of CDN$12.99. XM Canada’s 85 channel line-up includes XM’s digital-quality commercial-free music, National Hockey League® play-by-play coverage of more than 40 games per week plus 24x7 sports talk channel “Home Ice,” and eight exclusive Canadian channels highlighting Canadian music artists and composers and Canadian news programming, as mandated by the terms of the license granted to XM Canada by the Canadian regulatory authority.

XM + Napster.    In 2005, we announced a long-term, strategic partnership with Napster. “XM + Napster” provides a single interface for accessing, purchasing and managing music from XM and Napster. Listeners can purchase music heard on XM Radio from Napster to listen to on their XM Satellite/MP3 players for a portable listening experience.

America Online (“AOL”).    In 2005, we and America Online created a new online radio service. The co-branded service includes a free, web radio offering and an enhanced premier radio offering that is available to AOL members at no additional charge and as a premium service to consumers on the web. We also integrate select AOL original programs such as AOL Sessions into our programming.

Starbucks.    We have an exclusive multi-year strategic marketing alliance with Starbucks, which includes the Starbucks Hear Music channel on XM. XM programming from the Hear Music channel can be heard in more than 4,600 Starbucks retail locations in the U.S. In addition, we are co-producing a multi-artist music compilation CD series available at Starbucks locations. The Hear Music XM Radio Sessions is the latest project in our CD series.

Online offerings.    With our 2005 partnership with Audible, we launched the This is Audible Show on Sonic Theatre as well as The XM Audible Store, which offers audio books and other programs for individual purchase or download subscription, including XM programming from The Bob Edwards Show and Opie & Anthony.

Rental Cars.    XM Radio is available nationwide at participating Avis, National, Alamo and Zipcar car rental locations. Rental car companies currently offer XM service in approximately 44,000 vehicles.

Airplanes.    XM Radio is now available on AirTran and JetBlue airplanes.

Hotels.    In 2005, we signed a multi-year agreement with Hyatt Hotels Corporation to provide XM Radio in approximately 50,000 Hyatt guest rooms nationwide.

Expanding Product Configurations.    We further expanded our product line in 2005.

XM2go Portable, Handheld Products.    In 2005, Pioneer and Tao each introduced new XM2go models to follow up on the 2004 introduction of the XM Delphi XM2go MyFi, the first personal, portable satellite radio. The XM2go hand-held models enable users to enjoy XM Radio in two ways: a “live” listening mode that enables users to listen live to all of XM’s channels and a “memory” mode that allows users to store five hours or more of XM content, even when the unit is not in use. XM2go models also feature customizable sports and stock tickers, as well as a clock and alarm.

Plug-and-Play XM Radios.    In August 2005, we introduced the Roady XT, a small, lightweight unit with a built-in FM transmitter that can make any FM radio an XM radio by wirelessly transmitting XM Satellite Radio to any one of its 100 FM radio frequencies. The Roady XT has a customizable sports ticker that displays the latest scores and schedules for professional and college sports. It also has a customizable stock ticker for keeping track of up to 20 stocks, and the popular TuneSelect feature, which alerts the listener when favorite songs and artists are played on any XM channel. The Audiovox Xpress is the smallest satellite radio to offer a five-line display screen and also features customizable sports and stock tickers. The Delphi SkyFi2 has an innovative pause and replay function, a customizable sports and stock ticker and TuneSelect with a built-in FM transmitter.

Connect-and-Play and Passport Technologies.    Our “Connect-and-Play” and “Passport” technologies integrate into a broad range of home devices such as stereo receivers and DVD players by allowing the listener to simply plug an XM Connect-and-Play antenna into an XM-ready receiver. Yamaha offers XM-ready products including home receivers and home theater systems. Other manufacturers of our Connect-and-Play home equipment include etón/Grundig, Pioneer, Denon, Harmon Kardon, LG Electronics, Onkyo, Thomson/RCA, Polk Audio and Boston Acoustics.

Advanced Applications.    In addition to TuneSelect and the customizable sports and stock tickers, we also offer XM NavTraffic, the nation’s first satellite traffic data service, which provides continuously updated real-time traffic information for 22 major metropolitan cities, expanding to 31 in early 2006, across the United States for a monthly fee. For aviation and marine, the XM WX satellite weather service provides real-time graphical weather data for advanced situational awareness in prevailing weather conditions. At the 2006 International Consumer Electronics Show (“CES”), XM demonstrated the next steps in advanced applications featuring live and cached video, conversational speech interaction, XM ParkingLink for dynamic parking space availability information for navigation systems, and the XM WeatherLink for real-time weather threat interpretation for a navigation system.

To facilitate attractive pricing for retail radio and automobile consumers, we have financial arrangements with certain radio manufacturers that include our subsidizing of certain radio component parts. We are pursuing additional arrangements for the manufacture and distribution of XM radios for the home and portable markets.

The XM Satellite Radio Service

Our satellite radio channel offering includes channels designed to appeal to different groups of listeners, including urban and rural listeners of different ages, and to specific groups that our research has shown are most likely to subscribe to our service, thereby aggregating a large potential audience for our service. In addition to providing radio formats that are appealing to different groups, in every format we deliver we strive to provide an entertaining or informative listening experience and make XM the audio service of choice for consumers.

The following is a list of channels included in our satellite radio service offering as of January 31, 2006.

	Channel Name	Channel Description

Preview	XM Preview	XM Preview

Decades	The ‘40s The ‘50s The ‘60s The ‘70s The ‘80s The ‘90s	Big Band/Swing/Forties Fifties Hits Sixties Hits Seventies Hits Eighties Hits Nineties Hits

Pop & Hits	Top 20 on 20 KISS MIX The Heart Sunny The Blend Cinemagic On Broadway U-Pop	Top 20 Hits Contemporary Hits Modern Adult Hits Love Songs/Lite Pop Beautiful Music Adult Contemporary Hits Movie Soundtracks Show Tunes International Hits

Christian	The Torch The Fish Spirit	Christian Rock Christian Pop Gospel

Country	America Nashville! X Country Hank’s Place Bluegrass Junction The Village Highway 16	Classic Country ‘90s & Today’s Country Americana Traditional Country Bluegrass Folk New Country Hits

Rock	Deep Tracks Boneyard XMU Fred XM Café Top Tracks Ethel Squizz The Loft XM Music Lab (un)Signed Fungus Lucy

Deep Classic Rock

Hard Rock

Indie/College Rock

Classic Alternative

Adult Album Rock

Classic Rock Alternative Rock

Alternative Rock

New Hard Rock

Acoustic Rock

Jam Bands/Progressive

New/Emerging/Now

Punk/Hardcore/Ska

Alternative Hits

Hip-Hop/ Urban	Soul Street The Flow Suite 62 The Groove The Rhyme RAW The City	Classic Soul Neo Soul Adult R&B Hits Old Skool R&B Snoop Dogg’s Classic Hip-Hop/Rap New Uncut Hip-Hop Urban Contemporary

Jazz & Blues	Real Jazz Watercolors Beyond Jazz Frank’s Place Bluesville	Traditional Jazz Smooth Jazz Modern Jazz American Standards Blues

Lifestyle	Hear Music™ Fine Tuning Audio Visions	The Voice of Music at Starbucks Eclectic/Freeform New Age

	Channel Name	Channel Description

Dance	The Move BPM The System Chrome	House/Progressive Dance Hits Electronica Disco/Classic Dance

Latin	Alegria Aguila Caliente Luna	Raggaeton/Latin Hits Regional Mexican Tropical Latin Jazz

World	Air Musique The Joint Sur La Route	New & Emerging Music Reggae Pop Hits

Classical	XM Classics Vox XM Pops	Traditional Classical Opera/Classical Vocals Classical Pops

Kids	Radio Disney XM Kids	Children Children

News	Fox News CNN CNN Headline News ABC News & Talk The Weather Channel CNBC Bloomberg Radio MSNBC BBC World Service C-SPAN Radio XM Public Radio Canada 360 Quoi De Neuf CNN en Español

News

News

Headline News

News & Talk

24 Hr. Weather Radio

Politics & Business News

Business News

News & Business

World News

World Affairs

US Gov’t & Public Affairs Public Radio

News and Information

News and Information in French

News in Spanish

Comedy	XM Comedy Laugh USA Laugh Attack	Uncensored Comedy Family Comedy Uncensored Comedy

Talk & Variety	Extreme XM Take 5 E! Sonic Theater Radio Classics Ask America Right Air America FOX News Talk The Power Family Talk Open Road Franc Parler XM Live High Voltage

Extreme Talk/IndyCar® Series Racing

Women’s Talk & Lifestyle

Entertainment News

Books & Drama

Old Time Radio

Experts & Advice

Conservative Talk

Progressive Talk

News Talk

African American Talk

Christian Talk

Truckers’ Channel

Men’s Lifestyle & Sports Talk in French

Concerts/Festivals/Special Events

The Opie & Anthony Show/ The Ron & Fez Show

	Channel Name	Channel Description

Sports

ESPN Radio

ESPN News

Fox Sports Radio

The Sporting News

NASCAR Radio

PGA Tour Network

XM Deportivo

MLB Home Plate

MLB play-by-play en Español

Major League Baseball®

Major League Baseball®

Major League Baseball®

Major League Baseball®

Major League Baseball®

Major League Baseball®

Major League Baseball®

Major League Baseball®

Major League Baseball®

Major League Baseball®

Major League Baseball®

Major League Baseball®

Major League Baseball®

Major League Baseball®

College Sports — ACC

College Sports — ACC

College Sports — ACC

College Sports — PAC-10

College Sports — PAC-10

College Sports — PAC-10

College Sports — Big Ten

Sports Talk/Play-by-Play Sports

News

Sports Talk

Sports News

NASCAR® Racing/Talk

The PGA Tour® Network/Live Coverage & Golf Talk

Sports in Spanish/World Cup™ Soccer

24/7 MLB News & Talk

MLB play-by-play in Spanish

MLB play-by-play

MLB play-by-play

MLB play-by-play

MLB play-by-play

MLB play-by-play

MLB play-by-play

MLB play-by-play

MLB play-by-play

MLB play-by-play

MLB play-by-play

MLB play-by-play

MLB play-by-play

MLB play-by-play

MLB play-by-play

ACC Sports

ACC Sports

ACC Sports

PAC-10 Sports

PAC-10 Sports

PAC-10 Sports

Big Ten Sports

	Channel Name	Channel Description

Sports (cont.)	College Sports — Big Ten College Sports — Big Ten Home Ice National Hockey League® National Hockey League® National Hockey League® National Hockey League® National Hockey League®	Big Ten Sports Big Ten Sports 24/7 Hockey Talk & play-by-play NHL Hockey play-by-play NHL Hockey play-by-play NHL Hockey play-by-play NHL Hockey play-by-play NHL Hockey play-by-play

Instant Traffic & Weather

Boston

New York City

Philadelphia

Baltimore

Washington, DC

Pittsburgh

Detroit

Chicago

St. Louis

Minneapolis/St. Paul

Seattle

San Francisco

Los Angeles

San Diego

Phoenix

Dallas/Ft. Worth

Houston

Atlanta

Tampa/St. Petersburg

Orlando

Miami/Ft. Lauderdale

XM Emergency Alert 24/7

Local Traffic & Weather

Local Traffic & Weather

Local Traffic & Weather

Local Traffic & Weather

Local Traffic & Weather

Local Traffic & Weather

Local Traffic & Weather

Local Traffic & Weather

Local Traffic & Weather

Local Traffic & Weather

Local Traffic & Weather

Local Traffic & Weather

Local Traffic & Weather

Local Traffic & Weather

Local Traffic & Weather

Local Traffic & Weather

Local Traffic & Weather

Local Traffic & Weather

Local Traffic & Weather

Local Traffic & Weather

Local Traffic & Weather

Emergency Information

Hallmarks of our satellite radio channel lineup include:

Broad range of music genres (commercial free) and live radio entertainment.    We offer numerous channels of music-oriented entertainment. Each channel is programmed in its own distinct format, many generally not previously available on radio, and some newly created by us to appeal to emerging listening tastes.

Musical formats unavailable in many terrestrial radio markets.    XM Radio offers many music formats that are popular but currently unavailable in many markets on radio. More than 70 percent of all Americans listening to radio are only listening to six programming formats: news/talk/sports, adult contemporary, contemporary hits, urban, Hispanic and country. Furthermore, the number of radio stations available to many consumers in their local market is limited in comparison to the over 160 channels we offer on a nationwide basis. We offer many types of music with significant popularity, as measured by recorded music sales and concert revenues, which are unavailable in many traditional AM/FM radio markets. Such music includes classical recordings and popular blues music that have retail appeal but are not commonly played on traditional AM/FM radio. We have channels devoted to all of these formats and many other popular musical styles that are not currently heard in many small and medium sized markets, such as heavy metal, modern electronic dance, disco and jazz.

Superserve popular music formats.    We offer more specific programming choices than traditional AM/FM radio generally offers for even the most popular listening formats. For example, on traditional AM/FM radio oldies music is often aggregated on a single format. We segment this category by offering several channels devoted to the music of each decade from the 1940s to the 1990s. We also offer seven hip-hop/urban formats and seven country formats and thirteen rock formats.

Live Music Programming.    We offer diverse original content and live programming for our listeners. Our Artist Confidential series has featured performances from artists such as Paul McCartney, Coldplay, Santana, Phil Collins and Bonnie Raitt live in front of a studio audience in our XM Performance Theater. In 2005, we offered our listeners the most comprehensive coverage of the LIVE 8 performances from around the world with more than 55 hours of coverage. The LIVE 8 broadcast kicked off XM’s month-long celebration of live music, JULIVE. We also offered live broadcasts of the 20th Anniversary Farm Aid Concert as well as several hurricane Katrina benefit concerts. Our Network LIVE joint venture with AOL and AEG provided live concerts for broadcast on XM with artists such as Madonna, Bon Jovi and Keith Urban.

Sports Programming.    XM’s sports category provides the most sports talk and live sports coverage in radio. Our lineup features Major League Baseball®, National Hockey League®, NASCAR and motor sports, college sports from the Atlantic Coast Conference, Pacific-10 Conference, Big East Conference and Big Ten Conference, PGA Tour®, XM Deportivo including the 2006 FIFA World Cup™, and is complemented by ESPN Radio, ESPN News, Fox Sports, and Sporting News. ESPN Radio offers coverage of certain NBA play-by-play as well as the college football Bowl Championship Series play-by-play.

We are the Official Satellite Radio Network of Major League Baseball® (“MLB”) and offer our 24x7 MLB Home Plate channel, as well as play-by-play channels, and Spanish-language broadcasts. Through the 2012 baseball season, we will carry both the regular season and the post-season MLB schedule of games, including the World Series. Our MLB Home Plate channel features live call-in programs hosted by former players and personalities such as Cal Ripken, Kevin Kennedy, and Rob Dibble, classic MLB games and other archived MLB material.

In 2005, we announced a multi-year agreement with the National Hockey League® (“NHL”) to broadcast NHL games live and to become the Official Satellite Radio provider of the NHL. The 10-year, $100 million agreement makes XM the exclusive satellite radio network of the NHL beginning with the 2007-2008 season. In addition to providing live play-by-play coverage of more than 1,000 games per season, we have introduced Home Ice, an all hockey talk channel dedicated to providing an inside look at teams, players and the league. NHL games and the Home Ice channel also are available in Canada through XM Canada, our exclusive Canadian licensee, which is funding $69 million of this agreement. For a further discussion of XM Canada, see the caption entitled “Strategic Transactions in 2005.”

Our ACC, PAC-10 and Big Ten channels offer college football and basketball games. In February 2006, we announced an agreement with the Big East to provide coverage of men’s and women’s Basketball Championships as well as select regular season basketball and football games.

In the motorsports category, we carry NASCAR and the Indy Racing League races. New shows in 2006 will feature NASCAR drivers Jimmie Johnson and Dale Earnhardt, Jr. XM Deportivo, our Hispanic sports channel, will provide exclusive coverage of the 2006 FIFA World Cup™. We also offer coverage of professional golf on our PGA Tour® Network channel. In addition, we provide coverage of US Open Tennis.

News/Talk/Information/Entertainment Programming.    In February 2006, we announced an exclusive, three-year $55 million agreement to launch the new Oprah & Friends channel, which will feature a weekly radio show with Oprah Winfrey and Gayle King. This channel will debut in September 2006 and include regular segments hosted by personalities from The Oprah Winfrey Show and O, The Oprah Magazine. Oprah & Friends will complement our current women’s interest channel Take Five, which features the Ellen DeGeneres Show, the Tyra Banks Show, the Food Network, HGTV and, in 2006, the Good Morning America Radio Show.

We offer premium news/talk programming including Fox News, Fox Talk, CNN, CNN Headline News, ABC News & Talk and MSNBC. We feature business news from CNBC and Bloomberg as well as public affairs programming on our XM Public Radio channel, BBC Worldservice and C-SPAN. We are the exclusive satellite radio provider of Air America, featuring Al Franken. We serve the African American audience with The Power and Hispanic audience with CNN en Español. We offer three comedy channels as well as the High Voltage channel, which features The Opie & Anthony Show.

Local Traffic and Weather Programming.    Our Instant Traffic & Weather service consists of 21 audio channels dedicated to keeping listeners informed with real-time in-depth updates on traffic and weather conditions in major metropolitan markets. Each market is served by a dedicated channel. These channels repeat weather and traffic information in a pattern familiar to listeners. Markets served include Baltimore, Chicago, Dallas/Ft. Worth, Detroit, Houston, Los Angeles, New York City, Orlando, Philadelphia, Phoenix, Pittsburgh, San Francisco/Oakland, St. Louis, Tampa/St. Petersburg, Washington, DC, Boston, Minneapolis/St. Paul, Seattle, San Diego, Atlanta and Miami/Ft. Lauderdale. We create the audio for the channels from our headquarters facility in Washington, DC. The data is provided by Traffic.com for traffic information and by The Weather Channel for weather information. We believe this is a valuable part of our service offering and that it offers several key advantages over what is currently available on terrestrial radio. These include greater in-depth updates, near instant availability due to the pattern of repeating information frequently, 24/7 availability of the service and wider availability as compared to terrestrial broadcasts available only to drivers within the coverage area.

A wide range of popular talk radio stars.    Over the last two decades talk radio has emerged as a major component of radio listening. We showcase many well-known talk radio personalities on our channels, including Bob Edwards, Larry King, Bill

O’Reilly, Sean Hannity, Alan Colmes, Geraldo Rivera, Brit Hume, Dr. Laura Schlessinger, Greta Van Susteren, Michael Reagan, Al Franken, Janeane Garofolo, Phil Hendrie, Laura Ingraham, Chris Matthews, Jerry Springer and many others.

State-of-the-art facilities.    We create and distribute XM original and third party content for satellite broadcast, streaming and other new distribution platforms from our studio facilities in Washington, DC, locations in midtown Manhattan in New York City including Jazz at Lincoln Center, and in Nashville at the Country Music Hall of Fame. These interconnected facilities comprise an all digital radio complex that is one of the world’s largest, with over 80 sound-proof studios of different configurations. We produce most of our music channels and many of our sports, talk and entertainment channels from these facilities. Our music studios tap a centralized digital database of over 200,000 CDs and more than 1.5 million recordings. We also have two performance studios for visiting artist interviews and performances.

Dedicated, highly skilled staff.    Collectively, our staff hold over 300 gold records reflecting their involvement with the music industry, have more than a thousand years of radio programming experience, 62 record industry awards, 2 Emmy awards, four New York Festival awards and include one Rock and Roll Hall of Fame inductee.

Superior digital sound quality.    Our digital signal transmitted via satellite and our terrestrial repeater network provides nationwide, virtually uninterrupted coverage. Through a partnership with Neural Audio Corporation, a leading provider of digital signal processing and surround sound technology for the broadcast industry, we will begin to broadcast select channels in 5.1 Surround Sound twenty-four hours a day. XM HD Surround, beginning in early 2006, will provide our listeners with six discrete channels of digital full fidelity audio. In addition, a variety of special shows and live musical performances at the XM studios will also be broadcast in XM HD Surround.

Channel updates.    We regularly review and update our channel line up to revise our overall offerings. We will add the Oprah & Friends channel in September 2006. In the first half of 2006, we expect to add certain new channels, including additional commercial-free music channels, to slightly increase our total number of commercial-free music channels. In addition, commercial advertisements will resume on music programming currently provided to us by Clear Channel. Certain of these changes implement a settlement agreement and are in accordance with the preliminary decision of the arbitration panel for a dispute we had with Clear Channel relating to our respective rights and obligations under agreements entered into in connection with Clear Channel’s 1998 investment in us. From time to time, we make certain of the content we produce available for broadcast by others, including traditional AM/FM radio stations.

Subscriber and Advertising Revenue

We primarily derive revenues from subscriber fees for our satellite radio service. We charge subscribers a monthly fee for over 160 channels of our programming. We offer family plan discounts to subscribers who have multiple XM radios. We also offer pre-paid annual and multi-year subscription discounts. The family, annual and multi-year subscriptions are popular with our subscribers.

We derive some revenues from advertising. Our non-commercial free channels, including our traffic and weather channels, provide what we believe is an attractive advertising medium for national advertisers. We have advertising sales offices in several major media markets to sell directly to advertising agencies and media buying groups. We have sold advertising packages to a variety of advertisers and agencies, including Citrix, General Motors, Honda, Lexus, Cingular, Bank of America, Fox Broadcasting, ADT Security Systems, UPS, ExxonMobil and Pfizer.

Intellectual Property

System Technology

We own the design of our system, including aspects of the technology used in communicating from the satellites, the design of the repeater network and certain aspects of the design of and features that may be used in our radios. We have joint ownership of a license to use the technology developed by the radio and chipset manufacturers. We also license various other technologies used in our system. We have not acquired any intellectual property rights in the technology used in constructing and launching our satellites.

Our system design, our repeater system design and the specifications we supplied to our radio and chipset manufacturers incorporate or may in the future incorporate some intellectual property licensed to us on a non-exclusive basis by WorldSpace, who has used this technology in its own non-United States satellite radio system. We also have the right to sublicense the licensed technology to any third party, including chipset manufacturers, terrestrial repeater manufacturers and receiver manufacturers in connection with the XM Radio system. During 2005, XM acquired an interest in WorldSpace in exchange for $25 million.

We believe that the intellectual property rights used in our system were independently developed or duly licensed by us or by the technology companies who supplied portions of our system. We cannot assure you, however, that third parties will not bring suit against us for patent or other infringement of intellectual property rights.

We have an agreement with Sirius Radio to develop a common receiver platform for satellite radios enabling consumers to purchase one radio capable of receiving both Sirius Radio’s and our services. The technology relating to the common receiver platform is being jointly developed and funded by the two companies, who will share ownership of it. The development of this common receiver platform is consistent with FCC rules requiring designs for interoperable receivers with both licensed satellite radio systems. As part of the agreement, each company has licensed to the other its intellectual property relating to the common receiver platform and its respective system.

We currently own 35 patents relating to various aspects of our system, XM radios and their features, and have numerous other patents pending before the United States Patent and Trademark Office.

Copyrights to Programming

We must maintain music programming royalty arrangements with and pay license fees to Broadcast Music, Inc. (“BMI”), the American Society of Composers, Authors and Publishers (“ASCAP”) and the Society of European Stage Authors and Composers, Inc. (“SESAC”). These organizations negotiate with copyright users, collect royalties and distribute them to songwriters and music publishers. We have agreements that establish the license fee amounts payable to those entities. The agreements expire in 2006, and the royalty arrangements will need to be re-negotiated at that time. Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we also have to negotiate royalty arrangements with the copyright owners of the sound recordings, or if negotiation is unsuccessful, have the royalty rate established by a copyright royalty board. We have an agreement with the Recording Industry Association of America (“RIAA”), through its division SoundExchange, establishing royalty payment arrangements for these performance rights through 2006.

Some organizations representing copyright holders have publicly stated their concerns regarding new features in certain portable devices, including devices that combine XM Radio and MP3 functionality and allow subscribers to listen to XM Radio programming after the initial broadcast (time-shifting), similar to the functionality of digital video recorders (“DVR”) such as TiVO® products. We believe these new XM radios, which have various functionalities currently available to consumers, comply with applicable copyright law. However, we cannot assure you that royalty fees will remain at current levels or that arbitration or litigation will not arise in connection with royalty arrangements or new devices, and we cannot predict what the costs to our company of a proceeding or a settlement of such a dispute or disputes might be.

The XM Trademark

We have registered the trademark “XM” with the United States Patent and Trademark Office in connection with the transmission services offered by our company. Our brand name and logo is generally prominently displayed on the surface of XM radios together with the radio manufacturer’s brand name. This identifies the equipment as being XM Radio-compatible and builds awareness of XM Radio. We intend to maintain our trademark and registration. We are not aware of any material claims of infringement or other challenges to our right to use the “XM” trademark in the United States. We also have registered and intend to maintain trademarks of the names of certain of our channels. We recently filed to register the trademark “XM” in Canada, and need to resolve objections from a third party before that registration can be completed. We have granted a license to use the trademark in Canada to XM Canada, the exclusive licensee of our service in Canada.

The XM Radio System

Our system provides satellite radio to the continental United States and coastal waters using radio frequencies allocated by the FCC for satellite radio. These radio frequencies are within a range of frequencies called the S-Band. The XM Radio system is capable of providing high quality satellite services to XM radios in automobiles, trucks, recreation vehicles, airplanes, and pleasure craft, as well as to fixed or portable XM radios in the home, office or other fixed locations. The XM Radio system extends to other platforms that include the Internet for our streaming service as well as other platforms such as DIRECTV® and Napster. The XM Radio system uses a network consisting of high-power satellites, an uplink facility, and ground-based repeaters primarily in dense urban areas to provide coverage where the satellite signal is obstructed.

Consumer Hardware

XM Radios.    We transmit XM content throughout the continental United States to vehicle, portable, home and plug-and-play radios. Many of our radios are capable of receiving both XM content and traditional AM/FM stations. Our advancing chipset design has spawned a broad array of XM Radio products. The latest XM product offerings are described above under the heading “Distribution — Brand Awareness and Other Distribution Arrangements.” Many XM radios now feature customizable sports and stock tickers as well as TuneSelect, which notifies the listener when a favorite artist or song is playing on any XM channel. We plan to continue to expand our product offerings in 2006 with the XM Connect-and-Play technology, new XM2go portable products, XM radios capable of downloading and playing MP3 files and other offerings. Popular Science magazine chose the MyFi XM2go radio for its “Best of What’s New 2005” award. The Tao and Pioneer XM2go radios were similarly recognized by WIRED magazine and USA Today, respectively. Five XM products were recently recognized as honorees for the Innovations 2006 Awards, which are sponsored by the Consumer Electronics Association and honor excellence in consumer technology design and engineering. At the recent 2006 International Consumer Electronics Show in Las Vegas, the Pioneer Inno XM2go radio was selected as Best of CES 2006 People’s Voice Award hosted by CNET.

Space Segment

Satellite System.    Boeing Satellite Systems (“BSS”), has built, launched and delivered in-orbit three Boeing 702 high-power satellites for the XM Radio system. The satellites were launched on March 18, 2001, May 8, 2001, and February 28, 2005 respectively, and are transmitting the XM signal.

In light of a progressive degradation problem with the solar array output power of XM-1 and XM-2, we launched our third satellite, XM-3 in February 2005, at 85° West Longitude orbital location. XM-1 was collocated with XM-2 at 115° West Longitude orbital location. We have a fourth satellite, XM-4 under construction; this satellite will be available for launch in 2006. We intend to launch XM-4 during the second half of 2006 to replace the collocated XM-1 and XM-2, which will then become in-orbit spares for a limited period of time. The exact launch date will be subject to launch vehicle availability and other business priorities. During 2005, XM entered into a contract to construct another satellite, XM-5, expected to be completed by the end of 2007, for use as a ground spare or to be available for launch in the event there is a launch or early operations failure of XM-4. In this way, we will have replacement satellites in orbit and operating prior to the times XM-1 and XM-2 can no longer provide half service in collocated mode. Our commitments regarding XM-3, XM-4 and XM-5 are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Operating Liquidity and Capital Resource Requirements.” With this plan and continued monitoring of the power degradation situation in XM-1 and XM-2, we believe we will be able to launch additional satellites prior to the time the solar array power problem might cause the broadcast signal strength to fall below minimum acceptable levels.

In July 2004, we reached agreement with insurers covering 80 percent of the aggregate sum insured of $400 million relating to the progressive solar array power degradation problem with XM-1 and XM-2. We received a settlement rate equal to 44.5 percent of the proportionate amount covered by each of these insurers, representing a total recovery of approximately $142 million. This settlement resolves any issues about the amount of loss sustained, includes a waiver by the settling insurance companies of any reductions based on salvage value, terminates any further risk to the settling insurers under the policies and ends any other rights the settling insurers might have with regard to XM-1 and XM-2 or revenues generated by our continuing use of those satellites. We have collected all amounts due under the settlement. The portion of the insurance proceeds related to claim payments, totaling $133.9 million, was recorded as a reduction to the carrying values of XM-1 and XM-2. In August 2004, we filed for arbitration to collect the remaining 20 percent of the sum insured utilizing the third-party dispute resolution procedures under the policy. Hearings were held in the fourth quarter of 2005 with post hearing briefs being filed in the first quarter of 2006. We currently expect the preliminary findings of the arbitration panel in the second quarter of 2006.

Satellite Transmission.    Our satellites are deployed at 85° West Longitude and 115° West Longitude. At their designated orbital locations, the satellites receive audio signals from our programming center and retransmit the signals across the continental United States. The satellites are 30° apart in longitude in order to enhance the probability of clear line-of-sight communication between the satellites and XM mobile radios.

The transmission coverage areas, or footprints, of our satellites encompass the 48 contiguous states, nearby coastal waters and the densely populated regions of Canada. We have tailored these footprints to provide nearly uniform availability over the United States and to minimize transmission spillage across the United States borders into Mexico. XM Canada, our exclusive Canadian licensee, holds a broadcast license in Canada.

Our satellites transmit audio programming within a 12.5 Megahertz (“MHz”) bandwidth operating in the S-Band radio frequency spectrum that the FCC has allocated for our exclusive use. Megahertz is a unit of measurement of frequency. This

12.5 MHz bandwidth is subdivided into six carrier transmission signals, four signals transmitted from our satellites and two signals transmitted by the terrestrial repeater network. The audio programming for XM Radio is carried on two satellite signals, and the remaining two satellite signals and the terrestrial repeater signals repeat the audio programming to enhance overall signal reception. The transmission of higher quality sound requires the use of more kilobits per second than the transmission of lesser quality sound. We are currently using our allocated bandwidth in such a way as to provide over 160 channels.

Insurance.    We bear the risk of loss for our satellites, and we seek to obtain insurance to cover that risk. We obtain launch and in-orbit insurance policies from global space insurance underwriters. These policies generally provide coverage for a total, constructive total or partial loss of the satellites that occurs during a limited period after launch. Our insurance will not cover the full cost of constructing, launching and insuring new satellites, nor will it protect us from the adverse effect on our business operations due to the loss of a satellite. Our policies contain standard commercial satellite insurance provisions, including standard coverage exclusions. Since we have settled our claim on XM-1 and XM-2 with most of our insurers under our launch and in-orbit insurance policies, XM-1 and XM-2 no longer have in-orbit coverage with the settling insurers. We acquired and paid for launch and one-year in-orbit insurance in early 2005 in connection with the launch of XM-3, and have obtained in-orbit insurance effective at the expiration of the initial policy.

Ground Segment

Satellite Control.    Our satellites are monitored by telemetry, tracking and control stations and are controlled by a spacecraft control station. Each of the stations has a backup station. We have a contract with Telesat Canada, Inc., an experienced satellite operator, to perform the telemetry, tracking and control functions.

Broadcast Facility.    Programming from both our studios and external sources is sent to our broadcast facility in Washington, DC, which packages and retransmits signals to our satellites through the uplink station. In addition, sales and marketing, finance functions, engineering and certain administrative support are carried on at our Washington, DC facilities. Communications traffic between the various XM Radio facilities is controlled by the network operating center. The network operating center monitors satellite signals and the terrestrial repeater network to ensure that the XM Radio system is operating properly. We have designed and installed fault detection diagnostic systems to detect various system failures before they significantly impact our quality of service. We have a remote backup central production and broadcast facility that is able to originate all of our music channels as well as all third party programming.

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

Sirius Satellite Radio

Our direct competitor in satellite radio service is Sirius Radio, the only other FCC licensee for satellite radio service in the United States. Sirius has announced that it had over 3.3 million subscribers as of December 31, 2005, including over 2.2 million net new subscribers during the year then ended. Sirius broadcasts over 125 channels of programming and offers certain programming that we do not offer. Sirius Radio service is offered as a dealer- and/or factory-installed option on a number of vehicle model brands, including certain ones that do not offer XM. Sirius has announced a number of new competitive product offerings. Sirius also is a partner in a Canadian joint venture partnership that competes with our Canadian licensee in providing satellite radio service in Canada.

Traditional AM/FM Radio

Our competition also includes traditional AM/FM radio. Unlike XM Radio, traditional AM/FM radio has had a well established market for its services for many years and generally offers free broadcast reception paid for by commercial advertising rather than by a subscription fee. Also, many radio stations offer information programming of a local nature, such as local news and sports, which XM Radio cannot offer as effectively as local radio. To the extent that consumers place a high value on these features of traditional AM/FM radio, we are at a competitive disadvantage to the dominant providers of audio entertainment services. Some radio stations have begun reducing the number of commercials per hour, expanding the range of music played on the air and experimenting with new formats in order to compete more directly with satellite radio.

The AM/FM radio broadcasting industry is highly competitive. Radio stations compete for listeners and advertising revenues directly with other radio stations within their markets on the basis of a variety of factors, including:

•	program content;

•	on-air talent;

•	transmitter power;

•	source frequency;

•	audience characteristics;

•	local program acceptance; and

•	the number and characteristics of other radio stations in the market.

Although traditional AM/FM radio stations typically broadcast by means of analog signals, rather than digital transmission, a significant number of radio stations have begun broadcasting their primary signal using digital transmission technology such as that offered by iBiquity. A group of major broadcast radio networks recently created a coalition to jointly market digital radio services. According to this coalition, approximately 600 radio stations are broadcasting their primary programming signal digitally and more than 15 manufacturers, including Alpine, Delphi, Panasonic, Polk and Yamaha are creating digital receivers. To the extent that traditional AM/FM radio stations adopt digital transmission technology such as that offered by iBiquity and to the extent such technology allows signal quality that rivals our own, any competitive advantage that we enjoy over traditional radio because of our digital signal would be lessened. In addition, the widespread introduction of terrestrial digital radios could lessen our competitive advantage.

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

The Apple iPod® is a portable digital music player that sells for approximately $100-$400 and allows users to download and purchase music through Apple’s iTunes® Music Store, which features over 2 million songs and 11,000 audio books, as well as convert music on compact disc to digital files. Apple sold over 22.5 million iPods® and has sold more than one million videos during its fiscal 2005 year. The iPod® enables consumers to buy and store up to 15,000 songs. In addition, iPods® are compatible with certain car stereos and various home speaker systems. Availability of music in the public MP3 audio standard has been growing in recent years with sound files available on the websites of online music retailers, artists and record labels and through numerous file sharing software programs. These MP3 files can be played instantly, burned to a compact disc or stored in various portable players available to consumers. Although presently available formats have drawbacks such as hardware requirements and download bandwidth constraints, which we believe would make XM Radio a more attractive option to consumers, Internet-based audio formats may become increasingly competitive as quality improves and costs are reduced.

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

Digital Media Services

We may face competition from businesses that have announced plans to deliver entertainment and media content through cell phones and other wireless devices. Sprint Nextel, Comcast, Time Warner Cable, Cox Communications and Advance/Newhouse Communications recently announced they are forming a joint venture to work toward accelerating the convergence of video entertainment, wireline and wireless data and communications products and services to provide customers throughout the United States access to advanced integrated entertainment, including streaming television programming, music, video clips, games and pre-recorded DVR programs, communications and wireless products. QUALCOMM has announced that its wholly owned subsidiary, MediaFLO USA, will offer interactive wireless multimedia services to consumers in cooperation with U.S. wireless operators through a nationwide network that will deliver multimedia content to mobile devices in the 700 MHz spectrum for which QUALCOMM holds licenses with a nationwide footprint. MediaFLO USA Inc. expects to begin commercial operation of the new network in 2006. In December 2005, QUALCOMM and Verizon Wireless announced that QUALCOMM and MediaFLO USA are working together with Verizon Wireless to bring customers real-time mobile video over the MediaFLO multicasting network in the United States. QUALCOMM and Verizon Wireless expect to launch mobile TV services over the MediaFLO network in approximately half the markets already covered by Verizon Wireless’ CDMA2000 1xEV-DO-based broadband network, enabling Verizon Wireless to offer real-time mobile TV services to its subscribers. Crown Castle International Corp. has announced that it plans to deliver live mobile video in partnership with wireless operators through its Modeo LLC subsidiary. It will provide the service over 5MHz of its licensed spectrum in the 1670-1675 MHz band and plans to commercially launch in select major U.S. markets, including New York City, in 2006.

Traffic News Services

A number of providers also compete with the XM NavTraffic service. Sirius announced it would partner with NAVTEQ, the same partner used by XM for data behind XM NavTraffic, to provide real-time traffic data to vehicles over its satellite radio network for 22 metropolitan markets beginning in November 2005. The service will provide regularly updated traffic information and help select alternative routes. Clear Channel and Tele Atlas are able to deliver nationwide traffic information for the top 50 markets to in-vehicle navigation systems using RDS/TMC, the radio broadcast standard technology for delivering traffic and travel information to drivers. There are also services that provide real-time traffic information to Internet-enabled cell phones or other hand held devices, but these are available only in limited markets and the associated data plan costs in addition to normal cell phone rates may make the offering un-desirable to many users.

Strategic Transactions in 2005

Canadian Satellite Radio.    In November 2005, Canadian Satellite Radio (“XM Canada”), our exclusive Canadian licensee, launched its satellite radio service in Canada. In December 2005, XM Canada completed an initial public offering, raising CDN$50 million in net proceeds. In February 2006, XM Canada issued $100 million in aggregate principal amount of 12.75% senior notes due 2014. XM Canada’s 85 channel line-up includes XM’s digital-quality commercial-free music, National Hockey League® play-by-play coverage of more than 40 games per week, and eight exclusive Canadian channels highlighting Canadian artists and Canadian news programming, programmed by XM Canada, as mandated by the terms of the license granted by the Canadian regulatory authority. We will receive 15 percent of all subscriber fees earned by XM Canada each month for its basic service and 50 percent of XM Canada’s net revenues for any premium service. We have agreed to provide technical assistance to XM Canada and also sold to XM Canada some of our unused terrestrial repeaters. We own a 23 percent interest in XM Canada, which constitutes an approximate 11 percent voting interest, and have two representatives on XM Canada’s board of directors.

XM has agreed to other terms on a number of agreements that include providing XM Canada access to certain programming on XM channels, granting XM Canada rights to the use of XM related trademarks, and providing XM Canada information and expertise related to matters such as: the acquisition of content distribution rights; promotion, marketing, and distribution; construction, maintenance and operation of a terrestrial repeater network and broadcast facilities; computer software and system support; and sharing of technology licenses.

WCS Wireless.    In July 2005, we agreed to acquire WCS Wireless, a private entity, for 5.5 million shares of our Class A common stock. The principal assets of WCS Wireless are wireless spectrum licenses in geographic areas covering approximately 163 million people throughout the United States. The transaction is subject to necessary government approvals including FCC approval. For a further discussion of ongoing matters related to WCS Wireless, see the caption entitled “Regulatory Matters — WCS Frequencies.”

WorldSpace Investment.    In July 2005, we made a strategic investment of $25 million in the common stock of WorldSpace, Inc., a leading satellite radio provider for Asia, Europe, the Middle East and Africa. In connection with the investment, we will cooperate with WorldSpace to develop satellite radio products, technology and distribution and supplier networks. In addition, we acquired warrants to purchase $37.5 million in additional WorldSpace stock and an option to invest along with WorldSpace and other partners in various countries around the world. WorldSpace offers a subscription-based service that broadcasts news, music, brand name content and educational programming to a global service area and targets its programming to consumers, governments and other organizations.

Regulatory Matters

Satellite Licenses

XM Radio and Sirius Radio received licenses from the FCC in October 1997 to construct and operate satellite digital audio radio service systems. The FCC allocated 25 MHz for the service in a range of radio frequencies known as the S-Band, divided evenly between the two licensees.

As the owner of one of two FCC licenses to operate a commercial satellite radio service in the United States, we are subject to regulatory oversight by the FCC. The operation of our system is subject to significant regulation by the FCC under authority granted under the Communications Act and related federal law. Non-compliance by us with FCC rules and regulations could result in fines, additional license conditions, license revocation or other detrimental FCC actions. Any of these FCC actions may harm our business. There is no guarantee that the rules and regulations of the FCC will continue to support our business plan. Any assignment or transfer of control of our FCC license must be approved by the FCC.

Our FCC licenses, including our satellite licenses, are held by a subsidiary wholly owned by XM Radio. We are authorized to operate four satellites at specified orbital locations. The license for the XM-2 satellite expires in March 2009. The license for the XM-1 satellite expires in May 2009. In February 2004, we applied to the FCC for authority to launch and operate XM-3 and XM-4 and to collocate XM-1 with XM-2 at the 115° West Longitude orbital location. The FCC granted this application in January 2005. The license term for the XM-3 satellite expires in April 2013. The license term for the XM-4 satellite is for eight years and will begin on the date we certify to the FCC that the satellite has been successfully launched and put into operation. We will be required to apply for a renewal of our FCC license for each of these satellites prior to the expiration of the license term. We anticipate that, absent significant misconduct on our part, the FCC will renew our license for each satellite to permit operation of each satellite for its approximate 15 year useful life, and grant a license for any replacement satellites. We may need additional authority from the FCC to operate XM-4 at its precise orbital location, once determined, as well as to operate our other satellites at orbital locations not authorized in the licenses for those satellites. The U.S. government is responsible for coordinating our satellites through the International Telecommunication Union (“ITU”) and must make periodic filings at the ITU.

In April 2004, in response to our introduction of traffic and weather channels, the National Association of Broadcasters (“NAB”) filed a Petition for Declaratory Ruling asking the FCC to prohibit us and Sirius Radio from (i) offering “locally oriented” services on nationally distributed channels and (ii) using any technology that would permit delivery of content that would be aired on a receiver in one location that differs from content aired on a receiver in a different location. In November 2004, the NAB withdrew this Petition but also stated that it may file a similar Petition in the future.

The FCC has indicated that it may in the future impose public service obligations, such as channel set-asides for educational programming, on satellite radio licensees. In response to the NAB Petition for Declaratory Ruling, some entities requested that the FCC take action to impose public service obligations on satellite radio licensees.

In November 2005, the FCC released a decision extending Emergency Alert System (“EAS”) obligations to satellite radio operators. In December 2005, we asked the FCC to reconsider its decision by relaxing its requirements for testing of EAS alerts and for the transmission of EAS codes and attention signals on certain channels. Our reconsideration request is pending.

The FCC’s rules require interoperability with all licensed satellite radio systems that are operational or under construction. The FCC conditioned our license on certification by us that our final receiver design is interoperable with the final receiver design of the other licensee, Sirius Radio, which uses a different transmission technology than we use. We have previously certified and reconfirmed that we comply with this obligation. Although we believe that we are currently in compliance, the FCC has not expressly acknowledged our compliance. We have signed an agreement with Sirius Radio to develop a common receiver platform combining the companies’ proprietary chipsets, but we have not completed final design of an operational radio using this platform. If the FCC were to interpret the interoperability requirement in a manner that mandates a particular radio design, complying with this requirement could make the radios more difficult and costly to manufacture. In January 2005, the FCC asked us as well as Sirius to file a report detailing the current status of efforts to develop an interoperable receiver. XM and Sirius submitted a joint report in March 2005.

The FCC order granting our license determined that because we are a private satellite system under the Communications Act and FCC rules providing a subscription service on a non-common carrier basis, we would not be subject to the FCC’s foreign ownership restrictions. However, such restrictions would apply to us if we were to offer non-subscription services, which may appear more lucrative to potential advertisers than subscription services. The FCC also stated in its order that it may reconsider its decision not to subject satellite radio licensees to its foreign ownership restrictions.

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

Repeater Authorization

The FCC is currently conducting a rulemaking proceeding to establish rules for terrestrial repeater transmitters, which we have deployed and plan to continue deploying to fill in gaps in satellite coverage. The FCC has proposed to permit us to deploy these facilities. Specifically, the FCC has proposed a form of blanket licensing for terrestrial repeaters and service rules, which would prohibit satellite radio licensees from using terrestrial repeating transmitters to originate local programming or transmit signals other than those received from the satellite radio satellites. Various parties, including the National Association of Broadcasters, Wireless Communications Service (“WCS”) licensees, Multipoint Distribution Service (“MDS”) licensees, and Instructional Television Fixed Service (“ITFS”) licensees have asked the FCC to:

•	limit the number of repeaters operating at greater than 2 kW Effective Isotropic Radiated Power (“EIRP”) that may be deployed;

•	limit the power level of the repeaters operating at greater than 2 kW EIRP that are deployed;

•	delay consideration of terrestrial repeater rules until XM Radio and Sirius Radio provide additional information regarding planned terrestrial repeaters;

•	require individual licensing of each terrestrial repeater; and

•	impose a waiting period on the use of repeaters in order to determine if signal reception problems can be resolved through other means.

Our continued operation and deployment of terrestrial repeaters may be impacted by whatever rules the FCC ultimately issues in this regard, although we believe these impacts are not likely to be material to our business. We have made a proposal to the FCC to set a 40 kW EIRP limit or, alternatively, a limit of 18 kW EIRP calculated by averaging power over 360 degrees, on the power of terrestrial repeaters. We have also proposed to coordinate with WCS licensees in certain cases prior to operating terrestrial repeaters above 2 kW EIRP. The coordination may include our providing filters in certain instances to limit the interference WCS licensees claim will result from our operation of repeaters operating above 2 kW EIRP.

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

We are currently operating terrestrial repeaters pursuant to Special Temporary Authority (“STA”) granted by the FCC in September 2001. This STA authorizes us to operate our terrestrial repeaters for commercial service on a non-interference basis. Because the STA was conditioned on a non-interference basis, we are required to either reduce power or cease operating a repeater upon receipt of a written complaint of interference. In 2001, one party that opposed XM Radio’s request for STA filed an application for review of the decision granting us an STA asking the FCC to reverse the decision and deny XM Radio’s STA request, and this Application for Review is still pending.

On November 26, 2003, we applied for an STA to operate an additional forty-nine repeaters in new markets that are not authorized under our September 2001 STA to operate repeaters. This request was opposed by a coalition of WCS licensees claiming that grant of this request would result in interference and would prejudice the outcome of the final rules governing repeaters. Our request was granted in September 2004 over these objections. Our grants of STA to operate terrestrial repeaters have expired by their terms, but pursuant to the FCC’s rules, we are permitted to and have been continuing to operate these terrestrial repeaters under the STA pending a final determination on our extension request.

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

Coordination and Interference Matters

We are required to coordinate the XM Radio system with systems operating in the same frequency bands in adjacent countries, particularly Canada and Mexico. The United States government, which conducts the coordination process, has entered into coordination agreements with both the Canadian and Mexican governments. XM Canada, our exclusive Canadian licensee, recently received a license to operate a satellite radio service in Canada using our existing satellites, which have coverage of the densely populated regions of Canada.

We operate the communication uplinks to our satellites from earth stations in Washington, DC and Atlanta, GA in a band of radio frequencies that are used for several other services, such as fixed services, broadcast auxiliary services, electronic news gathering services, and uplink feeder links for mobile satellite services. The FCC has granted us licenses for these earth stations. The license for our Washington, DC earth station expires in March 2011 and the license for our Atlanta earth station expires in August 2019. We can seek authority from the FCC to extend these license terms.

Our service may be subject to interference caused by other users of radio frequencies. From time to time, the FCC has permitted or has proposed to permit new uses of radio frequencies that could result in interference to our service, particularly unlicensed operations in adjacent frequency bands. Moreover, the FCC has permitted or has proposed to permit existing users of radio frequencies to operate in ways that could result in interference to our operations. We have expressed and continue to express concerns to the FCC regarding the potential for other uses of radio frequencies to cause interference to our service. If the FCC does not adopt sufficient technical limits on these other uses of radio frequencies, our service may be adversely affected.

WCS Frequencies

In July 2005, we applied to the FCC for consent to the transfer of control of sixteen WCS licenses held by WCS Wireless License Subsidiary, LLC (“WCS License Sub”) to us. In the application, we also asked the FCC to approve our acquisition of WCS License Sub’s pending application for a waiver of the Commission’s rules to permit it to operate its WCS base stations based on an average rather than a peak EIRP limit. NAB, Sirius, and the Wireless Communications Association International, Inc. (“WCA”), a trade association representing some WCS licensees, have opposed our application for license transfer. NAB has claimed that our use of WCS frequencies to offer a subscription-based multimedia service could cause competitive harm to terrestrial radio broadcasters and has asked the FCC to impose conditions on grant of the transfer to protect these broadcasters. Sirius has claimed that our operation of facilities using WCS frequencies will cause interference to its satellite radio receivers and will unfairly prejudice the final technical rules to govern SDARS terrestrial repeaters. WCA has opposed our request to acquire WCS License Sub’s pending waiver request, claiming that we will need to file our own application for a waiver after the FCC approves the transfer of the WCS licenses to us. We and WCS License Sub have each filed responses to these claims. Our application is pending.

WCA, along with some of its member companies that hold WCS licenses, have also opposed the pending waiver application filed by WCS License Sub, claiming that operation of WCS base stations at average rather than peak EIRP will cause interference to potential WCS operations. We and WCS License Sub have each filed responses to these claims. The waiver request is pending. Our ability to deploy a network of WCS base stations in the most efficient manner may be impeded if this waiver request is not granted. In July 2005, the FCC initiated a rulemaking proceeding proposing to measure EIRP for base stations in various terrestrial wireless services in terms of average rather than peak power. WCA has opposed this proposal with respect to WCS base stations. This proceeding is pending.

Each of the WCS licenses held by WCS License Sub expires in July 2007. In order to renew a WCS license, a WCS licensee must make a showing of “substantial service” in the licensed service area by the end of the license term. Assuming the FCC approves the transfer of the WCS licenses held by WCS License Sub to us, there is no guarantee that we will be able to meet the substantial service requirement for each of these licenses.

Board of Directors

Our Board of Directors is currently made up of 10 persons with meaningful financial and operating experience, including our Chairman, our President and CEO, senior executives from the automotive industry, executives with operating experience in the entertainment industry and the technology and telecom sectors, and seasoned financial investors. In accordance with applicable rules, a majority of the members of the Board of Directors are independent of management, and three independent board members serve on each of our Audit Committee, our Compensation Committee and our Nominating and Corporate Governance Committee.

On February 13, 2006, Pierce “Jack” Roberts, Jr., a member of XM’s Board of Directors, resigned based on disagreements with the Company and other Board members regarding certain aspects of the Company’s operational direction. The Company and other Directors concur with Mr. Roberts’ assessment that lower programming and marketing expenditures, and a potentially lower growth rate, would likely result in earlier positive cash generation and earlier positive earnings. The other Directors, however, believe that the Company’s high growth rate, market leadership and large base of subscribers are strategically important assets to ensure the Company’s long-term value and can be sustained while also reaching positive operating cash flow later in 2006. For a further discussion, see the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2006.

Personnel

As of December 31, 2005, we had 710 employees. In addition, we rely upon a number of consultants, other advisors and outsourced relationships. The extent and timing of any increase in staffing will depend on the availability of qualified personnel and other developments in our business. None of our employees are represented by a labor union, and we believe that our relationship with our employees is good.

ITEM 1A.    RISK FACTORS

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

As of December 31, 2005, we had incurred capital expenditures of $1.5 billion and cumulative net losses approximating $2.8 billion from our inception through December 31, 2005. We expect our cumulative net losses and cumulative negative cash flows to grow as we make payments under our various distribution and programming contracts, incur marketing and subscriber acquisition costs and make interest payments on our outstanding indebtedness. If we are unable ultimately to generate sufficient revenues to become profitable and have positive cash flow, you could lose money on your investment.

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

We have significant payment obligations under our long-term distribution agreement with General Motors for the installation of XM radios in General Motors vehicles and the distribution of our service to the exclusion of other satellite radio services. These payment obligations, which could total several hundred million dollars over the life of the contract, may prevent us from becoming profitable. A significant portion of these payments are fixed in amount, and we must pay these amounts even if General Motors does not continue to meet or exceed performance targets in the contract. We also have significant payment obligations under other agreements, including $60 million per year under our agreement with Major League Baseball® (“MLB”) to become the Official Satellite Radio Network of Major League Baseball®. Other agreements that we enter into with third-party suppliers of programming or relating to program royalties could or likely would involve substantial costs to us. These payment obligations could significantly delay our becoming profitable.

We need to obtain rights to programming, which are expensive and could be more costly than anticipated.

Third-party content is an important part of the marketing of the XM Radio service and obtaining third-party content can be expensive. We have a multi-year agreement with Major League Baseball® (“MLB”) to broadcast MLB games live nationwide, and to become the Official Satellite Radio provider of Major League Baseball®, for which we have paid or will pay $50 million for 2005 and $60 million per year thereafter through 2012, with $120 million to be deposited into escrow. We have many other agreements and must negotiate new agreements with third-party suppliers of programming. Such programming is expensive, and may be more expensive in the future, given the growth of the satellite radio industry and amounts paid for other programming. Changes in the cost of certain programming or other factors may cause changes to our channel line-up in the future. Our ability to obtain necessary third-party content at a reasonable cost and re-negotiate programming agreements successfully will impact our financial performance and results of operations.

We must maintain and pay license fees for music rights, and we may have disputes with copyright holders.

We must maintain music programming royalty arrangements with and pay license fees to Broadcast Music, Inc. (“BMI”), the American Society of Composers, Authors and Publishers (“ASCAP”) and the Society of European Stage Authors and Composers, Inc. (“SESAC”). These organizations represent copyright users, collect royalties and distribute them to songwriters and music publishers. We have agreements which establish the license fee amounts payable to those entities through 2006, and will need to be renegotiated at that time. Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we also have to negotiate royalty arrangements with the copyright owners of the sound recordings, or if negotiation is unsuccessful, have the royalty rate established by a copyright royalty board. We have an agreement with the Recording Industry Association of America (“RIAA”), through its division, SoundExchange, establishing royalty payment arrangements for these performance rights through 2006.

Some organizations representing copyright holders have publicly stated their concerns regarding new features in certain portable devices, including devices that combine XM Radio and MP3 functionality and allow subscribers to listen to XM Radio programming after the initial broadcast (time-shifting), similar to the functionality of DVR’s such as TiVO® products. We believe these new XM radios, which have various functionalities currently available to consumers, comply with applicable copyright law. However, we cannot assure you that royalty fees will remain at current levels or that arbitration or litigation will not arise in connection with royalty arrangements or new devices, and we cannot predict what the costs to our company of a proceeding or a settlement of such a dispute or disputes might be.

We may need additional funding for our business plan and additional financing might not be available.

Although we believe we have sufficient cash and credit facilities available to fund our operations through the date on which we expect our business to begin generating positive cash flow, we may need additional financing due to future developments or changes in our business plan. In addition, our actual funding requirements could vary materially from our current estimates. If additional financing is needed, we may not be able to raise sufficient funds on favorable terms or at all. Failing to obtain any necessary financing on a timely basis could result in a number of adverse effects that includes defaulting on our commitment to creditors, which might cause us to seek a purchaser of our business or assets.

Our inability to retain customers, including those who purchase or lease vehicles that include a subscription to our service, could adversely affect our financial performance.

We cannot predict how successful we will be at retaining customers who purchase or lease vehicles that include a subscription to our service as part of the promotion of our product. Over the past several quarters we have retained approximately 54 to 61 percent of the customers who receive a promotional subscription as part of the purchase or lease of a new vehicle, but that percentage does vary over time and the amount of data on the percentage is limited. We do not know if the percentage will change as the number of customers with promotional subscriptions increases.

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

We have been disclosing since the third quarter of 2001 a progressive degradation problem with the solar array output power of early Boeing 702 class satellites, including both XM-1 and XM-2. Based on the consistency of the degradation trends and continuing analyses by BSS and us, our management adjusted the estimated useful lives of our in-orbit satellites, with effect from September 2002, to the period running through first quarter 2008 (approximately 6.75 years from launch). We and the manufacturer are continuing to watch the progression of the situation, including data from a satellite that has been in orbit longer than either of our two satellites by approximately 17 and 15 months, respectively. With this advance visibility of performance levels, we launched our XM-3 satellite in February 2005. XM-3 was placed into one of our orbital slots and beginning in April 2005 is being used to transmit the XM service. XM-1 was collocated with XM-2 in the other orbital slot (which allows partial use of XM-1 and XM-2 through the first quarter of 2008). With this plan, the ongoing construction of an additional satellite, XM-4, and contractual arrangements in place to provide XM-4 launch services, we believe we will be able to launch XM-4 prior to the time the solar array power problem on XM-1 and XM-2 might cause the broadcast signal strength (even in collocated mode) to fall below minimum acceptable levels. We have also entered into a contract to construct an additional satellite, XM-5, expected to be completed by the end of 2007 for use as a ground spare or to be available for launch in the event there is a launch or early operations failure of XM-4. However, we cannot assure you that such actions will allow us to maintain adequate broadcast signal strength, particularly in the event of a launch or operational failure of either XM-4 or XM-5. If either XM-1, XM-2, or XM-3 were to fail or suffer unanticipated additional performance degradation prematurely, or if there were a launch or operational failure of either XM-4 or XM-5, it likely would affect the quality of our service, and might interrupt the continuation of our service and harm our business. This harm would continue until we successfully launched and operated one or more additional satellites.

A number of other factors could decrease the useful lives of our satellites, including:

•	defects in design or construction;

•	loss of on board station-keeping system;

•	failure of satellite components that are not protected by back-up units;

•	electrostatic storms; and

•	collisions with other objects in space.

In addition, our network of terrestrial repeaters communicates principally with one satellite. If the satellite communicating with the repeater network fails unexpectedly, we would have to realign all the repeaters to communicate with the other satellite. This would result in a degradation of service that could last several days and could harm our business.

Potential losses may not be covered by insurance.

Insurance proceeds may not fully cover our losses. For example, our insurance does not cover the full cost of constructing, launching and insuring our three satellites, nor will it cover and we do not have protection against business interruption, loss of business or similar losses. Also, our insurance contains customary exclusions, salvage value provisions, material change and other conditions that could limit our recovery. Further, any insurance proceeds may not be received on a timely basis in order to launch a spare satellite or construct and launch a replacement satellite or take other remedial measures. In addition, some of our policies are subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. If we experience a loss that is uninsured or that exceeds policy limits, this may impair our ability to make timely payments on our outstanding notes and other financial obligations.

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

Sirius has announced that it had over 3.3 million subscribers as of December 31, 2005, including over 2.2 million net new subscribers during the year then ended. Sirius broadcasts over 125 channels of programming and offers certain programming that we do not offer. In January 2006 the Howard Stern radio show began airing exclusively on Sirius. Sirius Radio service is offered as a dealer- and/or factory-installed option on a number of vehicle model brands, including certain ones that do not offer XM. Sirius has announced a number of new competitive product offerings. Sirius also is a partner in a Canadian joint venture partnership that competes with our Canadian licensee in providing satellite radio service in Canada.

Unlike XM Radio, traditional AM/FM radio already has a well-established and dominant market presence for its services and generally offers free broadcast reception supported by commercial advertising, rather than by a subscription fee. Also, many radio stations offer information programming of a local nature, such as news and sports reports, which XM Radio is not expected to offer as effectively as local radio, or at all. To the extent that consumers place a high value on these features of traditional AM/FM radio, we are at a competitive disadvantage to the dominant providers of audio entertainment services. Some radio stations have begun reducing the number of commercials per hour, expanding the range of music played on the air and experimenting with new formats in order to compete more directly with satellite radio. Several major radio companies, including Clear Channel Communications, Infinity Broadcasting and Entercom Communications, recently banded together to launch an advertising campaign designed to assert that traditional AM/FM radio, like satellite radio, is innovative and features new artists, and formed a joint venture to encourage the development of digital terrestrial radio.

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

The Apple iPod®, a portable digital music player that stores up to 15,000 songs, allows users to download and purchase music through Apple’s iTunes® Music Store, which offers over 2 million songs and 11,000 audio books. Apple has disclosed that it shipped over 22.5 million iPods® and sold more than one million videos during its fiscal 2005 year. The iPod® is also compatible with certain car stereos and various home speaker systems. Our recently announced digital audio players with the XM + Napster online service will compete with the iPod® and other downloading technology and devices.

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

On October 8, 2005, Delphi and 38 of its domestic U.S. subsidiaries, which we refer to collectively as Delphi, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Delphi manufactures, in factories outside the United States, XM radios for installation in various brands of GM vehicles. Delphi also distributes to consumer electronics retailers various models of XM radios manufactured abroad. Pursuant to an order of the Bankruptcy Court dated October 28, 2005, Delphi Corporation secured debtor-in-possession financing up to an aggregate principal amount of $2 billion. The financing is guaranteed by all of the other Delphi entities, which are debtors in the Delphi bankruptcy cases. Delphi has also stated that its overall liquidity (including funds on hand outside the United States that Delphi does not plan to repatriate to fund U.S. operations) will support its global operations outside the U.S. and help assure the continued adequacy of working capital throughout Delphi’s global business units. Delphi has stated that its plants should continue normal operations and GM has stated that Delphi expects no disruption in its ability to supply GM with the systems, components and parts GM needs. Delphi has advised us that it expects no disruption in the continued supply of XM radios. However, we cannot estimate with any reasonable assurance the impact, if any, on XM or GM that may ultimately result from Delphi’s petition for reorganization under Chapter 11.

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

As of December 31, 2005, the total accreted value of our indebtedness was $1.1 billion ($1.0 billion carrying value). The carrying amount has continued to increase during 2005 as our indebtedness accretes, and we may issue more debt securities if we believe we can raise money on favorable terms. Most of our indebtedness will mature in 2009 and 2010. However, our substantial indebtedness could have important consequences to you. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, research and development costs and other general corporate purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

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

Other parties may have patents or pending patent applications, which will later mature into patents or inventions which may block our ability to operate our system or license our technology. We may have to resort to litigation to enforce our rights under license agreements or to determine the scope and validity of other parties’ proprietary rights in the subject matter of those licenses. This may be expensive. Also, we may not succeed in any such litigation.

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

We may be subject to interference from adjacent radio frequency users, such as RF lighting and ultra-wideband (“UWB”) technology, if the FCC does not adequately protect us against such interference in its rulemaking process.

The FCC has not issued final rules authorizing terrestrial repeaters.

The FCC has not yet issued final rules permitting us to deploy terrestrial repeaters to fill gaps in satellite coverage. We are operating our repeaters on a non-interference basis pursuant to grants of Special Temporary Authority (“STA”) from the FCC, which have expired. We have applied for extensions of these STAs and can continue to operate our terrestrial repeaters pending a final determination on these requests. One grant of STA is currently being challenged by operators of terrestrial wireless systems who have asserted that our repeaters may cause interference. Our deployment of terrestrial repeaters may be impacted by the FCC’s further actions, when taken.

Our service network or other ground facilities could be damaged by natural catastrophes.

Since our ground-based network is attached to towers, buildings and other structures around the country, an earthquake, tornado, flood or other catastrophic event anywhere in the United States could damage our network, interrupt our service and harm our business in the affected area. We have backup central production and broadcast facilities; however, we do not have replacement or redundant facilities that can be used to assume the functions of our repeater network in the event of a catastrophic event. Any damage to our repeater network would likely result in degradation of our service for some subscribers and could result in the complete loss of service in affected areas. Damage to our central production and broadcast facility would restrict our production of programming to our backup facilities.

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

Historically, securities prices and trading volumes for growth stocks fluctuate widely for a number of reasons, including some reasons that may be unrelated to their businesses or results of operations. This market volatility could depress the price of our securities without regard to our operating performance. In addition, our operating results may be below the expectations of public market analysts and investors. If this were to occur, the market price of our securities would likely significantly decrease.

The holders of our Series C convertible redeemable preferred stock issued in January 2003 have consent rights that may prevent us from engaging in transactions otherwise beneficial to holders of our securities.

Under the terms of our Series C convertible redeemable preferred stock, the consent of holders of at least 60 percent of the Series C convertible redeemable preferred stock is required before we can take certain actions, including issuances of additional equity securities and the incurrence of indebtedness under which we must meet financial covenants to avoid default. These requirements could hamper our ability to raise additional funds. The consent of holders of at least 60 percent of the Series C convertible redeemable preferred stock is also required for transactions with affiliates, other than on an arm’s-length basis, and for any merger or sale of our assets. The approval for a merger could make it difficult for a third party to acquire us and thus could depress our stock price. We cannot assure you that these rights will be exercised in a manner consistent with your best interests.

Future issuances of our Class A common stock could lower our stock price and impair our ability to raise funds in new stock offerings.

We have issued and outstanding securities exercisable for or convertible into a significant number of shares of our Class A common stock, some of which accrue interest, which is convertible into Class A common stock, or give us the option to make interest or other payments in our Class A common stock or securities convertible into Class A common stock. The conversion or exercise of these existing securities could lead to a significant increase in the amount of Class A common stock outstanding. As of December 31, 2005, we had outstanding approximately 241 million shares of Class A common stock. On a pro forma basis as of December 31, 2005, if we issued all shares issuable upon conversion or exercise of outstanding securities, we would have had approximately 351 million shares of Class A common stock outstanding on that date. Issuances of a large number of additional shares could adversely affect the market price of our Class A common stock. Most of the shares of our Class A common stock that are not already publicly-traded, including those held by affiliates, have been registered by us for resale into the public market. The sale into the public market of a large number of privately-issued shares also could adversely affect the market price of our Class A common stock and could impair our ability to raise funds in additional stock offerings.

It may be hard for a third party to acquire us, and this could depress our stock price.

We are a Delaware company with unissued preferred stock, the terms of which can be set by our board of directors. Our shareholder rights plan could make it difficult for a third party to acquire us, even if doing so would benefit our security holders. The rights issued under the plan have certain anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire us in a manner or on terms not approved by our board of directors. The rights should not deter any prospective offeror willing to negotiate in good faith with our board of directors. Nor should the rights interfere with any merger or other business combination approved by our board of directors. However, anti-takeover provisions in Delaware law and the shareholder rights plan could depress our stock price and may result in entrenchment of existing management, regardless of their performance.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Location	Purpose	Own/Lease
Washington, DC	Corporate headquarters, studio/production facilities	Own
Washington, DC	Data center	Own
Deerfield Beach, Florida	Office and technical/engineering facilities	Lease
New York, New York	Office and studio/production facilities	Lease
New York, New York	Studio/production facilities @ Jazz at Lincoln Center	Lease
Nashville, Tennessee	Studio/production facilities @ the Country Music Hall of Fame	Lease

The corporate headquarters and data center located in Washington, DC are secured by separate mortgages. The mortgage on the corporate headquarters facilities was refinanced in August 2004. The Company purchased the data center in August 2005 by assumption of a mortgage and a cash payment.

The Company owns three satellites in geostationary orbits with XM-1 and XM-2 collocated at the 115° West Longitude and XM-3 located at the 85° West Longitude. The Company also has approximately 800 terrestrial repeaters in operation to ensure XM signal coverage.

ITEM 3.    LEGAL PROCEEDINGS

Except for the arbitration described above under the caption “Business — Space Segment” and the FCC proceedings described above under the caption “Business — Regulatory Matters,” we were not a party to any material litigation at December 31, 2005. We may have disputes with copyright holders as described above under the caption “Business — Intellectual Property — Copyrights to Programming,” and are in the disputes as described below. In the ordinary course of business, we become aware from time to time of claims or potential claims, or may become party to legal proceedings arising out of various matters, such as contract matters, employment related matters, issues relating to our repeater network, product liability issues, and copyright, patent, trademark or other intellectual property matters. Third parties may bring suit relating to such matters. We cannot predict the outcome of any such claim, potential claim or these lawsuits and legal proceedings with certainty. Nevertheless, we believe that the outcome of any such claim, potential claim or proceeding, of which we are currently aware, even if determined adversely, would not have a material adverse effect on our business, consolidated results of operations or financial position.

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. — Plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on January 10, 2006 on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that we engaged in a deceptive trade practice under Arkansas and other state laws by representing that our music channels are commercial-free. XM has filed a reply to the complaint; XM believes the suit is without merit and intends to vigorously defend the matter.

Broadcast Data Retrieval Corporation vs. Sirius Satellite Radio, Inc. and XM Satellite Radio Inc. — Plaintiff filed this action in the United States District Court for the Central District of California on February 27, 2006. The complaint alleges that we and Sirius are directly and indirectly infringing U.S. Patent No. 5,063,610 and that such infringement has been willful. We believe the allegations against XM are without merit and intend to vigorously defend the matter.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Class A common stock has been quoted on The NASDAQ National Market under the symbol “XMSR” since its initial public offering on October 5, 1999 at a price to the public of $12.00 per share. The following table presents, for the period indicated, the high and low sales prices per share of the Class A common stock as reported on The NASDAQ National Market:

	High	Low
2004:
First Quarter	$29.96	$20.55
Second Quarter	30.96	20.35
Third Quarter	31.52	23.55
Fourth Quarter	40.89	27.50

2005:
First Quarter	38.28	27.99
Second Quarter	34.83	26.16
Third Quarter	37.31	32.57
Fourth Quarter	36.91	26.99

2006:
First Quarter (through January 31, 2006)	29.94	26.18

On January 31, 2006, the reported last sale price of our Class A common stock on The NASDAQ National Market was $26.18 per share. As of January 31, 2006, there were 2,572 holders of record of our Class A common stock.

Dividend Policy

We have not declared or paid any dividends on our Class A common stock since our date of inception. Currently, our Series B convertible redeemable preferred stock restricts us from paying dividends on our Class A common stock unless full cumulative dividends have been paid or set aside for payment on all shares of our Series B convertible redeemable preferred stock. The terms of our Series C convertible redeemable preferred stock contain similar restrictions. In accordance with its terms, we have paid dividends on the Series B convertible redeemable preferred stock in Class A common stock. The Series C convertible redeemable preferred stock provides for cumulative dividends payable in cash. As no dividends have been declared on the Series C convertible redeemable preferred stock, the value of the cumulative dividends has increased the liquidation preference. The indentures governing our subsidiary XM Satellite Radio Inc.’s senior secured notes restrict XM Satellite Radio Inc. from paying dividends to us, which, in turn, will significantly limit our ability to pay dividends. We do not intend to pay cash dividends on our Class A common stock in the foreseeable future. We anticipate that we will retain any earnings for use in our operations and the expansion of our business.

ITEM 6.    SELECTED FINANCIAL DATA

XM Satellite Radio Holdings Inc. and Subsidiaries

In considering the following selected consolidated financial data, you should also read our Consolidated Financial Statements and accompanying Notes, and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Consolidated Statements of Operations data for the five-year period ended December 31, 2005 and the Consolidated Balance Sheets data as of December 31, 2005, 2004, 2003, 2002 and 2001 are derived from our Consolidated Financial Statements. These statements have been audited by KPMG LLP, independent registered accounting firm. We have not declared or paid any dividends on our Class A common stock since our date of inception.

	Years ended December 31,
(in thousands, except share, per share and subscriber data)	2005	2004	2003	2002	2001
Revenue	$558,266	$244,443	$91,781	$20,181	$533
Operating expenses:
Cost of revenue	405,293	201,935	147,952	122,456	111,956
Research & development (excludes depreciation & amortization, shown below)	31,218	23,513	12,285	10,843	13,689
General & administrative (excludes depreciation & amortization, shown below)	43,864	28,555	27,418	26,448	20,250
Marketing (excludes depreciation & amortization, shown below)	487,556	304,316	200,267	169,165	93,584
Impairment of goodwill	—	—	—	11,461	—
Depreciation & amortization	145,870	147,165	158,317	118,588	42,660

Total operating expenses	1,113,801	705,484	546,239	458,961	282,139

Operating loss	(555,535)	(461,041)	(454,458)	(438,780)	(281,606)
Other income (expense):
Interest income	23,586	6,239	3,066	5,111	15,198
Interest expense	(107,791)	(85,757)	(110,349)	(63,573)	(18,131)
Loss from de-leveraging transactions	(27,552)	(76,621)	(24,749)	—	—
Other income	2,907	2,129	1,955	2,230	160

Net loss before income taxes	(664,385)	(615,051)	(584,535)	(495,012)	(284,379)
Provision for deferred income taxes	(2,330)	(27,317)	—	—	—

Net loss	(666,715)	(642,368)	(584,535)	(495,012)	(284,379)

8.25% Series B preferred stock dividend requirement	(2,059)	(2,059)	(2,471)	(3,766)	(3,766)
8.25% Series B preferred stock retirement gain	—	—	8,761	—	—
8.25% Series C preferred stock dividend requirement	(6,538)	(6,743)	(15,098)	(17,093)	(19,387)
8.25% Series C preferred stock retirement loss	—	—	(11,537)	—	—

Net loss attributable to common stockholders	$(675,312)	$(651,170)	$(604,880)	$(515,871)	$(307,532)

Net loss per common share: basic and diluted	$(3.07)	$(3.30)	$(4.83)	$(5.95)	$(5.13)
Weighted average shares used in computing net loss per common share—basic and diluted	219,620,468	197,317,607	125,176,320	86,735,257	59,920,196

Other Data:
EBITDA(1)	$(434,310)	$(388,368)	$(318,935)	$(317,962)	$(238,786)
Total ending subscribers(2)	5,932,957	3,229,124	1,360,228	347,159	27,733
Cash flow from operating activities	$(168,449)	$(85,552)	$(245,123)	$(294,289)	$(203,048)
Cash flow from investing activities	$(207,789)	$(36,329)	$14,621	$(7,036)	$(221,361)
Cash flow from financing activities	$369,362	$421,441	$615,991	$151,646	$382,003

	December 31,
(in thousands)	2005	2004	2003	2002	2001
Selected Balance Sheet Data:
Cash and cash equivalents (3)	$710,991	$717,867	$418,307	$32,818	$182,497
Restricted investments	5,438	4,492	4,151	29,742	72,759
System under construction	216,527	329,355	92,577	55,016	55,056
Property and equipment, net	673,672	461,333	709,501	847,936	922,149
DARS license	141,276	141,227	141,200	144,042	144,042
Equity investments	187,403	—	—	—	—
Total assets	2,223,661	1,821,635	1,526,782	1,160,280	1,456,203
Total subscriber deferred revenue	360,638	152,347	53,884	12,297	1,055
Total deferred income (4)	151,210	—	—	—	—
Long-term debt, net of current portion	1,035,584	948,741	743,254	412,540	411,520
Total liabilities	2,142,713	1,485,472	993,894	567,969	529,552
Stockholders’ equity (5)	80,948	336,163	532,888	592,311	926,651

(1)	Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. Consistent with regulatory requirements, EBITDA includes Loss from de-leveraging transactions and Other income. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

	Years ended December 31,
(in thousands)	2005	2004	2003	2002	2001
Reconciliation of Net loss to EBITDA:
Net loss as reported	$(666,715)	$(642,368)	$(584,535)	$(495,012)	$(284,379)
Add back non-EBITDA items included in net loss:
Interest income	(23,586)	(6,239)	(3,066)	(5,111)	(15,198)
Interest expense	107,791	85,757	110,349	63,573	18,131
Depreciation & amortization	145,870	147,165	158,317	118,588	42,660
Provision for deferred income taxes	2,330	27,317	—	—	—

EBITDA	$(434,310)	$(388,368)	$(318,935)	$(317,962)	$(238,786)

(2)	We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those that are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments.
(3)	In addition to the Cash and cash equivalents available to the Company, during 2003, GM provided the Company with a $100.0 million Senior Secured Credit Facility, maturing as late as December 2009 that enables the Company to make monthly draws to finance payments that become due under the Company’s distribution agreement with OnStar Corporation and other GM payments. This facility was amended in January 2004 and became a revolver. GM also provided the Company with an equity facility to make future subscriber acquisition payments up to $35.0 million.
(4)	Total deferred income at December 31, 2005 includes $151.2 million related to the our investment in XM Canada, which is more fully discussed in Note 7 of the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K.
(5)	We have not declared or paid any dividends on our Class A common stock since our date of inception.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition and consolidated results of operations. Expectations of our future financial condition and results of operations are based on our current business plan. This discussion should be read together with our Consolidated Financial Statements and accompanying Notes beginning on page F-1 in Item 8. of this Form 10-K.

Executive Summary

We are America’s leading satellite radio service company, providing music, news, talk, information, entertainment and sports programming for reception by vehicle, home and portable radios nationwide and over the Internet to over 6 million subscribers. Our basic monthly subscription fee is $12.95. We believe XM Radio appeals to consumers because of our innovative and diverse programming, nationwide coverage, our many commercial-free music channels and digital sound quality.

The full channel lineup as of January 31, 2006 includes over 160 channels. We broadcast from our studios in Washington, DC, New York City, including Jazz at Lincoln Center, and the Country Music Hall of Fame in Nashville. We added new and innovative programming to our core channel categories of music, sports, news, talk and entertainment. Also included in the XM radio service, at no additional charge, are the XM customizable sports and stock tickers available to users of the latest receivers such as SkyFi 2, XM2go and Roady XT.

Broad distribution of XM Radio through the new automobile market and through the consumer electronics aftermarket is central to our business strategy. We are the leader in satellite-delivered entertainment and data services for the automobile market through partnerships with General Motors, Honda/Acura, Toyota/Lexus/Scion, Hyundai, Nissan/Infiniti, Porsche, Suzuki, and Isuzu and available in more than 130 different vehicle models for model year 2006. XM radios are available in the aftermarket under the Delphi, Pioneer, Alpine, Audiovox, Tao, Sony and Polk brand names at national consumer electronics retailers, such as Best Buy, Circuit City, Wal-Mart and other national and regional retailers. These mass market retailers support our expanded line of car stereo, home stereo, plug and play and portable handheld products.

Our accomplishments in operating and growing our business in 2005 are described in Item 1. Business.

We summarize our business growth and operational results through the metrics of subscriber growth, revenue growth, ARPU, SAC, CPGA and EBITDA.

•	During 2005, our ending subscribers increased 84 percent compared to December 31, 2004, to 5,932,957 subscribers.

•	Our total revenues in 2005 were $558.3 million, more than doubling from $244.4 million in 2004.

•	Our average monthly subscription revenue per subscriber (ARPU) increased from $8.68 in 2004 to $9.51 in 2005.

•	Subscriber Acquisition Costs (SAC) increased from $62 in 2004 to $64 in 2005,

•	Cost Per Gross Acquisition (CPGA) increased from $100 in 2004 to $109 in 2005.

•	Our EBITDA loss increased from $(388.4) million in 2004 to $(434.3) million in 2005.

Greater detail regarding these key metrics we use to monitor our business growth and our operational results are as follows:

	Years ended December 31,
	2005	2004	2003
EBITDA (in thousands) (1)	$(434,310)	$(388,368)	$(318,935)
Subscriber Data:
Net Subscriber Additions (2)	2,703,833	1,868,896	1,013,069

Aftermarket, OEM & Other Subscribers (3)	5,409,066	2,800,501	1,018,963
Subscribers in OEM Promotional Periods (4)	460,615	401,988	320,473
XM Activated Vehicles with Rental Car Companies (5)	43,928	26,635	20,792
Data Services Subscribers (6)	19,348	—	—

Total Ending Subscribers (3)(4)(5)(6)(7)	5,932,957	3,229,124	1,360,228

Revenue Data (monthly average):
Subscription Revenue per Aftermarket, OEM & Other Subscriber	$9.97	$9.26	$9.59
Subscription Revenue per Subscriber in OEM Promotional Periods	$5.79	$5.82	$6.48
Subscription Revenue per XM Activated Vehicle with Rental Car Companies	$9.88	$9.26	$5.54
Subscription Revenue per Subscriber of Data Services	$34.23	—	—

Average Monthly Subscription Revenue per Subscriber (ARPU) (8)	$9.51	$8.68	$8.97
Net Ad Sales Revenue per Subscriber (9)	$0.38	$0.33	$0.47
Activation, Equipment and Other Revenue per Subscriber	$0.68	$0.58	$1.08

Total Revenue per Subscriber	$10.57	$9.59	$10.52

Expense Data:
Subscriber Acquisition Costs (“SAC”) (10)	$64	$62	$75
Cost Per Gross Addition (“CPGA”) (11)	$109	$100	$137

(1)	Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. Consistent with regulatory requirements, EBITDA includes Loss from de-leveraging transactions and Other income. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.
(2)	Total net subscriber additions for the year ended December 31, 2005, include 1,723,006 retail (includes data services), 963,534 OEM, and 17,293 rental cars.
(3)	Ending subscribers at December 31, 2005 include 1,127,350 family plan subscriptions at a multi-unit rate of $6.99 per radio per month.
(4)	OEM Promotional Subscribers — See definition and further discussion under OEM Promotional Subscribers on page 36.

	Years ended December 31,
(in thousands)	2005	2004	2003
Reconciliation of Net loss to EBITDA:
Net loss as reported	$(666,715)	$(642,368)	$(584,535)
Add back non-EBITDA items included in net loss:
Interest income	(23,586)	(6,239)	(3,066)
Interest expense	107,791	85,757	110,349
Depreciation & amortization	145,870	147,165	158,317
Provision for deferred income taxes	2,330	27,317	—

EBITDA	$(434,310)	$(388,368)	$(318,935)

(5)	Rental car activity commenced in late June 2003. For the initial model year 2003 XM-enabled rental vehicles, XM received payments based on the use of the service. Customers were charged $2.99 per day per vehicle for use of the XM service, on which XM received a revenue share. For subsequent model year 2004 and later vehicles, XM receives $10 per subscription per month.
(6)	Data Services Subscribers are those subscribers that are receiving services that include stand-alone XM WX Satellite Weather service and stand-alone XM Radio Online service. Stand-alone XM WX Satellite Weather service packages range in price from $29.99 to $99.99 per month. Stand-alone XM Radio Online service is $7.99 per month.
(7)	Subscribers — See definition and further discussion under Subscribers on page 36.
(8)	ARPU — See definition and further discussion under Average Monthly Subscription Revenue Per Subscriber on page 38.
(9)	Net Ad Sales Revenue includes sales of advertisements and program sponsorships on the XM network net of agency commissions.
(10)	SAC — See definition and further discussion under Subscriber Acquisition Costs on page 40.
(11)	CPGA — See definition and further discussion under Cost Per Gross Addition on page 41.

Results of Operations

	Years Ended December 31,
(in thousands)	2005	2004	2003
Revenue:
Subscription	$502,612	$220,468	$78,239
Activation	10,066	4,814	1,868
Merchandise	18,182	7,261	6,692
Net ad sales	20,103	8,485	4,065
Other revenue	7,303	3,415	917

Total revenue	558,266	244,443	91,781

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	93,874	50,676	26,440
Customer care & billing operations	76,222	40,887	25,945
Cost of merchandise	40,707	11,557	9,797
Ad sales	10,058	6,165	3,257
Satellite & terrestrial	42,355	35,922	39,692
Broadcast & operations:
Broadcast	16,609	10,832	7,689
Operations	24,460	13,192	12,023

Total broadcast & operations	41,069	24,024	19,712
Programming & content	101,008	32,704	23,109

Total cost of revenue	405,293	201,935	147,952
Research & development (excludes depreciation & amortization, shown below)	31,218	23,513	12,285
General & administrative (excludes depreciation & amortization, shown below)	43,864	28,555	27,418
Marketing (excludes depreciation & amortization, shown below):
Retention & support	22,275	13,286	7,873
Subsidies & distribution	264,719	165,704	92,521
Advertising & marketing	163,312	88,076	64,309

Marketing	450,306	267,066	164,703
Amortization of GM liability	37,250	37,250	35,564

Total marketing	487,556	304,316	200,267
Depreciation & amortization	145,870	147,165	158,317

Total operating expenses	1,113,801	705,484	546,239

Operating loss	(555,535)	(461,041)	(454,458)
Other income (expense):
Interest income	23,586	6,239	3,066
Interest expense	(107,791)	(85,757)	(110,349)
Loss from de-leveraging transactions	(27,552)	(76,621)	(24,749)
Other income	2,907	2,129	1,955

Net loss before income taxes	(664,385)	(615,051)	(584,535)
Provision for deferred income taxes	(2,330)	(27,317)	—

Net loss	$(666,715)	$(642,368)	$(584,535)

The following table sets forth select performance measures on an average subscriber basis and as a percentage of total revenue:

Annual amounts per Average Subscriber (1)				Amounts as a Percentage of Total Revenue
Years Ended December 31,				Years Ended December 31,
2005	2004	2003		2005	2004	2003
$122	$107	$108	Total revenue	100%	100%	100%
110	96	92	Subscription revenue	90	90	85
4	4	5	Net ad sales	4	3	4
(88)	(88)	(173)	Total cost of revenue	73	83	161
(20)	(22)	(31)	Revenue share & royalties	17	21	29
(17)	(18)	(30)	Customer care & billing operations	14	17	28
(9)	(5)	(11)	Cost of merchandise	7	5	11
(9)	(16)	(46)	Satellite & terrestrial	8	15	43
(9)	(10)	(23)	Broadcast & operations	7	10	21
(22)	(14)	(27)	Programming & content	18	13	25
(10)	(12)	(32)	General & administrative	8	12	30
(106)	(133)	(235)	Total Marketing	87	124	218
(58)	(72)	(108)	Subsidies & distribution	47	68	101
(36)	(38)	(75)	Advertising & marketing	29	36	70
(95)	(169)	(374)	EBITDA loss (2)	78	159	347

(1)	Average subscribers are calculated as the averages of the beginning and ending subscriber balances for each year.
(2)	EBITDA loss — See definition and further discussion under EBITDA on page 42.

Subscribers

Subscribers — Subscribers are those who are receiving and have agreed to pay for our satellite audio service and/or data services, either by credit card or by invoice, including those who are currently in promotional periods paid for by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our satellite audio service and/or data services. Radios that are revenue generating are counted individually as subscribers. Subscribers are the primary source of our revenues. Our target market is the over 230 million registered vehicles and over 110 million households in the United States. We lead the broad market adoption of satellite radio with over 5.9 million subscribers at the end of 2005. The rate of growth of our aftermarket subscriber base increases during the retail holiday seasons and with our promotional activities. OEM subscriber growth is driven primarily by the number of XM-enabled vehicles manufactured and fluctuates with OEM promotional activity.

OEM Promotional Subscribers — OEM Promotional Subscribers are subscribers who have either a portion or their entire subscription fee paid for by an OEM for a fixed period following the initial purchase or lease of the vehicle. Currently, at the time of sale, vehicle owners generally receive a three month prepaid trial subscription. XM generally receives two months of the three month trial subscription from the vehicle manufacturer. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. The automated activation program provides activated XM radios on dealer lots for test drives. GM and Honda generally indicate the inclusion of three months free of XM service on the window sticker of XM-enabled vehicles. Under the auto-activation programs, subscribers are included in our OEM promotional subscriber count from the time of vehicle purchase or lease, through the period of trial service plus an additional 30 days. We measure the success of these promotional programs based on the percentage that elect to receive the XM service and convert to self-paying subscribers after the initial promotion period. We refer to this as the “conversion rate.” We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications. We expect subscribers in OEM promotional periods to continue to grow as a result of planned production increases of XM enabled vehicle models under existing OEM partner agreements to include more models offering our service.

•	2005 – 2004. Ending subscribers at December 31, 2005 increased 84 percent compared to December 31, 2004. Net subscriber additions include 1,723,006 retail (includes data services), 963,534 OEM, and 17,293 rental cars.

Retail Subscribers — Retail ending subscribers grew 92 percent during 2005 compared to 2004. We attribute this growth primarily to consumer appeal for the quality and diversity of our programming, our innovative radios delivered to market at attractive price points, as well as strategically increasing our points of presence in the retail channels. We leveraged these factors with increased strategic marketing to drive our 2005 growth.

OEM Subscribers — OEM ending subscribers grew 73 percent during 2005 compared to 2004. During 2005, XM was available on over 130 vehicle models, with approximately 120 of those offered as OEM factory-installed options. These figures represented an increase of over 40 models with XM as a factory-installed option from 2004. During 2005, General Motors produced its 3 millionth vehicle with a factory-installed XM radio and announced plans to manufacture 1.55 million vehicles factory-installed with XM in the 2006 calendar year. In October 2005, Honda announced its plans to factory-install over 550,000 of its 2006 models with XM Radio, compared to the 2005 target of 400,000. XM’s OEM partners at the end of 2005 represented approximately 60 percent of the U.S. auto market. The conversion rate for 2005 decreased slightly to 57 percent compared to 59 percent for 2004 primarily as a result of the April 2005 30 percent rate increase.

•	2004 – 2003. Ending subscribers at December 31, 2004 increased 137 percent compared to December 31, 2003. Net subscriber additions include 1,057,347 retail, 805,706 OEM, and 5,843 rental cars.

Retail Subscribers — Retail ending subscribers grew 129 percent during 2004 compared to 2003. Retail subscriber growth increased due to broad market appeal for satellite radio services, our expanded retail points of presence with large retailers such as Wal-Mart and Target, and our advanced radio technologies.

OEM Subscribers — OEM ending subscribers grew 155 percent during 2004 compared to 2003. During 2004, XM was available on over 100 vehicle models, with approximately 80 of those offered as OEM factory-installed options. These figures represented an increase of over 30 new vehicle models with the XM Radio option. During 2004, General Motors achieved a major milestone in signing up its 1 millionth XM subscriber. XM’s OEM partners at the end of 2004 represented approximately 55 percent of the U.S. auto market. The conversion rate for 2004 was 59 percent compared to 74 percent for 2003. The decrease in the conversion rate is due to the implementation of an automated factory activation process during the first quarter of 2004 that streamlined the radio activation process for the dealers. The implementation of the fully automated factory activation program increased the number of subscribers originating from our OEM distribution channel, but resulted in a decline in our overall conversion rate.

Revenue

Subscription Revenue — Subscription revenue consists primarily of our monthly subscription fees for our satellite audio service and data services charged to consumers, commercial establishments and fleets, which are recognized as the service is provided. Revenues received from vehicle manufacturers for promotional service programs are included in Subscription revenue. At the time of sale, vehicle owners generally receive a three month trial subscription and are included in OEM promotional subscribers. We generally receive payment for two months of the three month trial subscription period from the vehicle manufacturer. Our subscriber arrangements are generally cancelable without penalty. Promotions and discounts are treated as a reduction to revenue during the period of the promotion. Sales incentives, consisting of rebates to subscribers, offset Subscription revenue. Discounts on equipment sold with service are allocated to equipment and service based on the relative fair values of delivered items. Subscription revenue growth is predominantly driven by the growth in our subscriber base but is affected by fluctuations in the percentage of subscribers in our various discount plans and rate changes. Additionally, the timing of subscriber additions affects comparability between years.

•	2005 – 2004. Subscription revenue growth during 2005 was 128 percent, due primarily to our April 2, 2005 30 percent rate increase and 84 percent increase in subscribers, partially offset by an increase in subscribers on discount plans. In February 2005, we announced that effective April 2, 2005 we were expanding our basic service package and increasing our monthly subscription price to $12.95 from $9.99. Existing customers were able to lock in a discounted rate by signing up for a pre-paid plan of up to five years prior to mid-April 2005. The expanded basic service now includes the Internet service XM Radio Online (previously $3.99 per month) and the High Voltage Channel (previously $1.99 per month), both of which were premium services prior to this change. During 2005, Subscription revenue included $35.0 million from related parties for subscription fees paid under OEM promotional agreements, compared with $25.0 million in 2004.

•	2004 – 2003. Subscription revenue growth during 2004 was primarily driven by the growth in our subscriber base. For 2004, Subscription revenue included $25.0 million from related parties for subscription fees paid under OEM promotional agreements, compared with $8.5 million in 2003.

Average Monthly Subscription Revenue Per Subscriber (“ARPU”) — Average monthly subscription revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates) divided by the monthly weighted average number of subscribers for the period reported. Average monthly revenue per subscriber is a measure of operational performance and not a measure of financial performance under generally accepted accounting principles. Average monthly subscription revenue per subscriber will fluctuate based on promotions, changes in our rates, as well as the adoption rate of annual and multi-year prepayment plans, multi-radio discount plans (such as the family plan) and premium services. We expect that ARPU will continue to slowly increase into 2006 as more subscribers are added and existing subscribers are converted to the new rate.

•	2005 – 2004. ARPU increased as a result of the addition of new subscribers at the new rates as well as the transition of existing subscribers to the new rate. The increase in the monthly subscription price is effective for all billing cycles on or after April 2, 2005, and therefore, will be implemented over time. Ending subscribers include 1,127,350 family plan subscriptions at a multi-unit rate of $6.99 per radio per month.

•	2004 – 2003. ARPU decreased primarily as a result of the popularity of our multi-year prepayment plan and multi-radio (“family plan”) discounted programs. Ending subscribers include 376,049 family plan subscriptions at a multi-unit rate of $6.99 per radio per month.

Net Ad Sales — Net ad sales revenue consists of sales of advertisements and program sponsorships on the XM network that are recognized in the period in which they are broadcast. Net ad sales revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Net ad sales revenue is presented net of agency commissions in the Consolidated Statements of Operations.

•	2005 – 2004. Net Ad sales revenue increased $11.6 million or 137 percent during 2005 as compared to 2004. This growth was driven by increased spending by current advertisers as well as the addition of new advertisers. We expect this trend to continue through 2006.

•	2004 – 2003. Net Ad sales revenue increased of $4.4 million or 109 percent during 2004 as compared to 2003.

Operating Expenses

Cost of Revenue — The cost of revenue continued to decrease as a percentage of revenue, which is reflected in the favorable growth in gross margins of $153 million, $43 million, and $(56) million for the years ended December 31, 2005, 2004, and 2003, respectively.

Revenue Share & Royalties — Revenue share & royalties includes performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM, and royalties paid to radio technology providers and revenue share expenses associated with manufacturing and distribution partners and content providers. These costs are driven by our subscriber base and broadcast content. These expenses as a percentage of total revenue have continued to decrease from 2003 through 2005, despite increasing in dollars. We expect these costs to continue to increase with the growth in revenues and subscribers, and will fluctuate based on future agreements that include entering into new contracts and the renegotiation of existing contracts. For a further discussion of license fees for music rights see above under the heading “Risk Factors — We must maintain and pay license fees for music rights, and we may have disputes with copyright holders”.

•	2005 – 2004. These costs increased $43.2 million or 85 percent, which was primarily driven by an increase in shared revenue with distribution partners due to increased subscribers and revenue. Additionally, royalties increased due to increased subscribers and ad sales revenue.

•	2004 – 2003. These costs increased $24.2 million or 92 percent as a result of our growth in subscriber base and revenues.

Customer Care & Billing Operations — Customer care & billing operations expense includes expenses from customer care functions as well as internal information technology costs associated with front office applications. These costs are primarily driven by the volume and rate of growth of our subscriber base. These expenses as a percentage of total revenue have continued to decrease from 2003 through 2005, despite increasing in dollars. We expect Customer care &

billing operations expense to continue to increase as we add subscribers but decrease on an average cost per subscriber basis.

•	2005 – 2004. These expenses increased $35.3 million or 86 percent which was driven by our subscriber growth and resulted in increased costs associated with customer care functions, credit card processing, bad debt and internal information technology.

•	2004 – 2003. These expenses increased $14.9 million or 58 percent, which was primarily the result of an increase in subscribers.

Cost of merchandise — We sell merchandise direct to consumers through XM’s online store and XM-owned kiosks. Cost of merchandise consists primarily of the cost of radios and accessories, including hardware manufacturer subsidies, and related fulfillment costs associated with the direct sale of this merchandise. These costs are primarily driven by the volume of radios sales, which is affected by promotional programs.

•	2005 – 2004. These cost increased $29.2 million or 252 percent, which was primarily the result of our 2005 fourth quarter promotional programs to compete with the launch of Howard Stern by our competitor.

•	2004 – 2003. These costs increased only slightly during 2004 as compared to 2003.

Satellite & Terrestrial — Satellite & terrestrial includes costs related to: telemetry, tracking and control of our three satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and operating lease payments. We expect these expenses to continue to decrease as a percentage of total revenue and on an average cost per subscriber basis despite an expected increase in total costs due to the planned launch and operation of our fourth satellite as well as the expansion of our terrestrial repeater network during 2006.

•	2005 – 2004. These costs increased $6.4 million or 18 percent, which was primarily the result of an increase in in-orbit satellite insurance expense and performance incentives related to XM-3, which was launched in the first quarter of 2005.

•	2004 – 2003. These costs decreased only slightly during 2004 as compared to 2003.

Broadcast & Operations — Broadcast and operations includes costs associated with the management and maintenance of systems and facilities as well as information technology expense. Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content via satellite broadcast, web and other new distribution platforms. The advertising trafficking (scheduling and insertion) functions are also included. Operations expense includes facilities and information technology expense. These expenses as a percentage of total revenue have continued to decrease from 2003 through 2005, despite increasing in dollars.

•	2005 – 2004. These costs increased $17.0 million or 71 percent and were driven by $5.8 million in increased costs associated with enhancements to and maintenance of the broadcast systems infrastructure. Broadcast expenses are expected to increase with new content initiatives. Operations expenses increased $11.2 million mainly due to an increase in the general operating costs associated with the newly expanded corporate facility and accompanying infrastructure.

•	2004 – 2003. These costs increased only slightly during 2004 as compared to 2003.

Programming & Content — Programming & content include the creative, production and licensing costs associated with our over 160 channels of XM-original and third party content. We view Programming and content expenses as a cost of attracting and retaining subscribers. This includes costs of programming staff and fixed payments for third party content. These costs are primarily driven by programming initiatives. These expenses have increased from 2003 to 2005, and although our expenses for Programming and content are not tied to subscriber counts, these expenses have varied as a percentage of revenue due to the fact that our revenue growth has surpassed our growth in expenses for Programming and content. We expect these expenses to increase in future periods as a result of programming initiatives, such as launch of Oprah & Friends in 2006, as well as incurring the full year of expense from other programming initiatives launched in 2005, but to remain relatively flat on a per subscriber basis.

•

2005 – 2004. These costs increased $68.3 million or 209 percent and were driven primarily by costs in support of new or full year impact of programming initiatives, including Major League Baseball®, PGA TOUR® Network, XM Deportivo, Fox News, Fox News Talk, the Take Five women’s programming channel, and the

National Hockey League®. We launched our MLB programming in mid-February 2005. We paid $50 million for the 2005 season and will pay $60 million per season thereafter. Our MLB seasons run for the twelve month period beginning in February of each year.

•	2004 – 2003. These costs increased $9.6 million or 42 percent and were driven primarily by staffing and content related expenses in support of new 2004 programming initiatives, including Instant Traffic and Weather channels, Opie & Anthony and XM Public Radio.

General & Administrative — General & administrative expense primarily include management’s salaries and benefits, professional fees, general business insurance, as well as other corporate expenses. These costs have been predominantly driven by personnel costs and infrastructure expenses to support our growing subscriber base. These expenses as a percentage of total revenue have continued to decrease from 2003 through 2005, despite increasing in dollars.

•	2005 – 2004. These costs increased $15.3 million or 54 percent and were driven primarily by an increase in headcount and legal fees associated with the satellite arbitration and strategic relationships entered into during 2005.

•	2004 – 2003. These costs increased slightly and primarily resulted from an increase in director and officer insurance premiums and in non-cash stock-based compensation charges for consultants, offset in part by a decrease in costs incurred for professional services.

Marketing — Total marketing expenses consist of the direct cost to acquire a subscriber, which include subsidization to drive retail price points, distribution commissions and discretionary costs consisting of advertising and brand development. Included in total Marketing expenses is the Amortization of GM liability, which is relatively fixed and is not expected to change in the near future. We expect total marketing expense to continue to increase; however, we expect the average cost to acquire a new subscriber will decrease.

Subsidies & Distribution — These direct costs include the subsidization of radios manufactured, commissions for the sale and activation of radios and certain promotional costs. These costs are primarily driven by the volume of XM-enabled vehicles manufactured, sales and activations of radios through our retail channel, and promotional activity. We expect these costs to increase with planned production increases of XM-enabled vehicles and as we increase sales of radios through our retail channels, however, we expect these costs to decrease on an average cost per new subscriber in 2006.

•	2005 – 2004. These costs increased $99.0 million or 60 percent and were driven primarily by the 84 percent increase in subscribers.

•	2004 – 2003. These costs increased $73.2 million or 79 percent and were driven primarily by the increase in subscribers, new activations, and GM vehicles equipped with XM radios.

Subscriber Acquisition Costs — Subscriber acquisition costs include Subsidies and distribution costs, excluding on-going loyalty payments to distribution partners, and negative margins from direct sales of merchandise. Subscriber acquisition costs are divided by the appropriate per unit gross additions or units manufactured to calculate what we refer to as “SAC.” We expect SAC to decrease in 2006 primarily as a result of a return to normal levels of subsidization and promotional activities as compared to the fourth quarter of 2005.

•	2005 – 2004. During 2005 and 2004, we incurred subscriber acquisition costs of $266.9 million and $157.5 million, respectively. SAC for 2005 and 2004 was $64 and $62, respectively. The increase in SAC for 2005 as compared to 2004 is primarily the result of the increase in negative margins on direct hardware sales, subsidies and promotions during the fourth quarter of 2005 as a result of our response to control retail hardware price points to compete with the launch of Howard Stern by our competitor, as well as the mix of radios sold and distribution channels during the quarter.

•	2004 – 2003. During 2004 and 2003, we incurred subscriber acquisition costs of $157.5 million and $88.8 million, respectively. SAC for 2004 and 2003 was $62 and $75, respectively. The decline in SAC for 2004 as compared to 2003 is due primarily to the decline in manufacturer subsidies as a result of research and development efforts to reduce chipset costs.

Advertising & Marketing — These activities drive our sales, establish our brand recognition, facilitate our growth, and drive product innovation. We achieve success in these areas through coordinated marketing campaigns that include retail advertising through various media, cooperative advertising with our retail and OEM partners, sponsorships, and ongoing market research. These costs fluctuate based on the timing of these activities. Historically, we have significant advertising and marketing campaigns geared towards the holiday season. We do not expect these costs to increase substantially in the future in total dollars and expect that they will decrease as an incremental component of CPGA.

•	2005 – 2004. These costs increased $75.2 million or 85 percent and were primarily driven by increases in retail media expenses and cooperative marketing which has resulted in the broadening of our presence in radio, television, print, Internet, stores, and malls.

•	2004 – 2003. These costs increased $23.8 million or 37 percent and were primarily driven by increases in retail marketing and media advertising expenses.

Cost Per Gross Addition (“CPGA”) — CPGA costs include the amounts in SAC, as well as Advertising and marketing, which includes advertising, media and other discretionary marketing expenses. CPGA costs do not include marketing staff (included in Retention & support) or the amortization of the GM guaranteed payments (included in Amortization of GM liability). In our financial statements, SAC costs are captured in Subsidies & distribution and the negative margins from equipment sales, while CPGA costs are primarily captured by the combination of Subsidies & distribution, Advertising & marketing, plus the negative margins from equipment sales. These costs are divided by the gross additions for the period to calculate Average CPGA. We expect CPGA to decrease in 2006 primarily as a result of a return to normal levels of subsidization and promotional activities as compared to the fourth quarter of 2005.

•	2005 – 2004. During 2005 and 2004, we incurred CPGA expenses of $449.4 million, and $257.9 million, respectively. Average CPGA for 2005 and 2004 was $109 and $100, respectively. The increase in CPGA is due primarily to the fourth quarter of 2005 increase in SAC, and the substantial one-time increase in discretionary advertising and marketing expenses, primarily media, in response to our competitor’s launch of Howard Stern.

•	2004 – 2003. During 2004 and 2003, we incurred CPGA expenses of $257.9 million, and $159.9 million, respectively. Average CPGA for 2004 and 2003 was $100 and $137, respectively. The decline in CPGA for 2004 as compared to 2003 is due to the combined impacts of the declines in manufacturer subsidies, discretionary advertising and marketing expenses and an increase in the number of activations.

Depreciation & Amortization — Depreciation and amortization expense as a percentage of total revenue is continuing to decrease and has decreased in dollars as well. We expect these expenses to increase in 2006 due to the inclusion of a full year of depreciation related to XM-3 and the addition of a partial year of depreciation based on the expected launch of XM-4 in the second half of 2006.

•	2005 – 2004. These costs decreased slightly primarily due to lower depreciation on XM-1 and XM-2 as a result of recording approximately $134 million of insurance proceeds as a reduction to the carrying values of our satellites in August 2004 offset partially by increased depreciation related to XM-3 which was placed into service in April 2005 as well as other additional 2005 capital expenditures.

•	2004 – 2003. These costs decreased $11.2 million or 7 percent and were primarily driven by decreases due to lower depreciation on XM-1 and XM-2 as a result of the August 2004 insurance proceeds of approximately $134 million reducing the carrying values of our satellites in August 2004.

Net Non-operating Expenses

Other Income (Expense) — Other income (expense) consists primarily of net costs associated with financing activities. We expect Interest income to decrease in the near future as average cash balances decrease and yields stabilize.

Net costs associated with financing activity — Costs associated with financing activities include Interest income, Interest expense, and de-leveraging costs.

•

2005 – 2004. Interest expense increased $22.0 million, which was offset by a $17.3 million increase in Interest income and a $49.1 million decrease in de-leveraging charges. The increase in Interest expense during 2005 was primarily the result of $7.3 million increase in de-leveraging related costs recognized as Interest expense in 2005, $7.7 million reduction in interest costs capitalized in 2005, and the increase in Interest expense associated with the $400 million 1.75% convertible senior notes due 2009 aggregate issuance in November 2004 and January 2005. The increase in Interest income was primarily attributable to higher average balances of cash and cash equivalents during 2005. For the years ended December 31, 2005 and 2004, we recorded de-leveraging charges of $27.6 million and $76.6 million to retire debt with carrying values including accrued interest of

$80.0 million and $206.1 million, respectively. We estimate that we were able to eliminate $45.0 million in interest payments over the next four years.

•	2004 – 2003. Interest expense decreased $24.6 million, which was offset by a $51.9 million increase in de-leveraging charges. The decrease in Interest expense was primarily attributable to an increase in capitalization of interest costs due to increased capital expenditures for the system under construction. For the years ended December 31, 2004 and 2003, we recorded de-leveraging charges of $76.6 million and $24.7 million to retire debt with carrying values including accrued interest of $206.1 million and $125.2 million, respectively.

Provision for Deferred Income Taxes — In 2004, we recorded a deferred tax liability related to indefinite lived assets that are amortized and deducted for tax purposes but are not amortized under generally accepted accounting principles. We will continue to incur approximately $2.3 million in annual tax expense as the indefinite lived assets are amortized for tax purposes over the next 12 years.

•	2005 – 2004. Beginning in the second quarter of 2004, we have recorded tax expense of approximately $0.6 million per quarter related to the amortization of the indefinite lived assets for tax purposes. In 2004, we recorded a total provision for deferred income tax expense of $27.3 million as the result of recording a deferred tax liability related to indefinite lived assets.

•	2004 – 2003. We recorded a provision for deferred income taxes expense of $27.3 million during 2004. This was the result of our recording of a deferred tax liability related to indefinite lived assets that are amortized and deducted for tax purposes but are not amortized under generally accepted accounting principles.

EBITDA

EBITDA — Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. Consistent with regulatory requirements, EBITDA includes Loss from de-leveraging transactions and Other income. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. EBITDA loss is continuing to decrease as a percentage of revenue, despite increasing in dollars.

•	2005 – 2004. EBITDA loss increased $45.9 million or 12 percent but decreased as a percentage of revenue and on a per average subscriber basis. Included in EBITDA are de-leveraging charges of $27.6 million and $76.6 million in 2005 and 2004, respectively. The decreased loss as a percentage of revenue reflects our revenue growth and margin improvement, offset in part by an increase in discretionary marketing costs as well as operating costs as a result of our subscriber growth.

•	2004 – 2003. EBITDA loss increased $69.4 million or 22 percent but decreased as a percentage of revenue. Included in EBITDA are de-leveraging charges of $76.6 million and $24.7 million in 2004 and 2003, respectively. The increased loss reflects our increase in operating costs as a result of our subscriber growth and increase in losses associated with de-leveraging transactions, offset in part by revenue growth and margin improvement as well as a decline in the costs to acquire each new subscriber.

Liquidity and Capital Resources

Overview

We have experienced and expect to continue to experience significant growth in demand for our products and services. This growing demand has required and will continue to require us to invest significant amounts in our business. Since inception through December 31, 2005, we have raised proceeds of $3.5 billion, net of offering costs, through equity and debt offerings. We have historically had negative cash flows from operations and expect that trend to continue for 2006. Our ability to become profitable depends upon many factors, some of which are identified below under the caption entitled “Future Operating Liquidity and Capital Resource Requirements.” Our principal sources of liquidity are our cash and cash equivalents, cash received for pre-paid subscriptions, our GM facilities, as well as cash provided by financing activities. We also have significant outstanding contracts and commercial commitments that need to be paid in cash or through credit or equity facilities over the next several years. These contract commitments are comprised of subsidies and distribution costs, rights and royalty fees, revenue share arrangements, programming costs, repayment of long-term debt, lease payments and service payments. Our ability to become profitable also depends upon other factors identified below under the caption entitled “Future Operating Liquidity and Capital Resource Requirements.”

The following table presents a summary of our cash flows, beginning and ending cash balances for years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
(in thousands)	2005	2004	2003
Cash flows used in operating activities	$(168,449)	$(85,552)	$(245,123)
Cash flows provided by (used in) investing activities	(207,789)	(36,329)	14,621
Cash flows provided by financing activities	369,362	421,441	615,991

Net increase (decrease) in cash and cash equivalents	(6,876)	299,560	385,489
Cash and cash equivalents at beginning of period	717,867	418,307	32,818

Cash and cash equivalents at end of period	$710,991	$717,867	$418,307

Operating Activities — Operating activities primarily consist of net loss adjusted for certain non-cash items including depreciation, amortization, accretion of interest, and net non-cash loss on redemption of notes and the effect of changes in working capital.

•	During 2005, cash used in operating activities was $168.5 million, consisting of a net loss of $666.7 million adjusted for net non-cash expenses of $262.9 million and $235.3 million provided by working capital as well as other operating activities. Included in cash provided by working capital is a $208.3 million increase in Subscriber deferred revenue, as a result of subscribers signing up for discounted annual and multi-year pre-payment plans, $125.8 million increase in current trade liabilities and accruals due to the expansion of general business operations, partially offset by a $99.6 million increase in Prepaids and other assets primarily for programming during 2005.

•	During 2004, cash used in operating activities was $85.6 million, consisting of a net loss of $642.4 million adjusted for net non-cash expenses of $317.9 million and $238.9 million provided by working capital as well as other operating activities. Included in cash provided by working capital is a $98.5 million increase in Subscriber deferred revenue and a $82.8 million increase in amounts Due to related parties.

•	During 2003, cash used in operating activities was $245.1 million, consisting of a net loss of $584.5 million adjusted for net non-cash expenses of $250.1 million and $89.3 million provided by working capital as well as other operating activities. Included in cash provided by working capital is a $41.6 million increase in Subscriber deferred revenue and a $59.4 million increase in current trade liabilities during 2003.

Investing Activities — Investing activities primarily consist of capital expenditures and purchases and sales of marketable debt and equity securities.

•	During 2005, cash used in investing activities was $207.8 million, primarily consisting of $179.8 million in capital expenditures, $27.0 million used for equity investments. Capital expenditures consisted primarily of expenditures for the construction and launch of XM-3 and the construction of XM-4, computer systems infrastructure and broadcast facilities, and the construction of the backup uplink facility during 2005.

•	During 2004, cash used in investing activities was $36.3 million, primarily consisting of $169.9 million of capital expenditures, offset partially by $133.9 million of the satellite insurance settlement discussed below.

•	During 2003, cash provided by investing activities was $14.6 million, primarily consisting of proceeds from investments partially offset by capital expenditures.

July 2004 Satellite Insurance Settlement — In July 2004, the Company reached agreement with insurers covering 80 percent of the aggregate sum insured at a settlement equal to 44.5 percent of the proportionate amount covered by each of these insurers, representing a total settlement of $142 million. The total settlement included $133.9 million in cash claim receipts and $8.4 million cash and non-cash adjustments. For a further discussion, see Note 17 of the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K.

Financing Activities — Financing activities primarily consist of proceeds from debt and equity financings, issuance of common stock pursuant to stock option exercises, and repayments of debt.

•	During 2005, cash provided by financing activities was $369.4 million, primarily consisting of net proceeds of $300.0 million provided by the issuance of approximately 9.7 million shares of Class A common stock, $100.0 million from the issuance of 1.75% Convertible Senior Notes from an over-allotment option that was exercised in January 2005 offset by the repayment of the remaining $22.8 million principal balance of 14% Senior Secured Notes due 2010, and the repayment of $15.0 million principal balance of 12% Senior Secured Notes due 2010.

•	During 2004, cash provided by financing activities was $421.4 million; primarily consisting of $300.0 million provided by the issuance of 1.75% Convertible Senior Notes due 2009, $200.0 million provided by the issuance of Senior Secured Floating Rate Notes due 2009 and $185.5 million provided by the issuance of 7 million shares of Class A common in January 2004, offset in part by the repayment of $184.2 million of related party debt, and the repayment of $83.0 million of secured debt.

•	During 2003, cash provided by financing activities was $616.0 million, primarily consisting of $253.1 million provided from the issuance of common stock and $395.0 million provided from issuance of debt and refinancings partially offset by repayments and repurchases. The proceeds from the issuance of common stock resulted primarily from the issuance of 11.3 million shares of Class A common stock in September 2003 that yielded gross proceeds of $150 million and the issuance of 10.8 million shares of Class A common stock under our Direct Stock Purchase Program that yielded proceeds of $66 million. In January 2003, we placed $279.3 million aggregate principal amount at maturity of our 10% Senior Secured Discount Convertible Notes due December 31, 2009, which yielded gross proceeds of $210.0 million.

Future Operating Liquidity and Capital Resource Requirements

Our projected funding requirements are based on our current business plan, which in turn is based on our operating experience to date and our available resources. We are pursuing a business plan designed to increase subscribers and revenues while reducing or maintaining subscriber acquisition unit costs. Our plan contemplates our focusing on the new automobile market where we have relationships with automobile manufacturers, the continuing introduction of innovative yet affordable technology in the retail aftermarket and the use of our most productive distribution channels.

Provided that we meet the revenue, expense and cash flow projections of our business plan, we expect to be fully funded and will not need to raise additional financing to continue operations. Our business plan is based on estimates regarding expected future costs and expected future revenue. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Any of these factors may increase our need for funds, which would require us to seek additional financing to continue implementing our current business plan.

In addition, we may seek additional financing to undertake initiatives not contemplated by our current business plan. We may pursue a range of different sizes or types of financing as opportunities arise, such as the sale of additional equity and debt securities. We have and may continue to take advantage of opportunities to reduce our level of indebtedness and preferred stock in exchange for issuing common or other equity securities, if these transactions can be completed on favorable terms. We may also take advantage of market conditions and our improving credit profile to refinance higher rate bonds and may continue de-leveraging activities if we can do so on favorable terms. In particular, we are actively considering replacing our existing, more expensive debt instruments with new lower coupon instruments to lower our overall cost of capital, and/or establishing a bank revolver to provide standby liquidity, without bearing the full costs of carrying cash on our Balance Sheet. There can be no assurance that we will be able to complete the refinancing, in whole or in part.

In the event of unfavorable future developments we may not be able to raise additional funds on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions; our success or lack of success in developing, implementing and marketing our satellite audio service and data services; our future creditworthiness; and restrictions contained in agreements with our investors or lenders. Additional financing activities could increase our level of indebtedness or result in further dilution to our equity holders. If we fail to obtain necessary financing on a timely basis, a number of adverse effects could occur, or we may have to revise our business plan.

Contractual Obligations and Commercial Commitments — We are obligated to make significant payments under a variety of contracts and other commercial arrangements, including the following:

•	Lease obligations — We have noncancelable operating leases for terrestrial repeater sites, office space, and software and noncancelable capital leases for equipment that expire over the next fifteen years. For a further discussion of leases, see Note 17 of the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K.

•	Customer Service Providers — We have entered into agreements with service providers for customer care functions to subscribers of our service. Employees of these service providers have access to our customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquiries from subscribers. We pay an hourly rate for each customer care representative supporting our subscribers. During the years ended December 31, 2005, 2004, and 2003, we incurred $29.7 million, $21.5 million, and $14.2 million, respectively, in relation to services provided for customer care functions. Our primary customer service provider agreement will expire in June 2006.

•	Programming Agreements — We have also entered into various long-term programming agreements. Under the terms of these agreements, we are obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. During the years ended December 31, 2005, 2004, and 2003, we incurred expenses of $90.8 million, $26.5 million and $19.6 million, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase next year as the full year impact of new 2005 contracts are recognized and as new contracts are added in 2006. The amount of future costs related to these agreements cannot be estimated, but are expected to be substantial. Of these amounts, $5.6 million, $1.5 million and $0.4 million, are included in Revenue Share & Royalties, and $10.2 million, $10.2 million, and $10.1 million, are included in Advertising & Marketing during the years ended December 31, 2005, 2004, and 2003, respectively.

•	Major League Baseball® Agreement — In October 2004, we announced a multi-year agreement with Major League Baseball® to broadcast MLB games live nationwide and to become the Official Satellite Radio provider of Major League Baseball®. We paid $50 million for 2005 and will pay $60 million per year thereafter through 2012, with $120 million to be deposited into escrow in 2006. MLB has the option to extend the agreement for the 2013, 2014 and 2015 seasons at the same $60 million annual compensation rate. We paid $10 million to MLB in October 2004 as a prepayment for the 2006 season. We will also make incentive payments to MLB for XM subscribers obtained through MLB and baseball club verifiable promotional programs. No stock or warrants were included in this agreement.

•	Royalty Agreements — We have entered into fixed and variable revenue share payment agreements with performance rights organizations that generally expire at the end of 2006. During the years ended December 31, 2005, 2004 and 2003, we incurred expenses of $22.0 million, $13.7 million and $9.5 million, respectively, in relation to these agreements. For a further discussion of license fees for music rights, see above under the heading “Risk Factors – We must maintain and pay license fees for music rights, and we may have disputes with copyright holders”.

•	Marketing & Distribution Agreements — We have entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, we are obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. We subsidize the manufacture of certain component parts of XM radios in order to provide attractive pricing to our customers. The subsidies are generally charged to expense when the radios are activated with XM service. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the years ended December 31, 2005, 2004 and 2003, we incurred expenses of $199.2 million, $94.5 million and $56.3 million, respectively, in relation to these agreements, excluding expenses related to GM.

•

General Motors Distribution Agreement — We have significant payment obligations under our distribution agreement with General Motors. During the term of the agreement, which expires 12 years from the commencement date of our commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of our commencement of commercial operations, and to provide that we may make certain payments to GM in the form of indebtedness or shares of our Class A common stock. XM’s total cash payment obligations were not increased. We have significant annual, fixed payment obligations to GM. As a result of the June 2002 amendment, we commenced recognizing these fixed payment obligations for the period ending through November 2005, which approximate $63.6 million, on a straight-line basis. However, due to the January 2003 amendment to the Distribution Agreement and GM’s current roll out plans which demonstrates a likelihood that GM will exceed minimum installation targets, beginning in 2003 we began recognizing these fixed payments, which approximate $397.3 million, on a straight-line basis over the remaining term of the contract (September 2013). We have issued a 10% Senior Secured Convertible Note due 2009 with an aggregate principal amount of $89.0 million to OnStar in lieu of making these fixed payments to OnStar for amounts otherwise due in 2003 through 2006. In February 2004, we completed the redemption of the note. As part of the redemption, GM converted $7.8 million in principal amount of the note, representing the entire principal amount of the note that had vested conversion rights at the time of the redemption, into 980,670 shares of our Class A common stock in accordance with the terms of the note. The remaining $81.2 million in principal amount plus accrued interest was repaid with cash. Additional payments totaling $320.3 million are due as follows: $80.7 million in 2007, $106.7 million in 2008 and $132.9 million in 2009. We recorded $22.3 million of current prepaid expense to related party in connection with the guaranteed fixed payments in the Consolidated Balance Sheets at December 31, 2005.

In order to encourage the broad installation of XM radios in GM vehicles, we have agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service. We must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios (at which point the percentage remains constant). During the second quarter of 2004, a clarification was agreed to by us and OnStar relating to the implementation of certain aspects of revenue sharing contained within the distribution agreement. Accordingly, the revenue share expense is recognized as the related subscription revenue is earned. We recorded $27.5 million of current prepaid expense to related party and $9.8 million of non-current prepaid expense to related party in connection with this revenue sharing arrangement in the Consolidated Balance Sheets at December 31, 2005. We will also make available to GM bandwidth on our system. As part of the agreement, OnStar provides certain call-center related services directly to XM subscribers who are also OnStar customers and we must reimburse OnStar for these XM-related call center services. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius Satellite Radio’s service. The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years are the lesser of 600,000 units per year or amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. General Motors’ exclusivity obligations will discontinue if, by November 2007 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market. Prior to 2001, we had not incurred any costs under the distribution agreement. During the years ended December 31, 2005, 2004 and 2003, we incurred total costs of $206.1 million, $159.4 million and $108.3 million, respectively, under the distribution agreement.

•	Purchase Obligations — In the ordinary course of business, we enter into unconditional purchase commitments for certain component parts and long-lead items used in the manufacture of XM radios to ensure their availability. As of December 31, 2005, these unconditional purchase commitments totaled $38.6 million. These unconditional purchase commitments consist primarily of standing purchase commitments to component manufacturers and providers that are subsequently canceled upon their receipt of a corresponding purchase order from the equipment manufacturer. Management believes that all purchase commitments outstanding at December 31, 2005 will be canceled early in 2006. Generally, unconditional purchase commitments entered into by XM have been canceled by the receipt of corresponding purchase orders from equipment manufacturers. During the years ended December 31, 2005 and 2004, the Company purchased $14.6 million and $0.0 million, respectively, under unconditional purchase commitments.

•

Satellite Contracts — Under our launch schedule for XM-4, we will incur capital expenditures relating to its launch approximately 12 months earlier than originally planned, but the amount of capital expenditures on XM-4 itself is not expected to change materially. Under our existing satellite construction and launch contracts, remaining costs for the construction and launch of XM-4 and the construction of XM-5 are expected to be approximately $179 million in 2006, $80 million in 2007, and $2 million in 2008. Additionally, we will pay $15 million in 2007 representing a deferral of XM-3 construction costs. These costs exclude financing charges on certain amounts deferred prior to launch, in-orbit performance incentives, launch insurance and the XM-5 launch. Our contractual agreements for our satellites are more fully described in Note 17 of the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K under the heading “Satellite System.”

•	Long-term debt — For a further discussion of long-term debt, see Note 10 of the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K. Based on the various terms of our long-term debt, our ability to redeem any long-term debt is limited. We have and may continue to take advantage of opportunities to reduce our level of indebtedness in exchange for issuing equity securities, if these transactions can be completed on favorable terms.

The following table represents our cash contractual obligations as of December 31, 2005 (as adjusted for the January 2006 de-leveraging transaction that is more fully discussed in Note 11 of the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K):

	Payments Due by Period
(in thousands)	2006	2007	2008	2009	2010	2011 and Beyond	Total
Long-term debt (1)	$7,608	$5,550	$2,212	$914,865	$106,584	$30,524	$1,067,343
GM distribution agreement (1)	—	80,753	106,688	132,889	—	—	320,330
Major League Baseball® agreement (2)	145,000	60,000	60,000	60,000	60,000	—	385,000
Satellites (3)	178,500	95,462	2,288	—	—	—	276,250
Other operating agreements (4)	109,842	91,604	81,342	58,801	30,850	74,271	446,710
Operating lease obligations	21,267	15,564	13,447	13,524	10,623	6,275	80,700

Total	$462,217	$348,933	$265,977	$1,180,079	$208,057	$111,070	$2,576,333

(1)	The above amounts do not include interest, which in some cases is variable in amount.
(2)	Excludes up to $180 million payable in the event Major League Baseball® exercises its option to extend the Agreement by up to three additional years. Includes $120 million covering the last two years (2011 and 2012), to be deposited into escrow on a current basis.
(3)	Excludes financing charges, in-orbit incentives, and launch insurance, and assumes launch of XM-4 in 2006.
(4)	Other operating agreements include programming, marketing and royalty agreements. Includes the three-year, $55 million agreement to launch the new Oprah & Friends channel entered into in February 2006.

The long-term debt payments due in 2009 include the maturity of XM’s $186.5 million aggregate principal amount at maturity of 14% Senior Secured Discount Notes due 2009, the maturity of our $127.6 million aggregate principal amount at maturity of 10% Senior Secured Discount Convertible Notes due 2009 (as adjusted for the January 2006 de-leveraging transaction), the maturity of our $200.0 million aggregate principal amount at maturity of Senior Secured Floating Rate Notes due 2009, and the maturity of our $400.0 million aggregate principal amount at maturity of 1.75% Convertible Senior Notes due 2009. The long-term debt payments due in 2010 and beyond include the maturity of our remaining outstanding $30.9 million of mortgage loan to finance the purchase of our headquarters facility, the maturity of our remaining outstanding $6.0 million of mortgage loan to finance the purchase of our headquarters data center, and the maturity of our $100.0 million aggregate principal amount at maturity of 12% Senior Secured Notes due 2010.

Related Party Transactions

For a discussion of related party transactions, see Note 14 of the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K.

Critical Accounting Estimates

The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Critical accounting estimates are those estimates and assumptions that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change. Senior management has discussed with the audit committee of the board of directors the development and selection of estimates and assumptions for the following:

•	Useful Life of Satellites and Spacecraft Control Facilities — Following the launches of XM-1 and XM-2, we extended their expected useful lives from the initial design life 15 years to 17.5 years based upon updated technical estimates from our satellite provider. Subsequently, based on degradation trends, we adjusted the estimated useful life of XM-1 and XM-2 down through the first quarter of 2008 or to approximately 6.75 years from launch. We continue to monitor the situation and may need to re-adjust the estimated useful lives of XM-1 and XM-2 based on future information. We are not recording an impairment at this time, due to our forecasted cash flows (which are sufficient to recover the system assets); however, should we reduce or not meet our forecasted cash flows or reduce further the estimated useful lives of the satellites, we may be required to record an impairment (which may be substantial) at that time. Impairment, if any, would be calculated as the amount by which the carrying value of the assets exceeds the undiscounted future cash flows. Prior to the completion of its construction, XM-3 was modified to correct the solar array degradation issues experienced by XM-1 and XM-2, was launched in February 2005, and is being depreciated over a useful life of 15 years. At December 31, 2005, the combined carrying value of XM-1, XM-2, and XM-3 is $356.8 million. We have not adjusted the estimated useful lives of our spacecraft control facilities, as we believe that these facilities will continue to be used in our XM system. A significant decrease in the estimated useful life of our satellites and spacecraft control facilities could have a material adverse impact on our operating results in the period in which the estimate is revised and in subsequent periods.

•	DARS License — We determined that our DARS license was an intangible asset having an indefinite useful life. While the DARS license has a renewable eight-year term, we believe that the administrative fees necessary to renew the license are expected to be de minimis compared to the initial fee to obtain the license, and we have met all of the established milestones specified in the DARS license agreement. We also anticipate no difficulties in renewing the license as long as we continue to adhere to the various regulatory requirements established in the license grant. Although we face competition from a variety of sources, we do not believe that the risk of the technology becoming obsolete or that a decrease in demand for the DARS service is significant. Further, we believe that our license is comparable with the licenses granted to other broadcasters, which are also classified as indefinite lived intangible assets. We understand that there continues to be deliberations concerning the application of this standard regarding the effect of the costs to renew FCC licenses. Our application of this standard could change depending upon the results of these deliberations.

•	Rebates — We estimate and record reserves related to various promotional activities that include rebates to retailer and end-users related to XM radios and accessories. An incentive given to a retailer or end-user related to the sale of an XM radio or accessory for which there is no direct revenue to XM or contingency attached to subscribe to our service is accounted for as an expense. Our reserves for retailer and end-user rebates are estimated based on the terms and conditions of the promotional programs, actual sales during the promotion, amount of actual redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We also consider current market conditions and economic trends when estimating our reserves for rebates. If we made different estimates, material differences may result in the amount and timing of our expenses for any period presented.

Recent Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2 of the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2005, we do not have any derivative financial instruments. We do not hold or issue any free-standing derivatives. We invest our cash in commercial paper, short-term investment-grade corporate and government obligations and money market funds. We have existing obligations related to our long-term debt agreements. As of December 31, 2005, we did not have significant cash flow exposure to changing interest rates on our long-term debt because the interest rates of the majority of those securities are fixed. However, the estimated fair value of the fixed-rate debt is subject to market risk. As of December 31, 2005, we had approximately $843.0 million in fixed-rate debt, which is approximately 81 percent of total debt. We run the risk that market rates will decline and the required payments will exceed those based on current market rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

Presented below is an analysis of our financial instruments as of December 31, 2005 that are sensitive to changes in interest rates. The tables demonstrate the change in market value of the instruments calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“bp”), 100 bp and 150 bp. With respect to our fixed-rate debt, the sensitivity table below illustrates estimated market values, or the estimated price at which the debt would trade should interest rates fall or rise in the range indicated, assuming similar terms and similar assessment of risk by our lenders. Estimated market values are determined using quoted market prices or market rates on comparable instruments as of December 31, 2005.

	Interest-rate sensitivity at December 31, 2005
	Estimated market value			Fair value	Estimated market value
(in millions)	-150 bp	-100 bp	-50 bp		+50 bp	+100 bp	+150 bp
14% senior secured discount notes due 2009	$207.0	$203.9	$200.8	$197.8	$194.8	$191.9	$189.0
12% senior secured notes due 2010	118.9	116.8	114.8	112.8	110.8	108.9	107.1
1.75% convertible senior notes due 2009	373.2	366.3	359.6	353.0	346.5	340.2	334.0
Mortgages	38.8	37.7	36.5	35.5	34.4	33.4	32.5

This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of our financial instruments. The actual impact of market interest rate changes on our financial instruments may differ significantly from the impact shown in the sensitivity analysis. The 10% Senior Secured Convertible Discount Notes due 2009, with an estimated fair value of approximately $1.5 billion at December 31, 2005 are not included in the above analysis as the fair value of the notes is not significantly exposed to interest rate changes. The holders of the notes may convert their notes into Class A common stock at a conversion price of $3.18 per share at any time prior to maturity. Due to the conversion feature of the instrument, coupled with the current price of our Class A common stock, the fair value of the notes is linked largely to the price of Class A common stock. Included in our fixed-rate debt are $13.7 million of capital leases and notes payable that are not included in the analysis as the carrying amounts approximate fair value because of their short maturity.

As of December 31, 2005 and 2004, we had $200 million and $200 million, respectively, of variable-rate debt. A change of 100 basis points in the interest rate applicable to the $200 million of variable-rate debt at December 31, 2005 would result in a fluctuation of approximately $2 million in our annual interest expense. We believe that our exposure to interest rate risk is not material to our results of operations.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of XM Satellite Radio Holdings Inc., including Consolidated Balance Sheets as of December 31, 2005 and 2004, and Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the three-year period ended December 31, 2005 and Notes to the Consolidated Financial Statements, together with a report thereon of KPMG LLP, dated March 2, 2006, are attached hereto as pages F-1 through F-42.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. During the three-month period ended December 31, 2005, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management has made a comprehensive review, evaluation and assessment of our internal control over financial reporting as of December 31, 2005. The standard measures adopted by management in making its evaluation are the measures in the Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).

Based upon review and evaluation, our management has concluded that our internal control over financial reporting is effective at December 31, 2005 and that there were no material weaknesses in our internal control over financial reporting as of that date.

KPMG LLP, an independent registered public accounting firm, which has audited and reported on the Consolidated Financial Statements contained in this Form 10-K, has issued its written attestation report on management’s assessment of our internal control over financial reporting, which follows this report.

Attestation Report of the Registered Public Accounting Firm

Please see page F-3 of our Financial Statements included herein.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information is incorporated herein by reference to our definitive 2006 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information is incorporated herein by reference to our definitive 2006 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information is incorporated herein by reference to our definitive 2006 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information is incorporated herein by reference to our definitive 2006 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information is incorporated herein by reference to our definitive 2006 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Consolidated Financial Statements and reports of independent registered public accounting firm for XM Satellite Radio Holdings Inc. are included in Item 8. of this Form 10-K:

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2005 and 2004.

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

(a)(2) The following Consolidated Financial Statement Schedule is filed as part of this report and attached hereto as page F-42:

Schedule II — Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulations of the Commission have been included in the Consolidated Financial Statements of XM Satellite Radio Holdings Inc. or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit No.	Description
3.1^	Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc.

3.2	Amended and Restated Bylaws of XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 12, 2003).

3.3	Restated Certificate of Incorporation of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.4	Amended and Restated Bylaws of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.5	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Amendment No. 1 to XM’s Registration Statement on Form S-3, File No. 333-89132).

3.6	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Annual Report on Form 10-K, filed with the SEC on March 31, 2003).

4.1	Form of Certificate for XM’s Class A common stock (incorporated by reference to Exhibit 3 to XM’s Registration Statement on Form 8-A, filed with the SEC on September 23, 1999).

4.2	Form of Certificate for XM’s 8.25% Series B Convertible Redeemable Preferred Stock (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-93529).

4.3	Certificate of Designation Establishing the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of XM’s 8.25% Series B Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to XM’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 16, 2000).
4.4	Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. as Issuer and United States Trust Company of New York as Warrant Agent (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.5	Warrant Registration Rights Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. and Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

Exhibit No.	Description
4.6	Form of Warrant (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.7	Certificate of Designation Establishing the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of the 8.25% Series C Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.8	Form of Certificate for XM’s 8.25% Series C Convertible Redeemable Preferred Stock (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.9	Rights Agreement, dated as of August 2, 2002, between XM and Equiserve Trust Company as Rights Agent (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on August 2, 2002).

4.10	Indenture, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.11	Security Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.12	Amended and Restated Security Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.13	Intercreditor and Collateral Agency Agreement (General Security Agreement), dated as of January 28, 2003, by and among the noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.14	Intercreditor and Collateral Agency Agreement (FCC License Subsidiary Pledge Agreement), dated as of January 28, 2003, by and among the noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.15	Warrant Agreement, dated as of January 28, 2003, between XM Satellite Radio Holdings Inc. and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.16	Amended and Restated Amendment No. 1 to Rights Agreement, dated as of January 22, 2003, by and among XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.17	Form of 10% Senior Secured Discount Convertible Note due 2009 (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).
4.18	Global 14% Senior Secured Discount Note due 2009 (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.19	Global Common Stock Purchase Warrant (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.20	Indenture, dated as of June 17, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York, as trustee (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.21	Form of 12% Senior Secured Note due 2010 (incorporated by reference to Exhibit A to Exhibit 4.27 hereof).

4.22	First Supplemental Indenture, dated as of June 12, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.23	First Amendment to Security Agreement, dated as of June 12, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

Exhibit No.	Description
4.24	Warrant to purchase XM Satellite Radio Holdings Inc. Class A Common Stock, dated July 31, 2003, issued to Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

4.25	Amendment No. 2 to Rights Agreement between XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on April 21, 2004).

4.26	Indenture, dated as of April 20, 2004, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on April 23, 2004).

4.27	Form of Senior Secured Floating Rate Note due 2009 (incorporated by reference to Exhibit A to Exhibit 4.31 hereof).

4.28	Indenture, dated as of November 23, 2004, between XM Satellite Radio Holdings Inc. and the Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on November 23, 2004).

4.29	Registration Rights Agreement, dated as of November 23, 2004, between XM Satellite Radio Holdings Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on November 23, 2004).

4.30	Form of 1.75% Senior Convertible Note Due 2009 (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on November 23, 2004).

10.1*	Third Amended and Restated Shareholders and Noteholders Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.2	Second Amended and Restated Registration Rights Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).
10.3^*	Technology Licensing Agreement by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999.

10.4*	Second Amended and Restated Distribution Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and OnStar Corporation, a division of General Motors Corporation (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.5^	Form of Indemnification Agreement between XM Satellite Radio Holdings Inc. and each of its directors and executive officers.

10.6	1998 Shares Award Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-106827).

10.7^	Form of Employee Non-Qualified Stock Option Agreement.

10.8	Employee Stock Purchase Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-106827).

10.9^	Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999.

10.10^	Non-Qualified Stock Option Agreement between Hugh Panero and XM Satellite Radio Holdings Inc., dated July 1, 1998, as amended.

10.11^	Form of Director Non-Qualified Stock Option Agreement.

10.12*	Joint Development Agreement, dated February 16, 2000, between XM Satellite Radio Inc. and Sirius Satellite Radio Inc. (incorporated by reference to XM’s quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000).

Exhibit No.	Description
10.13	XM Satellite Radio Holdings Inc. Talent Option Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-65022).

10.14	Assignment and Novation Agreement, dated as of December 5, 2001, between Holdings, XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.15*	Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Amendment No. 1 to XM’s Registration Statement on Form S-3, File No. 333-89132).

10.16*	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.17	Amended and Restated Note Purchase Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.18	Amendment No. 1 to Note Purchase Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).
10.19	Amended and Restated Director Designation Agreement, dated as of February 1, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.20	GM/DIRECTV Director Designation Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc., General Motors Corporation and DIRECTV Enterprises LLC (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.21	Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.22	Credit Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., as a borrower, and XM Satellite Radio Holdings Inc., as a borrower, and General Motors Corporation, as lender (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.23	Employment Agreement, dated as of June 21, 2002, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Joseph J. Euteneuer (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002).

10.24	Form of 2003 Executive Stock Option Agreement (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.25*	Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.26*	July 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.27*	Contract for Launch Services, dated August 5, 2003, between Sea Launch Limited Partnership and XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.28	Amendment No. 1 to Amended and Restated Director Designation Agreement, dated as of September 9, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to XM’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2003 filed with the SEC on November 12, 2003).

Exhibit No.	Description
10.29	December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

10.30	First Amendment to Credit Agreement, dated January 13, 2004, by and between XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and General Motors Corporation (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).
10.31	First Amendment to Second Amended and Restated Distribution Agreement, dated as of January 13, 2004, by and among OnStar Corporation, XM Satellite Radio Holdings Inc., and XM Satellite Radio Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

10.32	Form of Amendment to Third Amended and Restated Shareholders and Noteholders Agreement, dated as of January 13, 2004, by and among XM Satellite Radio Holdings Inc. and the parties thereto (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

10.33	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, from XM 1500 Eckington LLC to Elisabeth Zajic for the benefit of Merrill Lynch Mortgage Lending, Inc., dated as of August 9, 2004 (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.34	Form of Amended and Restated Secured Promissory Note, made as of August 9, 2004, by XM 1500 Eckington LLC in favor of Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.35	Form of Indemnity and Guaranty Agreement, made as of August 9, 2004, by XM Satellite Radio Holdings Inc. in favor of Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.36	Form of Employment Agreement, dated as of August 6, 2004, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Gary Parsons (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.37	Form of Employment Agreement, dated as of August 6, 2004, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Hugh Panero (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.38	Form of 2004 Non-Qualified Stock Option Agreement (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.39	Form of Restricted Stock Agreement for executive officers (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 5, 2005).

21.1	Subsidiaries of XM Satellite Radio Holdings Inc.

23.1	Consent of Independent Registered Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

^	Incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-83619.
*	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

(b)	Exhibits.

XM Satellite Radio Holdings Inc. hereby files as part of this Form 10-K the Exhibits listed in the Index to Exhibits.

(c)	Consolidated Financial Statement Schedules.

The following Consolidated Financial Statement Schedule is filed herewith:

Schedule II — Valuation and Qualifying Accounts.

Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth therein is provided in the Consolidated Financial Statements of XM Satellite Radio Holdings Inc. or accompanying Notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XM SATELLITE RADIO HOLDINGS INC.

By:	/s/ HUGH PANERO
Hugh Panero President and Chief Executive Officer

Date: March 2, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ HUGH PANERO Hugh Panero	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2006

/s/ JOSEPH J. EUTENEUER Joseph J. Euteneuer	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2006

/s/ GARY M. PARSONS Gary M. Parsons	Chairman of the Board of Directors	March 2, 2006

/s/ NATHANIEL A. DAVIS Nathaniel A. Davis	Director	March 2, 2006

/s/ THOMAS J. DONOHUE Thomas J. Donohue	Director	March 2, 2006

/s/ EDDY HARTENSTEIN Eddy Hartenstein	Director	March 2, 2006

/s/ GEORGE HAYWOOD George Haywood	Director	March 2, 2006

/s/ CHESTER A. HUBER, JR. Chester A. Huber, Jr.	Director	March 2, 2006

/s/ JOHN MENDEL John Mendel	Director	March 2, 2006

/s/ JARL MOHN Jarl Mohn	Director	March 2, 2006

/s/ JACK SHAW Jack Shaw	Director	March 2, 2006

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors

XM Satellite Radio Holdings Inc.:

We have audited the accompanying consolidated balance sheets of XM Satellite Radio Holdings Inc. and subsidiaries (“the Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule presented as Schedule II. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XM Satellite Radio Holdings Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of XM Satellite Radio Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

McLean, VA

March 2, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

XM Satellite Radio Holdings Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2005, and our report dated March 2, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

McLean, VA

March 2, 2006

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$710,991	$717,867
Accounts receivable, net of allowance for doubtful accounts of $3,722 and $1,551	47,247	20,182
Due from related parties	8,629	5,367
Related party prepaid expenses	54,752	31,160
Prepaid programming content	65,738	11,390
Prepaid and other current assets	55,811	18,197

Total current assets	943,168	804,163
Restricted investments	5,438	4,492
System under construction	216,527	329,355
Property and equipment, net of accumulated depreciation and amortization of $600,482 and $460,708	673,672	461,333
DARS license	141,276	141,227
Intangibles, net of accumulated amortization of $6,960 and $5,698	5,902	7,164
Deferred financing fees, net of accumulated amortization of $20,922 and $14,350	36,735	44,466
Related party prepaid expenses, net of current portion	9,809	25,901
Equity investments	187,403	—
Prepaid and other assets, net of current portion	3,731	3,534

Total assets	$2,223,661	$1,821,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$145,691	$59,986
Accrued expenses	154,125	88,107
Accrued satellite liability	104,300	100,100
Accrued interest	5,603	14,146
Current portion of long-term debt	7,608	6,556
Due to related parties	60,750	27,610
Subscriber deferred revenue	275,944	114,951
Deferred income	10,137	—

Total current liabilities	764,158	411,456
Satellite liability, net of current portion	23,285	15,000
Long-term debt, net of current portion	1,035,584	948,741
Due to related parties, net of current portion	53,901	38,911
Subscriber deferred revenue, net of current portion	84,694	37,396
Deferred income, net of current portion	141,073	—
Other non-current liabilities	40,018	33,968

Total liabilities	2,142,713	1,485,472

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,
(in thousands, except share and per share data)	2005	2004
Commitments and contingencies Stockholders’ equity:
Series A convertible preferred stock, par value $0.01 (liquidation preference of $51,370 at December 31, 2005 and 2004); 15,000,000 shares authorized, 5,393,252 shares issued and outstanding at December 31, 2005 and 2004	54	54
Series B convertible redeemable preferred stock, par value $0.01 (liquidation preference of $23,714 at December 31, 2005 and 2004); 3,000,000 shares authorized, 474,289 shares issued and outstanding at December 31, 2005 and 2004	5	5
Series C convertible redeemable preferred stock, par value $0.01 (liquidation preference of $114,514 and $107,976 at December 31, 2005 and 2004, respectively); 250,000 shares authorized, 79,246 shares issued and outstanding at December 31, 2005 and 2004	1	1
Series D preferred stock, par value $0.01 (liquidation preference of $0 at December 31, 2005 and 2004); 250,000 shares authorized, no shares issued and outstanding at December 31, 2005 and 2004	—	—
Class A common stock, par value $0.01; 600,000,000 shares authorized, 240,701,988 shares and 208,249,188 shares issued and outstanding at December 31, 2005 and 2004, respectively	2,407	2,082
Class C common stock, par value $0.01; 15,000,000 shares authorized, no shares issued and outstanding at December 31, 2005 and 2004	—	—
Accumulated other comprehensive income	5,985	—
Unearned restricted stock compensation	(18,101)	—
Additional paid-in capital	2,870,201	2,446,910
Accumulated deficit	(2,779,604)	(2,112,889)

Total stockholders’ equity	80,948	336,163

Total liabilities and stockholders’ equity	$2,223,661	$1,821,635

See accompanying Notes to the Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CON SOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands, except share and per share data)	2005	2004	2003
Revenue	$558,266	$244,443	$91,781
Operating expenses:
Cost of revenue	405,293	201,935	147,952
Research & development (excludes depreciation & amortization, shown below)	31,218	23,513	12,285
General & administrative (excludes depreciation & amortization, shown below)	43,864	28,555	27,418
Marketing (excludes depreciation & amortization, shown below)	487,556	304,316	200,267
Depreciation & amortization	145,870	147,165	158,317

Total operating expenses	1,113,801	705,484	546,239

Operating loss	(555,535)	(461,041)	(454,458)
Other income (expense):
Interest income	23,586	6,239	3,066
Interest expense	(107,791)	(85,757)	(110,349)
Loss from de-leveraging transactions	(27,552)	(76,621)	(24,749)
Other income	2,907	2,129	1,955

Net loss before income taxes	(664,385)	(615,051)	(584,535)
Provision for deferred income taxes	(2,330)	(27,317)	—

Net loss	(666,715)	(642,368)	(584,535)

8.25% Series B preferred stock dividend requirement	(2,059)	(2,059)	(2,471)
8.25% Series B preferred stock retirement gain	—	—	8,761
8.25% Series C preferred stock dividend requirement	(6,538)	(6,743)	(15,098)
8.25% Series C preferred stock retirement loss	—	—	(11,537)

Net loss attributable to common stockholders	$(675,312)	$(651,170)	$(604,880)

Net loss per common share: basic and diluted	$(3.07)	$(3.30)	$(4.83)
Weighted average shares used in computing net loss per common share — basic and diluted	219,620,468	197,317,607	125,176,320

See accompanying Notes to the Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2005	2004	2003
Cash flows from operating activities:
Net loss	$(666,715)	$(642,368)	$(584,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	8,328	3,218	2,077
Depreciation and amortization	145,870	147,165	158,317
Interest accretion expense	45,579	53,422	45,227
Net non-cash loss on redemption of notes	24,154	66,274	24,777
Non-cash loss on equity investments	1,411	—	—
Amortization of deferred financing fees and debt discount	30,178	18,524	17,409
Non-cash stock-based compensation	5,966	2,020	3,003
Provision for deferred income taxes	2,330	27,317	—
Other	(878)	(15)	(663)
Changes in operating assets and liabilities:
Increase in accounts receivable	(35,441)	(8,407)	(11,480)
Increase in due from related parties	(3,262)	(191)	(3,698)
Increase in prepaid programming content	(54,348)	(11,390)	—
(Increase) decrease in prepaid and other assets	(45,290)	11,491	(9,611)
Increase in accounts payable and accrued expenses	125,791	57,371	59,435
Increase (decrease) in accrued interest	(8,543)	8,719	(11,224)
Increase in amounts due to related parties	48,130	82,835	24,256
Increase in subscriber deferred revenue	208,291	98,463	41,587

Net cash used in operating activities	(168,449)	(85,552)	(245,123)

Cash flows from investing activities:
Purchase of property and equipment	(61,210)	(25,934)	(15,685)
Additions to system under construction	(118,583)	(143,978)	(4,108)
Purchase of equity investments	(27,000)	—	—
Net maturity (purchase) of restricted investments	(996)	(341)	22,750
Insurance proceeds from satellite recoveries	—	133,924	—
Other investing activities	—	—	11,664

Net cash (used in) provided by investing activities	(207,789)	(36,329)	14,621

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,
(in thousands)	2005	2004	2003
Cash flows from financing activities:
Proceeds from sale of common stock, net and exercise of stock options	319,637	236,835	253,102
Proceeds from issuance of 10% senior secured convertible notes	—	—	210,000
Proceeds from issuance of 12% senior secured notes	—	—	185,000
Proceeds from issuance of 1.75% convertible senior notes	100,000	300,000	—
Proceeds from issuance of floating rate notes	—	200,000	—
Proceeds from refinancing of mortgage on corporate facility	—	33,300	—
Repayment of 12% senior secured notes	(15,000)	(70,000)	—
Repayment of 7.75% convertible subordinated notes	—	—	(6,723)
Repayment of 14% senior secured notes	(22,824)	(13,028)	—
Repayment of related party long-term debt	—	(81,194)	—
Payments on mortgages on corporate facilities	(381)	(28,247)	(420)
Payments on related party credit facility	—	(103,034)	—
Repurchase of Series B preferred stock	—	—	(10,162)
Payments on other borrowings	(9,651)	(40,174)	(2,722)
Deferred financing costs	(2,419)	(13,017)	(12,084)

Net cash provided by financing activities	369,362	421,441	615,991

Net increase (decrease) in Cash and cash equivalents	(6,876)	299,560	385,489
Cash and cash equivalents at beginning of period	717,867	418,307	32,818

Cash and cash equivalents at end of period	$710,991	$717,867	$418,307

See accompanying Notes to the Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Series B Convertible Redeemable Preferred Stock		Series C Convertible Redeemable Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2003	10,786,504	$108	867,289	$9	200,000	$2	91,706,056	$917	$1,477,261	$(885,986)	$ —	$ —	$592,311
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(584,535)	—	—	(584,535)

Total comprehensive loss													(584,535)
Sale of shares of Class A common stock	—	—	—	—	—	—	27,690,811	277	229,183	—	—	—	229,460
Issuance of 10% senior secured discount notes — beneficial conversion feature	—	—	—	—	—	—	—	—	68,879	—	—	—	68,879
Conversion of Series B convertible redeemable preferred stock	—	—	(393,000)	(4)	—	—	—	—	(10,160)	—	—	—	(10,164)
Conversion of Series C convertible redeemable preferred stock	—	—	—	—	(80,000)	(1)	11,951,381	120	(118)	—	—	—	1
Issuance of shares of Class A common stock to convert or redeem notes outstanding	—	—	—	—	—	—	19,232,230	193	115,739	—	—	—	115,932
Issuance of shares of Class A common stock from redemption of warrants	—	—	—	—	—	—	8,393,804	83	107,259	—	—	—	107,342
Issuance of shares through stock-based compensation plans	—	—	—	—	—	—	1,206,149	12	10,643	—	—	—	10,655
Series B convertible redeemable preferred stock dividends	—	—	—	—	—	—	484,763	5	(1)	—	—	—	4
Non-cash stock compensation	—	—	—	—	—	—	—	—	3,003	—	—	—	3,003

Balance at December 31, 2003	10,786,504	$108	474,289	$5	120,000	$1	160,665,194	$1,607	$2,001,688	$(1,470,521)	$ —	$ —	$532,888
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(642,368)	—	—	(642,368)

Total comprehensive loss													(642,368)
Conversion of Series A convertible preferred stock	(5,393,252)	(54)	—	—	—	—	5,393,252	54	—	—	—	—	—
Sale of shares of Class A common stock	—	—	—	—	—	—	7,057,193	70	178,398	—	—	—	178,468
Conversion of Series C convertible redeemable preferred stock	—	—	—	—	(40,754)	—	5,891,147	59	(59)	—	—	—	—
Issuance of shares of Class A common stock to convert or redeem notes outstanding	—	—	—	—	—	—	12,353,205	123	207,064	—	—	—	207,187
Issuance of shares of Class A common stock from redemption of warrants	—	—	—	—	—	—	15,284,214	152	40,561	—	—	—	40,713
Issuance of shares through stock-based compensation plans	—	—	—	—	—	—	1,531,458	15	17,239	—	—	—	17,254
Series B convertible redeemable preferred stock dividends	—	—	—	—	—	—	73,525	1	—	—	—	—	1
Non-cash stock compensation	—	—	—	—	—	—	—	1	2,019	—	—	—	2,020

Balance at December 31, 2004	5,393,252	$54	474,289	$5	79,246	$1	208,249,188	$2,082	$2,446,910	$(2,112,889)	$ —	$ —	$336,163

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	Series A Convertible Preferred Stock		Series B Convertible Redeemable Preferred Stock		Series C Convertible Redeemable Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	(666,715)	—	—	(666,715)
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of $3,747 tax	—	—	—	—	—	—	—	—	—	—	—	5,985	5,985

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(660,730)

Sale of shares of Class A common stock	—	—	—	—	—	—	9,714,497	98	301,122	—	—	—	301,220
Issuance of shares of Class A common stock to convert notes outstanding	—	—	—	—	—	—	18,334,103	183	74,710	—	—	—	74,893
Issuance of shares of Class A common stock from redemption of warrants	—	—	—	—	—	—	2,547,312	25	(10)	—	—	—	15
Issuance of shares of Class A common stock through stock-based compensation plans	—	—	—	—	—	—	1,793,278	19	18,572	—	—	—	18,591
Issuance of shares of restricted Class A common stock, net of cancellations	—	—	—	—	—	—	3,333	—	23,646	—	(23,646)	—	—
Shares surrendered by employees to pay taxes	—	—	—	—	—	—	(1,134)	—	(38)	—	—	—	(38)
Non-cash stock compensation and amortization of restricted stock	—	—	—	—	—	—	—	—	421	—	5,545	—	5,966
Series B convertible redeemable preferred stock dividends	—	—	—	—	—	—	61,411	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	—	—	—	—	4,868	—	—	—	4,868

Balance at December 31, 2005	5,393,252	$54	474,289	$5	79,246	$1	240,701,988	$2,407	$2,870,201	$(2,779,604)	$(18,101)	$5,985	$80,948

See accompanying Notes to the Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

(2) Summary of Significant Accounting Policies and Practices

Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements include the accounts of XM Satellite Radio Holdings Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by FASB Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the Consolidated Financial Statements in accordance with FIN No. 46(R). As of December 31, 2005 and 2004, there were no variable interest entities subject to consolidation by the Company pursuant to FIN No. 46(R).

Accounting Estimates

The preparation of the Company’s Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The estimates involve judgments with respect to, among other things, various future factors, which are difficult to predict and are beyond the control of the Company. Significant estimates include the estimated useful life of satellites and spacecraft control facilities, valuation of the Company’s investment in the DARS license and its identification as an asset with an indefinite life, estimated cost for rebate promotions, the allowance for doubtful accounts, the valuation of intangible assets, the recoverability of the long-lived assets, the estimated life of a subscriber’s subscription, the payments to be made to distributors and manufacturers for radios sold or activated, the amount of royalties to be paid on radios and/or components manufactured or revenue generated, the estimated amount of music programming license fees, the amount of stock-based compensation arrangements and the valuation allowances against deferred tax assets. Accordingly, actual amounts could differ from these estimates.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amounts reflected in the Consolidated Balance Sheets for Cash and cash equivalents approximate fair value due to the short maturities.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Investments

Restricted investments consist principally of certificates of deposits. At December 31, 2005 and 2004, restricted investments represented securities held in escrow to secure the Company’s future performance with regard to certain contracts and obligations, which include certain facility leases and other secured credits. There were no gross unrealized holding gains or losses on these restricted investments at December 31, 2005 and 2004.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in the Company’s existing accounts receivable. The Company estimates the allowance based on the Company’s historical write-off experience.

Inventory

Inventories are stated at the lower of average cost or market. The Company provides estimated inventory allowances for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Inventories consist of both finished goods and raw materials. The Company had $26.1 million and $2.9 million of inventory at December 31, 2005 and 2004, respectively, which are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Investments

All marketable equity securities held by the Company are classified as available-for-sale (“AFS Securities”) and are carried at fair value. Unrealized holding gains and losses on AFS Securities are carried net of taxes as a component of Accumulated other comprehensive income in the Consolidated Statements of Stockholders’ Equity.

For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company’s share of net earnings or loss of affiliates is recorded in Other income. Investments are periodically reviewed for impairment and a write down is recorded whenever declines in fair value below carrying value are determined to be other than temporary. In making this determination, the Company considers, among other factors, sustained decreases in quoted market prices and a series of historic and projected operating losses by the affiliate.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Equipment under capital leases and leasehold improvements are stated at the present value of minimum lease payments. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

Spacecraft system	6.75 – 15 years
Terrestrial repeater network	5 – 10 years
Spacecraft control and uplink facilities	17.5 years
Broadcast facilities	3 – 7 years
Computer systems	3 – 7 years
Building and improvements	20 years
Furniture and fixtures	3 – 7 years
Equipment under capital leases and leasehold improvements	Lesser of useful life or remaining lease term

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maintenance and repairs costs are expensed as incurred, whereas expenditures for renewal and betterments are capitalized. The cost of internally developed software is capitalized in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and amortized over its estimated useful life. Interest costs incurred in connection with the construction of major equipment and facilities are capitalized as part of the asset cost to which it relates and depreciated over the asset’s useful life. Upon the normal sale or retirement of depreciable property, the net carrying value less any salvage value is recognized as an operating gain or loss in the Consolidated Statements of Operations.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

DARS License and Other Intangible Assets

Intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently, if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

The Company recorded amortization expense of $1.3 million for each year ended December 31, 2005, 2004, 2003 related to acquired programming and receiver agreements with estimated useful lives of 10 years. These agreements had a remaining carrying value of $5.9 million and $7.2 million and accumulated amortization of $7.0 million and $5.7 million at December 31, 2005 and 2004, respectively.

Deferred Financing Fees and Other Assets

Deferred financing fees consist primarily of legal, accounting, printing and investment banking fees as well as fees paid for lines of credit associated with the Company’s debt financing. Deferred financing fees are amortized over the life of the corresponding instrument and facility.

Asset Retirement Obligation

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, the Company capitalized as part of the carrying amount, the fair value of the future obligation associated with the retirement of the Company’s terrestrial repeater network. These costs, which are included in Accrued expenses, include an amount that the Company estimates will be sufficient to satisfy the Company’s obligations under leases to remove the terrestrial repeater equipment and restore the sites to their original condition. The asset retirement obligation was $0.8 million and $2.1 million at December 31, 2005 and 2004, respectively.

Revenue Recognition

The Company derives revenue primarily from basic and premium subscriber subscription and activation fees as well as advertising, direct sales of equipment and royalties.

Revenue from subscribers, which is generally billed in advance, consists of (i) fixed charges for service, which are recognized as the service is provided and (ii) non-refundable activation fees that are recognized ratably over the expected 40-month life of the customer relationship. Direct activation costs are expensed as incurred. Promotions for free or discounted service are treated as a reduction to revenue during the period of the promotion. Discounts to equipment that are sold with service are allocated to equipment and service based on relative fair value. Subscription revenue accounted for 90 percent of total revenues.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes advertising revenue from sales of advertisements in the period in which the advertisement is broadcast. Agency fees are presented as a reduction to revenue in the Consolidated Statements of Operations. Advertising revenue for the years ended December 31, 2005, 2004 and 2003, included advertisements sold in exchange for goods and services (barter) recorded at fair value. Revenue from barter transactions is recognized when advertisements are broadcast. Merchandise or services received are charged to expense when received or used.

Equipment revenue is recognized at the time of shipment or delivery of the equipment. Royalty and other revenue is recognized when earned.

Barter Transactions

XM enters into transactions that either exchange advertising for advertising (“Advertising Barter”) or advertising for other products and services (“Non-advertising Barter”). Advertising Barter transactions are recorded at the lesser of estimated fair value of the advertising received or given in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Revenue from barter transactions is not material to the Company’s Consolidated Statement of Operations for any of the periods presented herein.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations including FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation — An interpretation of APB Opinion No. 25, issued in March 2000, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, issued in December of 2002. Under APB 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

At December 31, 2005, the Company had two stock-based employee compensation plans, which are described more fully in Note 12. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years ended December 31,
(in thousands, except per share data)	2005	2004	2003
Net loss attributable to common stockholders, as reported	$(675,312)	$(651,170)	$(604,880)
Add: Stock-based employee compensation expense included in net loss	5,508	—	—
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(43,109)	(30,456)	(25,769)

Pro forma net loss	$(712,913)	$(681,626)	$(630,649)

As reported — net loss per share — basic and diluted	$(3.07)	$(3.30)	$(4.83)
Pro forma — net loss per share — basic and diluted	$(3.25)	$(3.45)	$(5.04)

For SFAS No. 123 disclosures purposes, the weighted average fair value of each employee option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model. The assumptions used are more fully described in Note 12.

Research & Development

Research & development costs are expensed as incurred.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising & Marketing

Advertising & marketing costs, including media, events, training and marketing materials for retail and automotive dealer points of presence, are discretionary costs that are expensed as incurred. These costs are included in marketing. During the years ended December 31, 2005, 2004, and 2003, the Company expensed approximately $163.3 million, $88.1 million and $64.3 million, respectively. Co-operative marketing costs are recognized as advertising expense to the extent an identifiable benefit is received and fair value of the benefit can be reasonably measured. Otherwise, such costs are recorded as a reduction of revenue.

Net Loss Per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin (“SAB”) No. 98, Computations of Earnings Per Share. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing the net loss attributable to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and dilutive equivalent shares outstanding during the period. Options, warrants and convertible instruments outstanding as of December 31, 2005 to purchase 111 million shares of common stock (104 million of which were vested) were not included in the computation of diluted net loss per common share for the year ended December 31, 2005 as their inclusion would have been anti-dilutive. Options, warrants and convertible instruments outstanding as of December 31, 2004 to purchase 120.9 million shares of common stock (112.4 million of which were vested) were not included in the computation of diluted net loss per common share for the year ended December 31, 2004 as their inclusion would have been anti-dilutive. Unvested restricted shares in the amount of 833,544 and 10,000 as of December 31, 2005 and 2004, respectively, are not included in the computation of basic net loss per common share or in diluted net loss per common share. The Company had a net loss in each of the periods presented, therefore basic and diluted net loss per common share are the same.

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

Derivative Instruments and Hedging Activities

The Company has reviewed its contracts and has determined that it has no freestanding or embedded derivative instruments. The Company does not engage in hedging activities.

Comprehensive Income or Loss

Comprehensive income or loss is reported on the Consolidated Statements of Stockholders’ Equity and Accumulated other comprehensive income or loss is reported on the Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income or loss.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue FASB Staff Position (“FSP”) No. EITF No. 00-19-1, Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation to clarify the application of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. This FSP clarifies that a requirement to deliver

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

registered shares, in and of itself, will not result in liability classification for freestanding financial instruments originally issued as employee compensation. This clarification is consistent with the FASB’s intent in issuing SFAS No. 123(R), Share-Based Payment. The adoption of this Position will not have a significant impact on the Company’s consolidated results of operations or financial position.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this Statement effective January 1, 2006. Based on the Company’s current evaluation of this Statement, the Company does not expect the adoption of SFAS No. 154 to have a significant impact on its consolidated results of operations or financial position.

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted this Interpretation effective December 31, 2005. The adoption of this Interpretation did not have a significant impact on the consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Therefore, the Company is required to adopt this Statement effective January 1, 2006. Based on the Company’s current evaluation of this Statement, the Company does not expect the adoption of SFAS No. 153 to have a significant impact on its consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment. SFAS No. 123R requires recognition of compensation expense for stock options granted to employees. The expense is equal to the grant-date fair value of the options granted, and the expense is recorded over the vesting period. XM’s Employee Stock Purchase Plan (“ESPP”) is also considered compensatory under the new standard, because the Company offers a discount greater than 5 percent and a look-back option. XM is required to adopt SFAS No. 123R in the first quarter of 2006. Compensation expense will need to be recorded for new option awards and for the remaining vesting period of existing option grants. The Company expects that compensation expense of approximately $38 million will be recorded in 2006 from the vesting of option grants. The amount of compensation expense that is recorded after adoption of SFAS No. 123R in 2006 and beyond will depend on the amount and timing of option activity.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 24, 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of APB No. 43, Chapter 4, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spillage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Therefore, the Company is required to adopt this Statement effective January 1, 2006. Based on the Company’s current evaluation of this Statement, the Company does not expect the adoption of SFAS No. 151 to have a significant impact on its consolidated results of operations or financial position.

(3) Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2005 and 2004, the Company has determined that the carrying value of each of the financial instruments listed below approximates the fair value based on the reasons indicated.

Cash and cash equivalents, accounts receivable, due from related parties, accounts payable, accrued expenses, accrued satellite liability, due to related parties and restricted investments: The carrying amounts approximate fair value because of the short maturity of these instruments.

The fair value of the Company’s long-term debt is determined by either estimation by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers or quoted market prices at the reporting date for the traded debt securities. As of December 31, 2005 and 2004, the carrying value of its long-term debt was $1,043.2 million and $955.3 million, respectively; while the fair value for the same period was $2,458.0 million and $3,436.8 million, respectively.

(4) System Under Construction

The Company has capitalized costs including capitalized interest related to the development of its XM Radio System to the extent that they have future benefits. The amounts recorded as system under construction consist of the following:

	December 31,
(in thousands)	2005	2004
Spacecraft system	$216,527	$321,462
Spacecraft control facilities	—	7,893

Total system under construction	$216,527	$329,355

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Property and Equipment

Property and equipment consists of the following:

	December 31,
(in thousands)	2005	2004
Spacecraft system	$645,036	$387,302
Terrestrial repeater network	262,255	268,026
Spacecraft control and uplink facilities	40,548	28,360
Broadcast facilities	64,126	60,829
Land	8,788	7,156
Building and improvements	66,741	42,003
Computer systems, furniture and fixtures, and equipment	186,660	128,365

Total property and equipment	1,274,154	922,041
Accumulated depreciation and amortization	(600,482)	(460,708)

Property and equipment, net	$673,672	$461,333

Spacecraft System

The Company successfully launched satellites XM-2 and XM-1 on March 18, 2001 and May 8, 2001, respectively. Depreciation commenced in May and June 2001 upon acceptance of the satellites from Boeing Satellite Systems (“BSS”). Amortization and depreciation of the ground systems/spacecraft control facilities and related computer systems commenced on September 25, 2001, which was the date the service was launched in the Company’s lead markets. Depreciation of the broadcast facilities and the terrestrial repeaters commenced when they were placed in service.

The XM-1 and XM-2 satellites suffer from a progressive solar array power degradation issue that is common to the first six Boeing 702 class satellites put in orbit; XM-2 and XM-1 were the fifth and sixth Boeing 702s launched. In July 2004, the Company reached agreement with insurers covering 80 percent of the aggregate sum insured at a settlement rate equal to 44.5 percent of the proportionate amount covered by each of these insurers, representing a total recovery of approximately $142 million from these insurers. This settlement resolves any issues about the amount of loss sustained, includes a waiver by the settling insurance companies of any reductions based on salvage value, terminates any further risk to the settling insurers under the policies and ends any other rights the settling insurers might have with regard to XM-1 and XM-2 or revenues generated by the Company’s continuing use of those satellites. The Company has collected all amounts due under the settlement. The portion of the insurance proceeds related to claim payments, totaling $133.9 million, was recorded as a reduction to the carrying values of XM-1 and XM-2. In August 2004, the Company filed for arbitration to collect the remaining 20 percent of the sum insured utilizing the third-party dispute resolution procedures under the policy. An arbitration ruling is expected in 2006. Any amounts received from this arbitration proceeding will be recorded as a reduction to the carrying values of XM-1 and XM-2.

(6) DARS License

The Company’s DARS license is valid for eight years upon successful launch and orbital insertion of the satellites and can be extended by the FCC. The DARS license requires that the Company comply with a construction and launch schedule specified by the FCC for each of the first two authorized satellites, which has occurred. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company’s license (see Note 17).

The Company determined that its DARS license was an intangible asset having an indefinite useful life pursuant to SFAS No. 142. The Company believes that the administrative fees necessary to renew the license will be de minimis compared to the initial fee to obtain the license, and the Company has met all of the established milestones specified in the FCC license agreement. The Company also anticipates no difficulties in renewing the license as long as the Company continues to adhere

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the various regulatory requirements established in the license grant. Although the Company faces competition from a variety of sources, the Company does not believe that the risks of the technology becoming obsolete or of a decrease in demand for the DARS service are significant. Furthermore, broadcasters with comparable licenses classify their licenses as indefinite-lived intangible assets.

(7) Investments

The Company’s investments consist of equity-method investments and available-for-sale equity securities. XM’s investments, by category, consist of:

	December 31,
(in thousands)	2005	2004
Equity method investments	$152,337	$—
Available-for-sale equity securities	35,066	—

Total investments	$187,403	$—

Equity Method Investments

Canadian Satellite Radio (“XM Canada”)

In November 2005, XM and XM Canada entered into a Share Issuance Agreement (“SIA”) that provided XM with a 23.33% ownership interest in XM Canada, as contemplated in a 2003 Memorandum of Agreement (“MOA”) with XM Canada and as reflected in documents filed with the Canadian Radio-television and Telecommunications Commission (“CRTC”). Pursuant to the SIA, immediately prior to XM Canada’s initial public offering (“IPO”) in December 2005, XM Canada issued to XM 11,077,500 Class A Subordinate Voting Shares representing the 23.33% ownership interest in XM Canada. These shares were determined to have a fair value of $152.1 million, based on the XM Canada IPO price of CDN$16.00 per share. In addition to XM’s 23.33% ownership interest, XM also has two representatives on XM Canada’s nine member board of directors. XM’s 23.33% ownership interest in XM Canada’s Class A Subordinate Voting Shares is diluted to an approximate 11% voting interest as a result of the three-for-one voting and conversion rights of XM Canada’s Class B Shares.

Also in November 2005, and as contemplated by the 2003 MOA with XM Canada, XM entered into a number of agreements with XM Canada, which provide XM Canada with exclusive rights to offer XM satellite digital radio service in Canada. These agreements include a License Agreement, a Programming Agreement and a Trademark Agreement, which collectively include the following rights granted to XM Canada:

•	exclusive non-transferable rights and license to sell the XM basic channels package to Canadian subscribers;

•	access to the programming on XM’s channels; and

•	information and expertise regarding the following:

•	acquisition of content and distribution rights;

•	promotion, marketing and distribution;

•	construction, maintenance and operations of a terrestrial repeater network and broadcast facilities;

•	computer software and system support;

•	sharing of technology licenses; and

•	rights to the use of XM related trademarks.

The agreements have an initial term of ten years. XM Canada has an option to extend the term of the agreements for an additional five years at no additional cost.

The $152.1 million fair value of the shares received is recorded as deferred income on XM’s Consolidated Balance Sheet and amortized into income over the 15-year expected term of the agreements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the License Agreement, XM receives 15 percent of all subscriber fees earned by XM Canada each month for its basic service and 50 percent of XM Canada’s net revenues for any premium service. In addition XM receives a nominal fee for each gross activation of a XM Canada subscriber on XM’s system.

XM has also provided XM Canada with a CDN$45 million standby credit facility, which can only be utilized to finance purchases of terrestrial repeaters or for the payment of license fees. The facility matures on December 31, 2012 and bears interest at a rate of 9% per annum. XM has the right to convert unpaid principal amounts into Class A Subordinate Voting Shares of XM Canada at the price of CDN$16.00 per share. As of December 31, 2005, XM Canada had not drawn on this facility.

During 2005, XM Canada purchased 80 repeaters from XM for a price of $7.6 million. A gain of $4.7 million has been deferred on this sale pending receipt of payment from XM Canada.

XM Canada will fund $69 million of XM’s recently announced multi-year agreement with the National Hockey League® (“NHL”) to broadcast NHL games live and to become the Official Satellite Radio provider of the NHL. The 10-year, $100 million agreement makes XM the exclusive satellite radio network of the NHL beginning with the 2007-2008 season. NHL games and the Home Ice channel are available in Canada through XM Canada.

XM accounts for its ownership in XM Canada using the equity method of accounting. XM Canada has a fiscal year end of August 31, therefore XM will pick up its share of XM Canada’s net income or loss based on XM Canada’s August 31, November 30, February 28 and May 31 quarterly period ends. Summarized financial information for XM Canada is as follows:

(unaudited, in thousands)	November 30, 2005
Current assets	$547
Non-current assets	$219,502
Current liabilities	$39,903
Non-current liabilities	$378
Total shareholders’ equity	$179,768

(unaudited, in thousands)	Three months ended November 30, 2005
Revenues	$39
Net loss	$12,400
XM’s share of net loss (1)	$482

(1)	The Company began recording its share of XM Canada’s loss on November 17, 2005, the date of the Share Issuance Agreement.

XM Canada’s share trade publicly on the Toronto Stock Exchange under the symbol “XSR.SV”. As of December 31, 2005, the Company’s investment in XM Canada had a carrying value of $151.6 million. As of December 31, 2005, the amount due from XM Canada was $10.6 million, which are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Available-for-Sale Equity Securities

Investments in marketable equity securities of companies in which XM does not have a controlling interest or is unable to exert significant influence are accounted for at market value if the investments are publicly traded and resale restrictions of less than one year exist (“available-for-sale equity securities”).

WorldSpace

On July 18, 2005, XM acquired 1,562,500 shares of Class A common shares of WorldSpace, Inc. (“WSI”) and a warrant to purchase at WSI’s initial public offering price an additional aggregate number of shares equal to $37.5 million, subject to

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain operational vesting conditions, in exchange for $25 million. On August 3, 2005, WSI’s initial public offering of 11.8 million shares of its Class A common stock became effective at an IPO price of $21.00. XM allocated its $25 million investment between the two financial instruments, $12.9 million to the Class A common stock and $12.1 million to the warrant. As XM does not have a controlling interest and is not able to exert significant influence, XM accounts for its investment in WSI Class A common stock as available-for-sale securities to be reported at fair market value with any unrealized gains or losses reported in Accumulated other comprehensive income, a component of Stockholders’ equity, net of tax. As of December 31, 2005, XM had a carrying value of $35.1 million for the WSI investment which included $6.0 million of unrealized gains, net of tax.

XM accounts for its investment in the warrant under the cost-method as it contains a resale restriction greater than one year.

(8) Acquisition

On July 13, 2005, XM announced an agreement to acquire WCS Wireless for 5.5 million shares of the Company’s Class A common stock. The principal assets of WCS Wireless are wireless spectrum licenses. The closing of the acquisition is subject to receiving the necessary governmental approvals.

In July 2005, the Company submitted an application to the FCC for consent to the transfer of control of sixteen WCS licenses held by WCS Wireless License Subsidiary, LLC to the Company. The National Association of Broadcasters, Sirius Satellite Radio and the Wireless Communications Association International, Inc. (“WCA”) have opposed our request for license transfer. In the application, the Company requested a waiver that will permit the Company to operate its WCS base stations based on an average rather than a peak Effective Isotropic Radiated Power (“EIRP”) limit. In July 2005, the FCC initiated a rulemaking proceeding proposing to measure EIRP for base stations in various terrestrial wireless services in terms of average rather than peak power. The WCA has opposed this proposal and our waiver application. The Company’s application is still pending.

(9) Deferred Financing Fees

Deferred financing fees consist of the following:

	December 31,
(in thousands)	2005	2004
14% senior secured notes due 2010	$—	$622
14% senior secured discount notes due 2009	3,486	3,486
12% senior secured notes due 2010	3,590	4,118
10% senior secured discount convertible notes due 2009	7,740	10,150
Senior secured floating rate notes due 2009	4,819	4,819
1.75% convertible senior notes due 2009	10,066	7,500
Valuation of warrants issued to related party in conjunction with credit facilities	25,151	25,151
Valuation of warrants issued to related party in conjunction with the issuance of 10% senior secured discount convertible notes	2,288	2,288
Valuation of warrants issued to vendors	13	178
Mortgage	504	504

Total deferred financing fees	57,657	58,816
Less accumulated amortization	(20,922)	(14,350)

Deferred financing fees, net	$36,735	$44,466

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10) Long-Term Debt

Certain of the Company’s debt instruments and credit facility contain covenants that include restrictions on indebtedness, mergers, limitations on liens, liquidations and sale and leaseback transactions, and also require the maintenance of certain financial ratios. The Company was in compliance with all of its covenants as of December 31, 2005. The Company’s debt instruments and credit facility permit the debt issued thereunder to be accelerated upon certain events, including the failure to pay principal when due under any of the Company’s other debt instruments or credit facility subject to materiality thresholds.

The following table presents a summary of the debt activity in 2005:

(in thousands)	December 31, 2004	Issuances/ Additions	Discount Amortization	Accreted Interest	Principal Payments	Retirements/ Extinguishments	December 31, 2005
14% senior secured notes due 2010	$22,824	$—	$—	$—	$—	$(22,824)	$—
Less: discount	(3,367)	—	344	—	—	3,023	—
14% senior secured discount notes due 2009	162,897	—	—	23,648	—	—	186,545
Less: discount	(44,284)	—	4,291	—	—	—	(39,993)
12% senior secured notes due 2010	115,000	—	—	—	—	(15,000)	100,000
10% senior secured discount convertible notes due 2009	213,958	—	—	21,931	—	(55,991)	179,898
Less: discount	(53,897)	—	6,724	—	—	10,747	(36,426)
Senior secured floating rate notes due 2009	200,000	—	—	—	—	—	200,000
1.75% convertible senior notes due 2009	300,000	100,000	—	—	—	—	400,000
Mortgages	33,206	6,630	—	—	(381)	—	39,455
Notes payable	2,773	5	—	—	(2,775)	—	3
Capital leases	6,187	14,399	—	—	(6,876)	—	13,710

Total debt	955,297	$121,034	$11,359	$45,579	$(10,032)	$(80,045)	1,043,192

Less: current portion	6,556						7,608

Long-term debt, net of current portion	$948,741						$1,035,584

Future maturities of long-term debt, stated at fully accreted values, as of December 31, 2005 (as adjusted for the January 2006 de-leveraging transaction that is more fully discussed in Note 11) are as follows:

(in thousands)
Year ending December 31,	Amount
2006	$7,608
2007	5,550
2008	2,212
2009	914,865
2010	106,584
Thereafter	30,524

Total debt	$1,067,343

14% Senior Secured Discount Notes due 2009

Interest accreted until December 31, 2005 and is thereafter payable semi-annually at a rate of 14 percent per annum. The remaining principal balance is payable in December 2009. The Company, at its option, may redeem the notes at declining redemption prices at any time on or after January 1, 2006.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The notes are secured by substantially all of Inc.’s assets, including the stock of Inc.’s FCC license subsidiary. In addition, the Notes are guaranteed by the Company, rank equally in right of payment with all of Inc.’s other existing and future senior indebtedness, and are senior in right of payment to all of Inc.’s existing and future subordinated indebtedness.

12% Senior Secured Notes due 2010

Interest is payable semi-annually at a rate of 12 percent per annum. The remaining principal balance is payable in June 2010. The Company, at its option, may redeem the notes at declining redemption prices at any time on or after June 15, 2007.

The notes are secured by substantially all of Inc.’s assets, including the stock of Inc.’s FCC license subsidiary. In addition, the Notes are guaranteed by the Company, rank equally in right of payment with all of Inc.’s other existing and future senior indebtedness, and are senior in right of payment to all of Inc.’s existing and future subordinated indebtedness.

10% Senior Secured Discount Convertible Notes due 2009

Interest accreted through December 31, 2005 and is thereafter payable semi-annually at a rate of 10 percent per annum, while the remaining principal balance is payable in December 2009. At any time, a holder of the notes may convert all or part of the accreted value of its notes at a conversion price of $3.18 per share. At any time on or after December 21, 2006, the Company may require holders of the notes to convert all, but not less than all of the notes at the conversion price of $3.18 per share if: (i) shares of Class A common stock have traded on the NASDAQ National Market or a national securities exchange for the previous 30 trading days at 200 percent of the conversion price, (ii) the Company reported earnings before interest income and expense, other income, taxes, depreciation (including amounts related to research and development) and amortization greater than $0 for the immediately preceding quarterly period for which the Company reports its financial results, (iii) immediately following such conversion, the aggregate amount of the Company and its subsidiaries’ indebtedness is less than $250 million, and (iv) no shares of the Company’s Series C convertible redeemable preferred stock remain outstanding.

The notes are secured by substantially all of Inc.’s assets, including the stock of Inc.’s FCC license subsidiary. In addition, the Notes are guaranteed by the Company, rank equally in right of payment with all of Inc.’s other existing and future senior indebtedness, and are senior in right of payment to all of Inc.’s existing and future subordinated indebtedness.

Senior Secured Floating Rate Notes due 2009

Interest is payable quarterly in cash in arrears at a rate of 9.75 percent per annum on February 1, 2006 and resets quarterly at a rate equal to 550 basis points over three-month LIBOR. The remaining principal balance is payable in May 2009. The Company, at its option, may redeem the notes at declining redemption prices at any time during the life of the notes.

The notes are secured by substantially all of Inc.’s assets, including the stock of Inc.’s FCC license subsidiary. In addition, the Notes are guaranteed by the Company, rank equally in right of payment with all of Inc.’s other existing and future senior indebtedness, and are senior in right of payment to all of Inc.’s existing and future subordinated indebtedness.

1.75% Convertible Senior Notes due 2009

In January 2005, an additional $100 million aggregate principal amount of 1.75% Convertible Senior Notes due 2009 were issued pursuant to the exercise of an over-allotment option that was granted as part of the original issuance of the notes. Interest is payable semi-annually at a rate of 1.75 percent per annum. The remaining principal balance is payable in December 2009.

The notes may be converted by the holder, at its option, into shares of the Company’s Class A common stock initially at a conversion rate of 20.0 shares of Class A common stock per $1,000 principal amount, which is equivalent to an initial conversion price of $50.00 per share of Class A common stock (subject to adjustment in certain events), at any time until December 1, 2009.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgages

1500 Eckington Place

As of December 31, 2005 and 2004, the remaining principal balance of the 1500 Eckington Place Mortgage Loan was $32.8 million and $33.2 million, respectively. Principal and interest at a fixed rate of 6.015 percent is payable monthly until the mortgage matures in September 2014. The mortgage loan is secured by the building and an escrow with a balance of $4.1 million at December 31, 2005.

60 Florida Avenue

In August 2005, the Company entered into an agreement to purchase its data center at 60 Florida Avenue, Washington, D.C. The $14.0 million purchase price was satisfied by the assumption of the existing mortgage loan on the property at a principal balance of $6.6 million and a cash payment of $7.4 million. In addition, the Company deposited $0.9 million into escrow and paid $0.2 million in closing costs.

As of December 31, 2005, the remaining principal balance of the 60 Florida Avenue Mortgage Loan was $6.6 million. Principal and interest at a fixed rate of 8.26 percent is payable monthly until the mortgage matures in September 2010. The mortgage is secured by the building, the land, and an escrow with a balance of $1.0 million at December 31, 2005.

Senior Secured Credit Facility

The Company and Inc. established a revolving $100.0 million Senior Secured Credit Facility with GM that matures on December 31, 2009. It enables the Company to make monthly draws to finance payments that become due under the Company’s distribution agreement with OnStar Corporation and other GM payments. All draws under the facility bear interest at a per annum rate of LIBOR plus 8 percent. Interest payments are due semiannually. The Company has the option of making interest payments in shares of Class A common stock having an aggregate fair market value at the time of payment equal to the amount of interest due. The fair market value will be based on the average daily trading prices of the Class A common stock over the ten business days prior to the day the interest payment is due. The Company is required to prepay the amount of any outstanding advances in an amount equal to the lesser of (i) 50 percent of the Company’s excess cash and (ii) the amount necessary to prepay the draws in full. In order to make draws under the credit facility, the Company is required to have a certain minimum number of subscribers that are not originated by GM and a minimum pre-marketing cash flow as defined. GM waived the minimum pre-marketing cash flow condition for the year ended December 31, 2005. As of December 31, 2005, there were no amounts outstanding under this credit facility.

(11) Recent De-leveraging Transactions

2006 De-leveraging Transaction

In January 2006, the Company exchanged $42.4 million aggregate carrying value, or $52.3 million aggregate fully accreted face value at maturity, of its 10% Senior Secured Discount Convertible Notes due 2009 by issuing approximately 17.1 million shares of Class A common stock. As a result of the exchange, the Company will record a de-leveraging charge consisting of a redemption premium of $18.4 million. In addition, the Company will write-off a beneficial conversion feature of $9.9 million to interest expense and unamortized debt issuance costs of $1.4 million to equity.

2005 De-leveraging Transactions

During 2005, the Company entered into agreements with certain holders of its notes to de-leverage $80.0 million carrying value, or $93.8 million fully accreted face value at maturity, for $42.0 million in cash consideration, which included $0.7 million of accrued interest, and 18.3 million shares of Class A common stock. The Company recorded a loss of $27.6 million from these extinguishments in Other income (expense) on the Consolidated Statements of Operations for the year ended December 31, 2005. This includes the following de-leveraging transactions:

12% Senior Secured Notes due 2010

The Company redeemed $15.0 million of its 12% Senior Secured Notes due 2010 for a redemption price of $17.2 million, which included $0.4 million of accrued interest. As a result of the redemption, the Company incurred a $2.2

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million de-leveraging charge comprised of a redemption premium of $1.8 million and a write-off of unamortized debt issuance costs of $0.4 million.

14% Senior Secured Notes due 2010

The Company redeemed the remaining $19.8 million aggregate carrying value, or $22.8 million aggregate fully accreted face value at maturity, of its 14% Senior Secured Notes due 2010 for a redemption price of $24.8 million, which included $0.3 million of accrued interest. As a result of the redemption, the Company incurred a $4.9 million de-leveraging charge comprised of a redemption premium of $1.6 million, a write-off of the unamortized discount of $3.0 million and a write-off of unamortized debt issuance costs of $0.3 million.

10% Senior Secured Discount Convertible Notes due 2009

The Company exchanged $45.2 million aggregate carrying value, or $56.0 million aggregate fully accreted face value at maturity, of its 10% Senior Secured Discount Convertible Notes due 2009 by issuing 18.3 million shares of Class A common stock. As a result of the exchange, the Company incurred a redemption premium of $20.5 million, which was classified as a de-leveraging charge. In addition, the Company wrote-off a beneficial conversion feature of $10.7 million to interest expense and unamortized debt issuance costs of $1.5 million to equity.

2004 De-leveraging Transactions

During 2004, the Company entered into agreements with certain holders of its notes to de-leverage $493.6 million carrying value including accrued interest, or $513.2 million fully accreted face value at maturity, for $319.0 million in cash consideration and 12.4 million shares of Class A common stock. The Company recorded a loss of $76.6 million from these extinguishments in Other income (expense) on the Consolidated Statements of Operations for the year ended December 31, 2004. This includes the following de-leveraging transactions:

14% Senior Secured Discount Notes due 2009

The Company exchanged $132.8 million aggregate carrying value including accrued interest, or $157.1 million aggregate fully accreted face value at maturity, of its 14% Senior Secured Discount Notes due 2009 by issuing 4.2 million shares of Class A common stock and paying $15.8 million in cash.

12% Senior Secured Notes due 2010

The Company redeemed $73.3 million aggregate carrying value including accrued interest, or $70.0 million aggregate fully accreted face value at maturity, of its 12% Senior Secured Notes due 2010 for a redemption price of $81.7 million. As a result of the redemption, the Company incurred a redemption premium of $8.4 million, which was classified as a de-leveraging charge.

10% Senior Secured Discount Convertible Notes due 2009

The Company exchanged $11.1 million aggregate carrying value including accrued interest, or $13.4 million aggregate fully accreted face value at maturity, of its 10% Senior Secured Discount Convertible Notes due 2009 by issuing 3.5 million shares of Class A common stock.

10% Senior Secured Convertible Note due 2009 (held by OnStar)

The Company redeemed the remaining $90.4 million carrying value including accrued interest, or $89.0 million fully accreted face value at maturity, of its 10% Senior Secured Convertible Note due December 31, 2009 held by OnStar. In accordance with the terms of the note, OnStar converted $7.8 million in principal amount of the note, representing the entire principal amount of the Note that had vested conversion rights at the time of the redemption, into 980,670 shares of Class A common stock and paid the remaining $81.2 million in principal amount plus accrued interest in cash.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.75% Convertible Subordinated Notes due 2006

The Company redeemed the remaining $45.7 million carrying value including accrued interest, or $45.7 fully accreted face value at maturity, of its 7.75% Convertible Subordinated Notes due 2006 by issuing 3.7 million shares of Class A common stock.

Loan — Boeing Capital Corporation

The Company retired the remaining $35.3 million carrying value including accrued interest or $35.0 million fully accreted face value at maturity, of its loan with Boeing Capital Corporation.

Related Party Note

The Company retired the remaining $103.0 million carrying value, plus accrued interest of $2.0 million of its revolving credit and equity facility with GM.

2003 De-leveraging Transactions

During 2003, the Company entered into agreements with certain holders of its notes to de-leverage $125.2 million carrying value including accrued interest, or $160.1 million fully accreted face value at maturity, for $6.8 million in cash consideration and 19.3 million shares of Class A common stock. The Company recorded a loss of $24.7 million from these extinguishments in Other income (expense) on the Consolidated Statements of Operations for the year ended December 31, 2003 This includes the following de-leveraging transactions:

14% Senior Secured Notes due 2010 and 14% Senior Secured Discount Notes due 2009

The Company exchanged $2.1 million aggregate carrying value including accrued interest, or $2.0 million aggregate fully accreted face value at maturity, of its 14% Senior Secured Notes due 2010 and $65.5 million aggregate carrying value including accrued interest, or $94.2 million aggregate fully accreted face value at maturity, of its 14% Senior Secured Discount Notes due 2009 by issuing 8.5 million shares of Class A common stock.

7.75% Convertible Subordinated Notes due 2006

The Company exchanged $33.6 million aggregate carrying value including accrued interest, or $33.4 million aggregate fully accreted face value at maturity, of its 7.75% Convertible Subordinated Notes due 2006 by issuing 2.7 million shares of Class A common stock and paying $6.8 million in cash.

10% Senior Secured Discount Convertible Notes due 2009

The Company exchanged $24.0 million aggregate carrying value including accrued interest, or $30.5 million aggregate fully accreted face value at maturity, of its 10% Senior Secured Discount Convertible Notes due 2009 by issuing 8.1 million shares of Class A common stock.

(12) Equity

Convertible Preferred Stock

At December 31, 2005 and 2004, the Company had authorized 60,000,000 shares of preferred stock, par value $0.01, of which 15,000,000 shares were designated non-voting Series A convertible preferred stock, 3,000,000 shares were designated non-voting 8.25% Series B convertible redeemable preferred stock, and 250,000 shares were designated 8.25% Series C convertible redeemable preferred stock, all of which are convertible into Class A common stock at the option of the holder. Additionally, 250,000 shares were designated as non-voting Series D participating preferred stock in connection with the adoption of the Shareholders’ Rights Plan and are junior to all other classes of preferred stock. The Series C convertible redeemable preferred stock contains voting and certain veto rights. The Series A preferred stock receives dividends, if declared, ratably with the common stock.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Series A convertible preferred stock is redeemable at the option of the holder at any time for an equal number of shares of Class A common stock. The Company may redeem the Series B convertible preferred stock or the Series C convertible redeemable preferred stock at its option and at any time at a redemption price per share equal to the Liquidation Preference plus a premium for each series, which premiums decline annually through February 2, 2010, however, all remaining outstanding shares must be redeemed on February 1, 2012.

Stock Dividends on Preferred Stock

The Company paid 2005 quarterly dividends on the 8.25% Series B convertible redeemable preferred stock on February 1, 2005, May 1, 2005, August 1, 2005 and November 1, 2005 by issuing 14,714, 16,784, 14,614, and 15,299 shares of Class A common stock, respectively, to the respective holders of record.

The Company paid 2004 quarterly dividends on the 8.25% Series B convertible redeemable preferred stock on February 1, 2004, May 1, 2004, August 1, 2004 and November 1, 2004 by issuing 18,806, 17,643, 19,335, and 17,741 shares of Class A common stock, respectively, to the respective holders of record.

The terms of the Company’s 8.25% Series C convertible redeemable preferred stock provide for cumulative dividends payable in cash. The liquidation preference of the Series C convertible redeemable preferred stock includes cumulative dividends. The net loss attributable to common stockholders reflects the accrual of the dividends to preferred stockholders for the years ended December 31, 2005, 2004 and 2003.

The following table provides a summary of the changes in the liquidation preference for Series C convertible redeemable preferred stock in 2005:

(in thousands)	December 31, 2004	Conversions	Accrued Dividends	December 31, 2005
Face amount	$79,246	$—	$—	$79,246
Cumulative dividends payable	28,730	—	6,538	35,268

Carrying amount of liquidation preference	$107,976	$—	$6,538	$114,514

Conversions of Convertible Preferred Stock

During the year ended December 31, 2004, the Company entered into agreements with certain holders of its Series A convertible preferred stock to exchange 5.4 million shares of Series A convertible preferred stock (carrying value of $51.4 million) for 5.4 million shares of Class A common stock. In addition, the Company entered into agreements with certain holders of its 8.25% Series C convertible redeemable preferred stock to exchange 40.8 million shares of Series C convertible redeemable preferred stock plus accrued dividends through the date of the exchange (carrying value of $52.4 million) for 5.9 million shares of Class A common stock.

Class A Common Stock Issuances

During 2005, the Company issued 18.3 million shares of Class A common stock to convert or redeem certain notes and 2.5 million shares of Class A common stock related to the exercise of certain warrants.

On June 14, 2005, the Company completed a public offering of 9,668,063 shares of its Class A common stock at $31.20 per share. The 9,668,063 shares offered by the Company resulted in net proceeds of $300 million.

During 2004, the Company issued an aggregate 11.3 million shares of Class A common stock to redeem certain preferred stock, 12.4 million shares of Class A common stock to convert or redeem certain notes and 15.3 million shares of Class A common stock related to the exercise of certain warrants.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 28, 2004, the Company completed a public offering of 20 million shares of its Class A common stock at $26.50 per share. The Company issued 7 million shares that resulted in net proceeds of $177 million and certain selling stockholders offered the remaining 13 million shares.

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

1998 Shares Award Plan and Talent Option Plan

On June 1, 1998, the Company adopted the 1998 Shares Award Plan (“1998 Plan”) under which employees, consultants, and non-employee directors may be granted options to purchase shares of Class A common stock of the Company. The Company has authorized 25,000,000 shares of Class A common stock under the 1998 Plan. The options are exercisable in installments determined by the compensation committee of the Company’s board of directors. The options expire as determined by the committee, but no later than ten years from the date of grant.

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

Transactions and other information relating to the 1998 Plan for the years ended December 31, 2005, 2004 and 2003 are summarized below:

	Outstanding Options
	Shares	Weighted-Average Exercise Price
Balance, January 1, 2003	7,615,063	$15.24
Options granted	5,548,305	5.99
Options canceled or expired	(517,762)	15.37
Options exercised	(680,568)	11.36

Balance, December 31, 2003	11,965,038	$11.21
Options granted	4,945,285	23.86
Options canceled or expired	(692,704)	12.75
Options exercised	(1,531,458)	11.27

Balance, December 31, 2004	14,686,161	$15.37
Options granted	2,019,505	29.21
Options canceled or expired	(283,376)	21.32
Options exercised	(1,793,278)	10.37

Balance, December 31, 2005	14,629,012	$17.77

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2005	Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Outstanding Weighted- Average Exercise Price	Number Exercisable	Exercisable Weighted- Average Exercise Price
	$2.67	1,070	7.01 years	$2.67	370	$2.67
	$2.77-$5.34	3,286,816	7.21 years	$5.33	1,876,122	$5.32
	$5.67-$12.00	1,815,519	4.77 years	$9.20	1,802,104	$9.22
	$12.06-$16.79	1,682,124	5.93 years	$15.33	1,636,067	$15.36
	$16.80-$18.69	766,915	5.04 years	$18.60	766,915	$18.60
	$18.83-$22.00	2,304,400	8.13 years	$21.99	716,910	$21.96
	$22.31-$26.82	1,898,133	8.46 years	$24.60	738,422	$24.68
	$26.83-$28.04	1,661,518	9.04 years	$27.86	155,661	$27.21
	$28.17-$45.44	1,212,517	7.35 years	$34.72	560,122	$36.73

Total		14,629,012	7.17 years	$17.77	8,252,693	$15.12

Under the 1998 Plan, there were 8,252,693, 6,216,748 and 4,613,501 stock options exercisable at December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, there were 5,142,914 shares available under the 1998 Plan for future grants. During 2005 and 2004, the Company granted 826,877 restricted shares and 10,000 restricted shares, respectively. As of December 31, 2005 and 2004, 160,000 and 156,000 options had been granted under the Talent Plan, respectively. At December 31, 2005, there were 340,000 options available under the plan for future grant. In 2005, 2004 and 2003, the Company recognized $6.0 million, $2.0 million and $2.1 million, respectively, of non-cash stock-based compensation expense.

The per share weighted-average fair value of employee options granted during the years ended December 31, 2005, 2004 and 2003 was $12.83, $16.08 and $4.72, respectively, on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	Years ended December 31,
	2005	2004	2003
Expected dividend yield	0%	0%	0%
Volatility (1)	39% to 47%	82.75%	107.38%
Risk-free interest rate range	3.32% to 4.33%	2.79% to 3.93%	2.30% to 3.37%
Expected life	5 Years	5 Years	5 Years

(1)	As of January 1, 2005, the Company changed its method to measure volatility from historical volatility to implied volatility.

During the twelve months ended December 31, 2005, XM granted 826,877 shares of restricted common stock to key employees. The Company recorded deferred compensation during the twelve months ended December 31, 2005 of $23.6 million in connection with these shares of restricted common stock. Such deferred compensation is being amortized to expense over the three year vesting period and is recorded as a component of equity. The restrictions on these shares lapse as vesting occurs.

Employee Stock Purchase Plan

In 1999, the Company established an employee stock purchase plan that provides for the issuance of 300,000 shares of Class A common stock, which was increased to 600,000 shares in 2001 and 1,000,000 shares in 2003. All employees whose customary employment is more than 20 hours per week and for more than five months in any calendar year are eligible to participate in the stock purchase plan, provided that any employee who would own 5 percent or more of the Company’s total combined voting power immediately after an offering date under the plan is not eligible to participate. Eligible employees must authorize the Company to deduct an amount from their pay during offering periods established by the compensation committee. The purchase price for shares under the plan will be determined by the compensation

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

committee but may not be less than 85 percent of the lesser of the market price of the common stock on the first or last business day of each offering period. As of December 31, 2005, 2004 and 2003, the Company had issued a cumulative total of 616,745, 570,311 and 528,044 shares, respectively, under this plan. At December 31, 2005, there were 383,255 shares available under the plan for future sale.

The Company applies APB 25 in accounting for stock-based compensation for these plans and, accordingly, no compensation cost has been recognized for its stock options and stock purchase plan in the financial statements other than for performance based stock options, for options granted with exercise prices below fair value on the date of grant and for repriced options under FIN No. 44. During 2005, 2004 and 2003, the Company incurred no compensation cost for these options.

Warrants

14% Senior Secured Notes due 2010 Warrants — As part of the issuance of 14% Senior Secured Notes due 2010, the Company granted warrants to purchase shares of the Company’s Class A common stock. As of December 31, 2005, 2.9 million shares were available for purchase at a price of $45.20 per share. The exercise price of each warrant may be paid either in cash or without the payment of cash by reducing the number of shares of Class A common stock that would be obtainable upon the exercise of a warrant. The warrants are fully vested and expire March 15, 2010.

14% Senior Secured Discount Notes due 2009 Warrants — As part of the exchange of 14% Senior Secured Notes due 2010 for 14% Senior Secured Discount Notes due 2009, the Company granted warrants to purchase shares of the Company’s Class A common stock. As of December 31, 2005, approximately 8.3 million shares were available for purchase at a price of $3.18 per share. The exercise price of each warrant may be paid either in cash or without the payment of cash by reducing the number of shares of Class A common stock that would be obtainable upon the exercise of a warrant. The warrants are fully vested and expire December 31, 2009.

Boeing Satellite Systems — Pursuant to the Company’s satellite contract for XM-4, it issued a fully vested warrant to Boeing Satellite Systems in July 2003 to purchase 500,000 shares of its Class A common stock at $13.524 per share. The fair value of this warrant was determined to be approximately $5.8 million using a Black-Scholes based methodology and is included in the cost of XM-4. These warrants expire July 31, 2008.

Space Systems/Loral — Pursuant to the Company’s satellite contract for XM-5, it issued a fully vested warrant to Space Systems/Loral to purchase 400,000 shares of its Class A common stock at $32.42 per share during 2005. The fair value of this warrant was determined to be approximately $4.9 million using a Black-Scholes based methodology and is included in the cost of XM-5. These warrants expire December 31, 2011.

(13) Profit Sharing and Employee Savings Plan

On July 1, 1998, the Company adopted a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer the maximum percentage of their compensation allowable under law on a pre-tax basis through contributions to the savings plan. The Company contributed $0.50 in 2005, 2004 and 2003 for every $1.00 the employees contributed up to 6 percent of compensation, which amounted to $1.2 million, $0.8 million and $0.7 million, respectively.

(14) Related Party Transactions

The Company developed strategic relationships with certain companies that were instrumental in the construction and development of its system. In connection with the Company granting to them large supply contracts, some of these strategic companies have become large investors in XM and have been granted rights to designate directors or observers to XM’s board of directors. The negotiation of these supply contracts and investments primarily occurred at or prior to the time these companies became related parties.

The Company is a party to a long-term distribution agreement with OnStar Corporation, a subsidiary of General Motors that provides for the installation of XM radios in General Motors vehicles, as further described in Note 17 to the audited

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Financial Statements. The Company has an agreement with OnStar to make available use of the Company’s bandwidth. The Company has arrangements with American Honda relating to the promotion of the XM Service to new car buyers, the use of bandwidth on the XM System and the development of telematics services and technologies. As of December 31, 2005, the Company is engaged in activities with GM and Honda to jointly promote new car buyers to subscribe to the XM service. At December 31, 2005, there were 460,615 subscribers in promotional periods (typically ranging from three months to one year in duration) paid for by the vehicle manufacturers. These subscriptions are included in the Company’s quarter-end subscriber total. Subscriber revenues received from GM and Honda for these programs are recorded as related party revenue. GM is one of the Company’s shareholders and Chester A. Huber, Jr., the President of OnStar, is a member of the Company’s board of directors. John W. Mendel, a member of the Company’s board of directors, is Senior Vice President, automobile operations of American Honda Motor Co., Inc.

In connection with the development of the Company’s terrestrial repeater network, the Company was a party to a contract with Hughes Electronics Corporation. DIRECTV® has provided consulting services in connection with the development of the Company’s customer care center and billing operations. Hughes Electronics was one of the Company’s largest shareholders until January 2004 and was a subsidiary of GM until December 2003. Jack Shaw, a member of the Company’s board of directors, was Chief Executive Officer of Hughes Electronics Corporation until December 2003. DIRECTV®, then a subsidiary of Hughes Electronics, was a holder of the Company’s Series C convertible redeemable preferred stock until January 2004. Hughes Electronics Corporation and DIRECTV® ceased to be a related party during the three month period ended March 31, 2004.

As part of Clear Channel Communications’ investment in XM in 1998, the companies entered into agreements which provided for certain programming and director designation arrangements as long as Clear Channel retained the full amount of its original investment in XM. In June of 2003, Clear Channel entered into a forward sale derivative hedging contract relating to its shares of XM Class A common stock. During the third quarter of 2005, Clear Channel and XM arbitrated the impact, if any, of the hedging activity on the Operational Assistance Agreement and the Director Designation Agreement, and certain related matters. The Arbitration Panel preliminarily decided that the Operational Assistance Agreement remains in effect, including Clear Channel’s right to receive a revenue share of commercial advertising on programming it provides to XM, but declined to enforce the Director Designation Agreement. The parties have agreed to abide by the panel’s preliminary decision, to include commercial advertising and share advertising revenue on all Clear Channel-provided talk and music programming starting in March 2006, and on the amount of compensation to Clear Channel ($2 million, of which approximately $0.7 million was accrued for in a prior period and the remaining $1.3 million was recorded as an expense in the Company’s Statement of Operations in the current period) for the period commercials were not included on some of the channels it programs.

In the past, the Company had a sponsorship agreement with Clear Channel Entertainment to advertise the Company’s service at Clear Channel Entertainment concerts and venues. Premiere Radio Networks, a subsidiary of Clear Channel Communications, has in the past served as one of the Company’s advertising sales representatives. The Company also runs advertisements on a spot and network basis on radio stations owned by Clear Channel. In addition, the Company leases four sites for the Company’s terrestrial repeaters from Clear Channel Communications. Clear Channel Communications ceased to be a related party during the second quarter of 2004.

The Company had the following related party balances at December 31, 2005 and 2004:

	Due from		Prepaid expense		Due to
(in thousands)	2005	2004	2005	2004	2005	2004
GM	$6,957	$3,708	$59,561	$57,061	$114,282	$66,106
Honda	1,672	1,659	5,000	—	369	415

Total	$8,629	$5,367	$64,561	$57,061	$114,651	$66,521

Beginning in the fourth quarter of 2002, the Company engaged in activities with GM and Honda to jointly promote XM service subscriptions to new car buyers. At December 31, 2005, there were approximately 461,000 subscribers in

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

promotional periods (typically ranging from three months to one year in duration) paid for by the vehicle manufacturers. These subscriptions are included in the Company’s subscriber total. The Company earned the following total revenue in connection with sales to related parties described above:

	Years ended December 31,
(in thousands)	2005	2004	2003
GM	$27,580	$21,374	$11,630
Honda	10,957	6,869	368

Total	$38,537	$28,243	$11,998

The Company has relied upon certain related parties for technical, marketing and other services during the years ended December 31, 2005, 2004 and 2003. The Company has incurred the following costs in transactions with the related parties described above:

	Year ended December 31, 2005
(in thousands)	GM	Honda
Research & development	$—	$5,000
Customer care & billing operations	242	—
Marketing	205,837	1,782

Total	$206,079	$6,782

	Year ended December 31, 2004
(in thousands)	GM	Honda	Hughes(1)	Clear Channel(2)
Terrestrial repeater network	$—	$—	$7	$—
Terrestrial repeater site leases	—	—	—	31
Research & development	—	9,579	—	—
Customer care & billing operations	363	—	—	—
Marketing	158,997	—	—	—

Total	$159,360	$9,579	$7	$31

	Year ended December 31, 2003
(in thousands)	GM	Hughes(1)	Clear Channel(2)
Terrestrial repeater network	$—	$278	$—
Terrestrial repeater site leases	—	—	60
Customer care & billing operations	960	—	—
Marketing	107,346	—	8,646

Total	$108,306	$278	$8,706

(1)	Amounts reflect the activity for the period which Hughes was considered to be a related party. Hughes ceased to be a related party during the first quarter of 2004.
(2)	Amounts reflect the activity for the period which Clear Channel was considered to be a related party. Clear Channel ceased to be a related party during the second quarter of 2004.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GM — In 1999, the Company established a distribution agreement with GM (see Note 17). Under the terms of the agreement, GM distributes the XM Radio Service in various models of its vehicles. This agreement was amended in June 2002 and January 2003 and continues to be clarified as XM’s business operations and working relationship with GM continues to evolve.

Honda — The Company has arrangements with Honda relating to the promotion of the XM service to new buyers, the use of bandwidth on the XM system and the development of telematics services and technologies. There were no Honda related party expenses in 2003.

Hughes — In 1999, the Company entered into a terrestrial repeater manufacturing agreement with Hughes. Hughes ceased to be a related party in January 2004.

DIRECTV® — In 1999, the Company entered into a consulting services agreement with DIRECTV®. The agreement provides for DIRECTV® professionals to aid the Company’s efforts in establishing its customer care center and billing operations on a time and materials basis. DIRECTV® ceased to be a related party in January 2004. There were no DIRECTV® related party expenses in 2004 or 2005.

Clear Channel — Clear Channel Communications provides certain programming services to the Company. In 2000, the Company entered into a sponsorship agreement with SFX Marketing, now Clear Channel Entertainment, to advertise and promote the Company’s service at Clear Channel Entertainment events and venues. Since 2000, Premiere Radio Networks, a subsidiary of Clear Channel Communications, had served as one of the Company’s ad sales representatives. Under separate agreements, the Company also runs advertisements on a spot and network basis on radio stations owned by Clear Channel Communications. In addition, the Company leases 3 sites for its terrestrial repeaters from Clear Channel Communications. Clear Channel ceased to be a related party in the second quarter of 2004.

(15) Income Taxes

The provision for the income taxes included in the Consolidated Statements of Operations is as follows:

	Years ended December 31,
(in thousands)	2005	2004	2003
Current taxes:
Federal	$—	$—	$—
State	—	—	—

Total current taxes	—	—	—

Deferred taxes:
Federal	2,003	23,486	—
State	327	3,831	—

Total deferred taxes	2,330	27,317	—

Total tax expense	$2,330	$27,317	$—

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory tax expense, assuming all income is taxed at the statutory rate applicable to the income and the actual tax expense is as follows:

	Years ended December 31,
(in thousands)	2005	2004	2003
Net loss before income taxes, as reported in the Consolidated Statements of Operations	$(664,385)	$(615,051)	$(584,535)

Theoretical tax benefit on the above amount at 35%	(232,535)	(215,268)	(204,587)
State tax, net of federal benefit	(23,253)	(21,527)	(20,459)
Increase in taxes resulting from change to effective tax rate	—	—	12,507
Increase in taxes resulting from permanent differences, net	21,351	53,659	7,817
Change in valuation allowance	236,767	210,453	204,722

Taxes on income for the reported year	$2,330	$27,317	$—

The $236.8 million and $210.5 million increase in the valuation allowance for 2005 and 2004, respectively, includes a $2.3 million and $27.3 million increase, respectively, that was required because the Company determined that it was not appropriate under generally accepted accounting principles to offset deferred tax assets against deferred tax liabilities related to indefinite lived assets that cannot be scheduled to reverse in the same period. The Company does not expect to settle this liability in the foreseeable future.

In addition to the $236.8 million increase in the valuation allowance for 2005, a further increase in the Company’s valuation allowance of $10.2 million was incurred from net equity transactions. This increase in the valuation allowance was due to the tax benefits of the exercise of nonqualified stock options net of the loss of deferred tax assets in debt-for-equity exchanges and the recording of assets with a greater book value than tax basis. The $10.2 million increase in equity was subject to a $10.2 million equity account valuation allowance, resulting in no change to the Company’s net equity.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax consists of future tax assets/(liabilities) attributable to the following:

	December 31,
(in thousands)	2005	2004	2003
Deferred tax assets — current:
Deferred revenue — XM Service	$106,238	$44,256	$15,293
Deferred revenue — XM Canada	3,903	—	—
Other deferred tax assets — current	4,513	2,963	2,465

Gross total deferred tax assets — current	114,654	47,219	17,758
Valuation allowance for deferred tax assets — current	(113,529)	(45,933)	(16,865)

Net deferred tax assets — current	1,125	1,286	893

Deferred tax assets — noncurrent:
Net operating loss/other tax attribute carryovers	612,340	504,150	431,660
Book expenses capitalized and amortized for tax purposes	90,873	86,908	89,039
Deferred revenue — XM Service	32,606	14,397	5,452
Deferred revenue — XM Canada	54,313	—	—
Property and equipment and system under construction	43,569	59,229	14,111
Deferred interest expense	24,142	17,362	—
Loan financing costs	53,386	67,978	—
Other deferred tax assets	28,416	20,169	3,298

Gross total deferred tax assets — noncurrent	939,645	770,193	543,560
Valuation allowance for deferred tax assets — noncurrent	(930,425)	(751,014)	(516,213)

Net deferred tax assets — noncurrent	9,220	19,179	27,347

Net deferred tax assets	10,345	20,465	28,240

Deferred tax liabilities:
DARS license	(29,646)	(27,317)	(24,996)
Intangible assets	(2,271)	(2,757)	(3,244)
Debt instruments	(8,074)	(17,708)	—
WorldSpace investment	(3,747)	—	—

Net deferred tax liabilities	(43,738)	(47,782)	(28,240)

Deferred income tax, net	$(33,393)	$(27,317)	$—

The Company offsets the non-current net deferred tax asset against the non-current deferred tax liability in Other non-current liabilities on the Consolidated Balance Sheets. The net deferred tax asset – current is included in Prepaid and other current assets on the Consolidated Balance Sheets.

At December 31, 2005, the Company had accumulated net operating losses of $1,590.5 million for Federal income tax purposes that are available to offset future regular taxable income. These operating loss carryforwards expire between the years 2012 and 2025. Utilization of these net operating losses are subject to Internal Revenue Code Section 382 for loss limitations because there have been significant changes in the stock ownership of the Company. In assessing whether the Company will realize a benefit from the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16) Supplemental Cash Flows Disclosures

The Company paid $64.6 million, $36.9 million and $76.3 million for interest, of which $24.1 million, $31.8 million, and $4.8 was capitalized during 2005, 2004 and 2003, respectively. Additionally, the Company incurred the following non-cash financing and investing activities:

	Years ended December 31,
(in thousands)	2005	2004	2003
Accrued system construction costs	$30,360	$92,800	$29,193
Issuance of note for prepaid expenses	—	—	89,042
Issuance of warrants for deferred financing fees	150	—	27,439
Issuance of warrants for satellite contract	4,868	—	5,790
Issuance of notes for accrued expenses	5	129	55,493
Loss on redemption of debt	24,154	—	—
Loss on equity investments	1,411	—	—
Discount on debt securities	—	33,622	101,707
Conversion of debt to equity	55,991	176,698	118,401
Use of deposit/escrow for capital lease agreement	—	—	1,174
Write-off of deferred financing costs to equity	1,548	1,066	—
Property acquired through capital leases	14,399	6,412	1,894
Assumption of debt on purchase of building	6,630	—	—
Unrealized gain on equity investment, net of tax	5,985	—	—
Receipt of Canadian Satellite Radio stock	152,054	—	—

(17) Commitments and Contingencies

DARS Licenses

The Company’s DARS license is valid for eight years upon successful launch and orbital insertion of the satellites and can be extended by the FCC. The DARS license requires that the Company comply with a construction and launch schedule specified by the FCC for each of the first two authorized satellites, which has occurred. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company’s license. The Company believes that the exercise of such authority to rescind the license is unlikely. The Company has requested and received FCC authority to launch additional satellites for use in its system and believes that future requests would likely be approved. In January 2005, the FCC granted the Company’s request to launch and operate XM-3 and XM-4 and to collocate XM-1 with XM-2 at the 115° West Longitude orbital location. In February 2005, XM-3 was successfully launched and moved into the 85° West Longitude orbital location. During April 2005, XM-1 was successfully collocated with XM-2 in its orbital slot.

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Technology Licenses

Effective January 1, 1998, the Company entered into a technology licensing agreement with Motient and WorldSpace Management Corporation (“WorldSpace MC”) by which as compensation for certain licensed technology then under development to be used in the XM Radio System, the Company pays certain amounts to WorldSpace MC. The actual amounts to be incurred under this agreement are dependent upon further development of the technology, which is at the Company’s option. The agreement includes provisions for sharing certain costs related to the further development of technology and for royalty payments from the Company to WorldSpace MC. At December 31, 2005 and 2004 the Company had recorded an accrual, including interest of $3.1 million and $4.0 million, respectively, payable to WorldSpace MC for royalty payments.

Satellite System

Satellite Deployment Plan — The Company launched its first two satellites, XM-1 and XM-2 in the first half of 2001 prior to the commencement of commercial operations. These satellites suffer from a progressive solar array power degradation issue that is common to the first six Boeing 702 class satellites in orbit — XM-2 and XM-1 were the fifth and sixth Boeing 702s launched. In February 2005, the Company launched XM-3. XM-3 was placed into one of the Company’s orbital slots and beginning in April 2005 is being used to transmit the XM service. During the second quarter of 2005, the Company collocated XM-1 with XM-2 in the other orbital slot. The Company has a fourth satellite (“XM-4”) under construction; this satellite is scheduled to be launched in the second half of 2006. During the second quarter of 2005, XM entered into a contract to construct a spare satellite (“XM-5”), expected to be completed by the end of 2007, for use as a ground spare or to be available for launch in the event there is a launch or early operations failure of XM-4.

Satellite Insurance Settlements: XM-1 and XM-2 — The Company had secured launch and in-orbit insurance policies with a large group of insurers (both U.S. and foreign) providing coverage for losses relating to XM-1 and XM-2 where such losses arise from an occurrence within the first five years after launch. Under these policies, the aggregate sum insured in the event of constructive total loss of both satellites equaled $400 million ($200 million per satellite), and lesser amounts would be payable in the event of a partial loss. In the event of constructive total loss, the amount of recovery would be reduced by any salvage value, which could include a percentage of the revenues from the Company’s continuing use of the satellites. In September 2001, the Company notified its insurers of a progressive solar array power degradation problem noted above and, in February 2003, the Company filed Proofs of Loss with its insurers.

In July 2004, the Company reached agreement with insurers covering 80 percent of the aggregate sum insured at a settlement rate equal to 44.5 percent of the proportionate amount covered by each of these insurers, representing a total recovery of approximately $142 million from these insurers. This settlement resolves any issues about the amount of loss sustained, includes a waiver by the settling insurance companies of any reductions based on salvage value, terminates any further risk to the settling insurers under the policies and ends any other rights the settling insurers might have with regard to XM-1 and XM-2 or revenues generated by the Company’s continuing use of those satellites. The Company has collected all amounts due under the settlement. The portion of the insurance proceeds related to claim payments, totaling $133.9 million, was recorded as a reduction to the carrying values of XM-1 and XM-2.

In August 2004, the Company filed for arbitration to collect the remaining 20 percent of the sum insured utilizing the third-party dispute resolution procedures under the policy. An arbitration ruling is expected in 2006. Any amounts received from this arbitration proceeding will be recorded as a reduction to the carrying values of XM-1 and XM-2.

Satellite Contracts and Other Costs: XM-1, XM-2, XM-3, XM-4 and XM-5 — As of December 31, 2005, the Company had paid approximately $676.3 million, including manufacturing and launch costs, financing charges, in-orbit performance incentives and additional costs for collocation, under the satellite contracts related to XM-1, XM-2, XM-3, XM-4 and XM-5. The Company originally entered into its satellite contract with Boeing Satellite Systems International, Inc. (“BSS”) in March 1998, and has subsequently amended the contract, including in July 2003, December 2003, December 2004, January 2005 and July 2005. Under the satellite contract, BSS has delivered three satellites in-orbit, XM-1, XM-2 and XM-3, supplied ground equipment and software used in the XM Radio system, provided certain launch and operations support services, and is constructing the XM-4 satellite. In August 2003, XM contracted with Sea Launch Company, LLC (“Sea Launch”) for the

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated launch services for the XM-4 satellite, which is currently scheduled for launch during the second half of 2006. In June 2005, the Company awarded a contract to Space Systems/Loral (“SS/L”) for the design and construction of its fifth satellite, XM-5. Construction of XM-5 is expected to be completed by the end of 2007.

XM-1 and XM-2 — The XM-1 and XM-2 satellites were successfully collocated in one orbital slot during the second quarter of 2005.

XM-3 — In February 2005, the Company launched its XM-3 satellite. XM-3 was modified to correct the solar array degradation issues experienced by XM-1 and XM-2, as well as to optimize XM-3 for the specific orbital slot into which it has been placed. As of December 31, 2005, with respect to XM-3, the Company has deferred payment of construction costs of $15 million at an interest rate of 8 percent through January 2007, which is included in Other non-current liabilities. BSS has the right to earn performance incentive payments of up to $25.9 million, excluding interest, based on the in-orbit performance of XM-3 over its design life of fifteen years.

In connection with the launch of XM-3, the Company acquired launch and in-orbit insurance in January 2005. The in-orbit insurance is for a one year period from February 2005 through February 2006. The Company has obtained in-orbit insurance for XM-3 effective at the expiration of the initial policy.

XM-4 — Under its contracts with BSS and Sea Launch, the Company has committed to pay a total of $186.5 million for XM-4 and the associated launch services, excluding in-orbit performance incentives and financing charges on certain amounts deferred prior to launch. As of December 31, 2005, satellite construction costs aggregating approximately $132.8 million had been incurred, of which $28.5 million has been paid and $104.3 million has been deferred into 2006. Interest on the deferred amount accrues monthly at a rate of 10.75 percent per annum and is being paid on a current basis, pursuant to the December 2003 amendment, which extended the deferral into 2006. The remaining portion of the fixed costs for XM-4 and the associated launch services are payable during construction with the last payment due one month following launch.

After launch of XM-4, BSS has the right to earn performance incentive payments of up to $12 million, plus interest, over the first twelve years of in-orbit life, up to $7.5 million for high performance (above specifications) during the first fifteen years of in-orbit life, and up to $10 million for continued high performance across the five year period beyond the fifteen year design life.

XM-5 — Upon the award of the XM-5 contract, SS/L began construction of the satellite. Approximately two years before, on July 15, 2003, SS/L, its parent, Loral Space & Communications Ltd. and certain other affiliated entities (collectively, the “Debtors”) commenced voluntary Chapter 11 bankruptcy cases under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”), which cases are being jointly administered under lead case number 03-41710. Pursuant to an order entered on July 20, 2005, the Court approved the Company’s contract with SS/L. On August 1, 2005, the Court entered an order confirming the Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Reorganization Plan”). The Reorganization Plan became effective on November 21, 2005. Pursuant to the terms of the Company’s contract with SS/L, the Company is required to make construction payments on XM-5 into an escrow account until the occurrence of an “Emergence Date” as defined in the contract. Although the contractually-defined “Emergence Date” has not occurred, XM has authorized the escrow agent to release certain escrowed funds to SS/L to cover SS/L’s costs incurred as is reasonably necessary for SS/L to continue performing work under the contract. As of December 31, 2005, with respect to XM-5, the Company has deferred payment of construction costs of $8.3 million at an interest rate of 8 percent through January 2007, which is included in Other non-current liabilities.

GM Distribution Agreement

The Company has a long-term distribution agreement with OnStar, a subsidiary of General Motors. During the term of the agreement, which expires twelve years from the commencement date of the Company’s commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of the Company’s

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commencement of commercial operations, and to provide that the Company may make certain payments to GM in the form of indebtedness or shares of the Company’s Class A common stock. GM provided the Company with the ability to make up to $35.0 million in future subscriber bounty payments (“subscriber acquisition payments”) that the Company may owe to OnStar under the distribution agreement in shares of Class A common stock, valued at fair market value. The Company’s total cash payment obligations were not increased. The Company has significant annual fixed payment obligations to GM. As a result of the June 2002 amendment, the Company commenced recognizing these fixed payment obligations for the period ending through November 2005, which approximate $63.6 million, on a straight-line basis. However, due to the January 2003 amendment to the Distribution Agreement and GM’s roll out plans which demonstrated a likelihood of GM exceeding minimum installation targets, in 2003 the Company began prospectively recognizing these fixed payments due under the Distribution Agreement, which approximate $397.3 million, on a straight-line basis through September 2013, the remaining term of the agreement. The Company issued a 10% Senior Secured Convertible Note due 2009 with an aggregate principal amount of $89.0 million, to OnStar in lieu of making these fixed payments to OnStar for amounts otherwise due in 2003 through 2006. The fixed payments due to be paid in years 2007, 2008 and 2009 are $80.7 million, $106.7 million and $132.9 million, respectively. In February 2004, the Company completed the redemption of the note through repayment of a portion with cash and GM’s conversion of a portion of the principal amount into the Company’s Class A common stock. As of December 31, 2005, the Company has $22.3 million of current prepaid expense to related party in connection with the guaranteed fixed payments.

In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than eight million GM vehicles with installed XM radios (at which point the percentage remains constant). During the second quarter of 2004, a clarification was agreed to by XM and OnStar relating to the implementation of certain aspects of revenue sharing contained within the distribution agreement. Accordingly, the revenue share expense is recognized as the related subscription revenue is earned. As of December 31, 2005, the Company has $27.5 million of current prepaid expense to related party and $9.8 million of non-current prepaid expense to related party in connection with this revenue sharing arrangement. As part of the agreement, OnStar provides certain call-center related services directly to XM subscribers who are also OnStar customers and the Company must reimburse OnStar for these XM-related call center services. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius Satellite Radio’s service. The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years are the lesser of 600,000 units per year or amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, by November 2007 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market. During 2005, 2004 and 2003, the Company incurred total costs of $206.1 million, $159.4 million and $108.3 million, respectively, under the distribution agreement.

Sales, Marketing and Distribution Agreements

The Company has entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. The amount of the operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but future costs are expected to be substantial. During the years ended December 31, 2005, 2004, and 2003, the Company incurred expenses of $199.2 million, $94.5 million, and $56.3 million respectively, in relation to these agreements, excluding the GM distribution agreement. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and revenue increase.

Programming Agreements

The Company has entered into various programming agreements. Under the terms of these agreements, the Company is obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sharing arrangements. During the years ended December 31, 2005, 2004, and 2003, the Company incurred expenses of $90.8 million, $26.5 million and $19.6 million, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and advertising revenue increase. The amount of the costs related to these agreements cannot be estimated, but future costs are expected to be substantial.

In October 2004, the Company announced a multi-year agreement with Major League Baseball® to broadcast MLB games live nationwide and to become the Official Satellite Radio provider of Major League Baseball®. The Company paid $50 million for 2005 and $60 million per year thereafter through 2012, with $120 million to be deposited into escrow. MLB has the option to extend the agreement for the 2013, 2014 and 2015 seasons at the same $60 million annual compensation rate. The Company paid $10 million to MLB in October 2004 as a prepayment for the 2006 season. The Company will also make incentive payments to MLB for XM subscribers obtained through MLB and baseball club verifiable promotional programs. No stock or warrants were included in this agreement.

Royalty Agreements

The Company has entered into fixed and variable revenue share payment agreements with performance rights organizations that generally expire at the end of 2006. During the years ended December 31, 2005, 2004 and 2003, the Company incurred expenses of $22.0 million, $13.7 million and $9.5 million, respectively, in relation to these agreements.

Joint Development Agreement

Under the terms of a joint development agreement with Sirius Radio, the other holder of an FCC satellite radio license, each party is obligated to fund one half of the development cost for a common receiver platform for satellite radios. Pursuant to the joint development agreement, in November of 2003, XM and Sirius formed a limited liability company for this purpose. During the years ended December 31, 2005, 2004 and 2003, the Company incurred costs of $1.3 million, $0.9 million and $0.6 million, respectively, in relation to this agreement. These costs are being expensed as incurred in research and development. The Company is currently unable to determine the expenditures necessary to complete this process, but they may be significant.

Leases

The Company has noncancelable operating leases for terrestrial repeater sites, office space, and software, and noncancelable capital leases for equipment that expire over the next fifteen years. Additionally, the Company owns several buildings and leases a portion of the space to other entities. The future minimum lease payments and rentals under noncancelable leases as of December 31, 2005 are:

(in thousands)	Capital Lease	Operating Lease	Rental
Years ending December 31,	Payments	Payments	Income
2006	$7,618	$21,267	$1,593
2007	5,135	15,564	1,559
2008	1,616	13,447	1,520
2009	—	13,524	1,469
2010	—	10,623	1,467
Thereafter	—	6,275	12,101

Total	14,369	$80,700	$19,709

Less amount representing interest	(659)

Present value of net minimum lease payments	13,710
Less current maturities	(7,197)

Long-term obligations	$6,513

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $19.9 million, $17.8 million, and $22.6 million, respectively.

Customer Service Providers

The Company has entered into agreements with service providers for customer care functions to subscribers of its service. Employees of these service providers have access to the Company’s customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquires from subscribers. The Company pays its service provider an hourly rate for each customer care representative supporting its subscribers. During the years ended December 31, 2005, 2004, and 2003, the Company incurred $29.7 million, $21.5 million and $14.2 million, respectively, in relation to services provided for customer care functions. Our primary customer service provider agreement will expire in June 2006.

(18) Quarterly Data

	2005
(Unaudited, in thousands except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$102,565	$125,454	$153,112	$177,135
Operating loss	(105,280)	(127,095)	(109,533)	(213,627)
Net loss	(119,902)	(146,619)	(131,869)	(268,325)
Net loss attributable to common stockholders	(122,051)	(148,769)	(134,018)	(270,474)
Net loss per common share — basic and diluted	(0.58)	(0.70)	(0.60)	(1.22)

	2004
(Unaudited, in thousands except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$42,965	$52,982	$65,358	$83,138
Operating loss	(117,850)	(112,918)	(100,580)	(129,693)
Net loss	(170,079)	(166,094)	(117,994)	(188,201)
Net loss attributable to common stockholders	(172,434)	(168,243)	(120,143)	(190,350)
Net loss per common share — basic and diluted	(0.96)	(0.84)	(0.59)	(0.93)

Schedule II—Valuation and Qualifying Accounts

(in thousands) Description	Balance January 1,	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs/ Payments/ Other	Balance December 31,
2003
Allowance for doubtful accounts	$241	$2,077	$—	$(1,522)	$796
Deferred tax assets — valuation allowance	328,356	204,722	—	—	533,078
2004
Allowance for doubtful accounts	796	3,218	—	(2,463)	1,551
Deferred tax assets — valuation allowance	533,078	210,453	53,416	—	796,947
2005
Allowance for doubtful accounts	1,551	8,396	—	(6,225)	3,722
Deferred tax assets — valuation allowance	796,947	236,767	10,240	—	1,043,954