Form 10-Q
period 2006-03-31
XM SATELLITE RADIO HOLDINGS INC
filed 2006-05-09
CIK 1091530

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☒            Accelerated Filer  ☐            Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of March 31, 2006)
CLASS A COMMON STOCK, $0.01 PAR VALUE	258,364,116

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Except for any historical information, the matters we discuss in this Form 10-Q contain forward-looking statements. Any statements in this Form 10-Q that are not statements of historical fact, are intended to be, and are, “forward-looking statements” under the safe harbor provided by Section 27(a) of the Securities Act of 1933. Without limitation, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements. The important factors we discuss under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other factors identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Form 10-Q.

EXPLANATORY NOTE

This quarterly report is filed by XM Satellite Radio Holdings Inc. (the “Company”, “Holdings” or “XM”). Unless the context requires otherwise, the terms “we,” “our” and “us” refer to Holdings and its subsidiaries. Holdings’ principal subsidiary is XM Satellite Radio Inc. (“Inc.”), which is filing a separate quarterly report with the SEC. Commencing with the second quarter of 2006, we expect that XM, which fully and unconditionally guarantees Inc.’s registered debt securities, and Inc. will file a combined quarterly report with the SEC, including one set of financial statements, which will be the XM consolidated financial statements and condensed consolidating financial information regarding Inc.

This quarterly report and all other reports and amendments filed by us with the SEC can be accessed, free of charge, through our website at http://www.xmradio.com/investor/investor financial and company.html on the same day that they are electronically filed with the SEC.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
(in thousands, except share and per share data)	2006	2005
Revenue:
Subscription	$188,102	$92,981
Activation	3,579	2,024
Merchandise	3,551	3,117
Net ad sales	6,518	3,125
Other	6,216	1,318

Total revenue	207,966	102,565

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	34,276	19,126
Customer care & billing operations(1)	22,455	15,380
Cost of merchandise	7,993	3,087
Ad sales(1)	3,356	2,067
Satellite & terrestrial(1)	13,049	8,710
Broadcast & operations:
Broadcast(1)	5,852	3,576
Operations(1)	8,887	4,827

Total broadcast & operations	14,739	8,403
Programming & content(1)	37,643	17,540

Total cost of revenue	133,511	74,313
Research & development (excludes depreciation & amortization, shown below)(1)	10,981	6,092
General & administrative (excludes depreciation & amortization, shown below)(1)	17,630	7,294
Marketing (excludes depreciation & amortization, shown below):
Retention & support(1)	8,047	4,519
Subsidies & distribution	59,732	48,094
Advertising & marketing	29,666	26,156

Marketing	97,445	78,769
Amortization of GM liability	9,313	9,313

Total marketing	106,758	88,082
Depreciation & amortization	39,882	32,064

Total operating expenses(1)	308,762	207,845

Operating loss (includes non-cash stock-based compensation expense of $12,061 and $318, respectively)	(100,796)	(105,280)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

	Three months ended March 31,
(in thousands, except share and per share data)	2006	2005
Other income (expense):
Interest income	6,573	4,024
Interest expense	(33,236)	(20,025)
Loss from de-leveraging transactions	(18,380)	—
Equity in net loss of affiliates	(8,884)	—
Other income	4,634	1,958

Net loss before income taxes	(150,089)	(119,323)
Benefit from (provision for) deferred income taxes	868	(579)

Net loss	(149,221)	(119,902)

8.25% Series B preferred stock dividend requirement	(515)	(515)
8.25% Series C preferred stock dividend requirement	(1,634)	(1,634)

Net loss attributable to common stockholders	$(151,370)	$(122,051)

Net loss per common share—basic and diluted	$(0.60)	$(0.58)

Weighted average shares used in computing net loss per common share—basic and diluted	253,213,066	210,823,215

(1)	These captions include non-cash stock-based compensation expense as follows:

	Three months ended March 31,
(in thousands)	2006	2005
Customer care & billing operations	$86	$—
Ad sales	428	—
Satellite & terrestrial	461	—
Broadcast	481	—
Operations	583	—
Programming & content	1,892	15
Research & development	1,457	47
General & administrative	5,061	256
Retention & support	1,612	—

Total stock-based compensation	$12,061	$318

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$520,820	$710,991
Accounts receivable, net of allowance for doubtful accounts of $4,765 and $3,722	41,742	47,247
Due from related parties	11,021	8,629
Related party prepaid expenses	49,645	54,752
Prepaid programming content	83,384	65,738
Prepaid and other current assets	50,122	55,811

Total current assets	756,734	943,168
Restricted investments	5,418	5,438
System under construction	232,392	216,527
Property and equipment, net of accumulated depreciation and amortization of $640,050 and $600,482	649,873	673,672
DARS license	141,389	141,276
Intangibles, net of accumulated amortization of $7,271 and $6,960	5,591	5,902
Deferred financing fees, net of accumulated amortization of $21,751 and $20,922	32,991	36,735
Related party prepaid expenses, net of current portion	11,381	9,809
Equity investments	171,400	187,403
Prepaid and other assets, net of current portion	3,800	3,731

Total assets	$2,010,969	$2,223,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,200	$145,691
Accrued expenses	71,092	154,125
Accrued satellite liability	134,040	104,300
Accrued interest	20,285	5,603
Current portion of long-term debt	7,669	7,608
Due to related parties	47,676	60,750
Subscriber deferred revenue	298,053	275,944
Deferred income	10,137	10,137

Total current liabilities	686,152	764,158
Satellite liability, net of current portion	—	23,285
Long-term debt, net of current portion	995,165	1,035,584
Due to related parties, net of current portion	57,648	53,901
Subscriber deferred revenue, net of current portion	85,125	84,694
Deferred income, net of current portion	138,732	141,073
Other non-current liabilities	36,772	40,018

Total liabilities	1,999,594	2,142,713

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(in thousands, except share and per share data)	March 31, 2006	December 31, 2005
	(unaudited)
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, par value $0.01 (liquidation preference of $51,370 at March 31, 2006 and December 31, 2005); 15,000,000 shares authorized, 5,393,252 shares issued and outstanding at March 31, 2006 and December 31, 2005	54	54
Series B convertible redeemable preferred stock, par value $0.01 (liquidation preference of $23,714 at March 31, 2006 and December 31, 2005); 3,000,000 shares authorized, 474,289 shares issued and outstanding at March 31, 2006 and December 31, 2005	5	5
Series C convertible redeemable preferred stock, par value $0.01 (liquidation preference of $116,148 and $114,514 at March 31, 2006 and December 31, 2005, respectively); 250,000 shares authorized, 79,246 shares issued and outstanding at March 31, 2006 and December 31, 2005	1	1
Series D preferred stock, par value $0.01 (liquidation preference of $0 at March 31, 2006 and December 31, 2005); 250,000 shares authorized, no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Class A common stock, par value $0.01; 600,000,000 shares authorized, 258,364,116 shares and 240,701,988 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	2,584	2,407
Class C common stock, par value $0.01; 15,000,000 shares authorized, no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Accumulated other comprehensive income	1,608	5,985
Additional paid-in capital	2,935,948	2,852,100
Accumulated deficit	(2,928,825)	(2,779,604)

Total stockholders’ equity	11,375	80,948

Total liabilities and stockholders’ equity	$2,010,969	$2,223,661

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(in thousands)	2006	2005
Cash flows from operating activities:
Net loss	$(149,221)	$(119,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	3,055	1,631
Depreciation and amortization	39,882	32,064
Amortization of deferred income	(2,523)	—
Interest accretion expense	—	11,050
Net non-cash loss on conversion of notes	18,380	—
Non-cash loss on equity in affiliates	8,884	—
Amortization of deferred financing fees and debt discount	14,769	4,434
Stock-based compensation	12,061	318
(Benefit from) provision for deferred income taxes	(868)	579
Gain on sale of fixed assets	(4,378)	—
Other	187	20
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,550)	(11,583)
Increase in due from related parties	(2,392)	(5,620)
Increase in prepaid programming content	(17,646)	(46,138)
Decrease (increase) in prepaid and other assets	9,157	(25,838)
Decrease in accounts payable and accrued expenses	(113,826)	(24,505)
Increase (decrease) in accrued interest	14,682	(2,025)
(Decrease) increase in amounts due to related parties	(9,327)	23,508
Increase in subscriber deferred revenue	22,540	70,913

Net cash used in operating activities	(161,134)	(91,094)

Cash flows from investing activities:
Purchase of property and equipment	(14,952)	(11,456)
Additions to system under construction	(22,225)	(65,773)
Proceeds from sale of assets	6,997	—
Net maturity of restricted investments	20	84

Net cash used in investing activities	(30,160)	(77,145)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	3,135	4,145
Proceeds from issuance of 1.75% convertible senior notes	—	100,000
Payments on other borrowings	(2,012)	(3,948)
Deferred financing costs	—	(2,408)

Net cash provided by financing activities	1,123	97,789

Net decrease in cash and cash equivalents	(190,171)	(70,450)
Cash and cash equivalents at beginning of period	710,991	717,867

Cash and cash equivalents at end of period	$520,820	$647,417

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(2) Summary of Significant Accounting Policies and Practices

Principles of Consolidation and Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of XM Satellite Radio Holdings Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the Condensed Consolidated Financial Statements in accordance with FIN No. 46(R). As of March 31, 2006 and December 31, 2005, there were no variable interest entities subject to consolidation by the Company pursuant to FIN No. 46(R).

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in conformity with United States generally accepted accounting principles. It is suggested that these interim unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 3, 2006. All adjustments that, in the opinion of management, are necessary for a fair presentation of the periods presented have been reflected as required by Regulation S-X, Rule 10-01. Certain amounts reported in previous periods have been reclassified to conform to the current presentation.

Investments

Except for investments accounted for under the equity method of accounting, all marketable equity securities held by the Company are classified as available-for-sale (“AFS Securities”) and are carried at fair value. Unrealized holding gains and losses on AFS Securities are carried net of taxes as a component of Accumulated other comprehensive income in the Consolidated Statements of Stockholders’ Equity.

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires all share-based compensation payments to be recognized in the financial statements based on their fair value using an option pricing model. The Company adopted SFAS 123R using the modified prospective method which requires that compensation cost recognized subsequent to adoption include the applicable amounts of: (a) compensation cost for share-based payments granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. SFAS 123R requires that the Company recognize compensation expense based on the amount of awards ultimately expected to vest. The Company uses the Black-Scholes option-pricing model to value stock option awards and has elected to treat awards with graded vesting as a single award.

For stock option awards granted under the Talent Plan and stock option awards granted to non-employees under the 1998 Plan already accounted for under the expense recognition provisions of SFAS 123, the adoption of SFAS 123R did not have a material impact on the unaudited Condensed Consolidated Statements of Operations or unaudited Condensed Consolidated Statements of Cash Flows.

Net Loss per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin (“SAB”) No. 98, Computations of Earnings Per Share. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing the net loss attributable to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and dilutive equivalent shares outstanding during the period. Options, warrants and convertible instruments outstanding as of March 31, 2006 to purchase 90 million shares of common stock (85 million of which were vested) were not included in the computation of diluted net loss per common share for the three months ended March 31, 2006 as their inclusion would have been anti-dilutive. Options, warrants and convertible instruments outstanding as of March 31, 2005 to purchase 123 million shares of common stock (116 million of which were vested) were not included in the computation of diluted net loss per common share for the three months ended March 31, 2005 as their inclusion would have been anti-dilutive. Unvested restricted stock in the amount of 2,255,754 and 699,377 as of March 31, 2006 and 2005, respectively, are not included in the computation of basic net loss per common share or in diluted net loss per common share. The Company had a net loss in each of the periods presented, therefore basic and diluted net loss per common share are the same.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income or Loss

Accumulated other comprehensive income or loss is reported on the Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities (Note 5) and foreign currency translation adjustments are included in other comprehensive income or loss. The components of Comprehensive income or loss are as follows:

	Three months ended March 31,
(in thousands)	2006	2005
Net loss	$(149,221)	$(119,902)
Unrealized loss on available-for-sale securities, net of $(4,187) tax benefit	(6,688)	—
Foreign currency translation adjustment, net of $1,446 tax expense	2,311	—

Total comprehensive loss	$(153,598)	$(119,902)

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. This Statement shall be effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt this Statement effective January 1, 2007. Based on the Company’s current evaluation of this Statement, the Company does not expect the adoption of SFAS No. 156 to have a significant impact on its consolidated results of operations or financial position.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 (Accounting for Derivative Instruments and Hedging Activities) and No. 140 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities), which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. In addition, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation under the requirements of Statement No. 133. This Statement shall be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt this Statement effective January 1, 2007. Based on the Company’s current evaluation of this Statement, the Company does not expect the adoption of SFAS No. 155 to have a significant impact on its consolidated results of operations or financial position.

(3) System Under Construction

The Company has capitalized costs including capitalized interest related to the development of its spacecraft system to the extent that they have future benefits. The amounts recorded as system under construction consist of its spacecraft system in the amount of $232.4 million and $216.5 million as of March 31, 2006 and December 31, 2005, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Property and Equipment

Property and equipment consists of the following:

(in thousands)	March 31, 2006	December 31, 2005
Spacecraft system	$645,036	$645,036
Terrestrial repeater network	263,066	262,255
Spacecraft control and uplink facilities	41,533	40,548
Broadcast facilities	64,349	64,126
Land	8,788	8,788
Buildings and improvements	70,334	66,741
Computer systems, furniture and fixtures, and equipment	196,817	186,660

Total property and equipment	1,289,923	1,274,154
Accumulated depreciation and amortization	(640,050)	(600,482)

Property and equipment, net	$649,873	$673,672

(5) Investments

The Company’s investments consist of equity method investments and available-for-sale equity securities. XM’s investments, by category, consist of:

(in thousands)	March 31, 2006	December 31, 2005
Equity method investments	$147,209	$152,337
Available-for-sale equity securities	24,191	35,066

Total investments	$171,400	$187,403

Equity Method Investments

Canadian Satellite Radio (“XM Canada”)

In November 2005, XM entered into a number of agreements (“Agreements”) with XM Canada that provide XM Canada with exclusive rights to offer XM satellite digital radio service in Canada. In December 2005, XM Canada issued to XM 11,077,500 Class A Subordinate Voting Shares representing a 23.33% ownership interest and 11% voting interest in XM Canada. These shares were determined to have a fair value of $152.1 million, based on the XM Canada initial public offering price of CDN$16.00 per share. The Agreements have an initial term of ten years and XM Canada has the unilateral option to extend the term of the Agreements for an additional five years at no additional cost beyond the current financial arrangements. XM Canada has expressed its intent to exercise this option at the end of the initial term of the Agreements.

The various deliverables of these Agreements entered into in November 2005 are considered a single accounting unit in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”), and as such will be accounted for as follows:

•

The $152.1 million fair value of the shares received is recorded as Deferred income on XM’s Condensed Consolidated Balance Sheets and amortized on a straight-line basis into income as Other revenue in the

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unaudited Condensed Consolidated Statement of Operations over the 15-year expected term of the Agreements. During the first quarter of 2006, XM amortized $2.5 million into income as Other revenue. As of March 31, 2006, the Deferred income balance was $148.9 million.

•	XM receives a 15% royalty fee for all subscriber fees earned by XM Canada each month for its basic service and a nominal fee for each gross activation of an XM Canada subscriber on XM’s system. During the first quarter of 2006, XM billed XM Canada $183,000 in subscriber revenue royalty fees and recognized revenue of $3,000 as Other revenue in the unaudited Condensed Consolidated Statement of Operations. The remaining $180,000 was recorded as Deferred income and will be amortized on a straight-line basis into income over the remaining expected term of the Agreements in accordance with the EITF Issue No. 00-21. The amount of the gross activations billed and recognized as income during the first quarter of 2006 was insignificant. In subsequent periods, we will recognize the pro-rata portion of the current period’s billed revenue in addition to the amortization for each previous periods’ billed revenue. This accounting treatment will reflect lower recognized revenue versus cash collections in the earlier periods of the Agreements and higher recognized revenues versus cash collections in the latter periods of the Agreements.

In addition, XM Canada will pay XM $69 million for the rights to broadcast and market NHL games for the 10-year term of XM’s contract with the NHL. The $69 million payment is comprised of $57 million in license fees and $12 million in advertising costs and will be paid in ten annual installments ranging from $5.5 million to $7.5 million per year. In accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, XM recognizes these payments as Other revenue. During the first quarter of 2006, XM recognized $1.1 million and $0 of license fees and advertising cost reimbursements, respectively, as Other revenue.

During the first quarter of 2006, XM recognized a $4.4 million gain as Other income related to a sale of 77 terrestrial repeaters to XM Canada during 2005. XM Canada purchased these repeaters from XM at their original cost.

XM accounts for its ownership in XM Canada using the equity method of accounting. XM Canada has a fiscal year end of August 31, therefore XM will record its share of XM Canada’s net income or loss, using the average currency exchange rate for the period, based on XM Canada’s August 31, November 30, February 28 and May 31 quarterly period ends. Summarized unaudited financial information for XM Canada is as follows (US$ in thousands):

February 28, 2006
Current assets	$72,982
Non-current assets	$263,267
Current liabilities	$11,690
Non-current liabilities	$100,364
Total shareholders’ equity	$224,195

Three months ended February 28, 2006
Revenues	$992
Net loss	$38,106
XM’s share of net loss	$8,884

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the first quarter of 2006, XM recorded a currency translation gain of approximately $2.3 million, net of approximately $1.4 million tax, as a component of Accumulated other comprehensive income in Stockholders’ equity in the unaudited Condensed Consolidated Balance Sheet. A $1.4 million benefit to the provision for deferred income taxes was recorded related to this gain. As of March 31, 2006, the Company’s investment in XM Canada had a carrying value of approximately $146 million and the amount due from XM Canada was $1.2 million, which is included in Prepaid and other current assets in the unaudited Condensed Consolidated Balance Sheet.

Available-for-Sale Equity Securities

Investments in marketable equity securities of companies in which XM does not have a controlling interest or is unable to exert significant influence are accounted for at market value if the investments are publicly traded and resale restrictions of less than one year exist (“available-for-sale equity securities”).

WorldSpace

On July 18, 2005, XM acquired 1,562,500 shares of Class A common stock of WorldSpace, Inc. (“WSI”) and a warrant to purchase at WSI’s initial public offering price of $21.00 an additional aggregate number of shares equal to $37.5 million, subject to certain operational vesting conditions, in exchange for $25 million. XM allocated its $25 million investment between the two financial instruments, $12.9 million to the Class A common stock and $12.1 million to the warrant. XM accounts for its investment in WSI Class A common stock as available-for-sale securities to be reported at fair market value with any unrealized gains or losses reported in Accumulated other comprehensive income (loss), a component of Stockholders’ equity, net of tax. As of March 31, 2006, XM had a carrying value of $24.2 million for the WSI investment, which included $0.7 million of unrealized losses, net of tax. XM accounts for its investment in the warrant under the cost-method as it contains a resale restriction greater than one year.

(6) Deferred Financing Fees

Deferred financing fees consist of the following:

(in thousands)	March 31, 2006	December 31, 2005

14% senior secured discount notes due 2009	$3,486	$3,486
12% senior secured notes due 2010	3,590	3,590
10% senior secured discount convertible notes due 2009	5,490	7,740
Senior secured floating rate notes due 2009	4,819	4,819
1.75% convertible senior notes due 2009	10,066	10,066
Valuation of warrants issued to related party in conjunction with credit facilities	25,151	25,151
Valuation of warrants issued to related party in conjunction with the issuance of 10% senior secured discount convertible notes	1,623	2,288
Valuation of warrants issued to vendors	13	13
Mortgage	504	504

Total deferred financing fees	54,742	57,657
Accumulated amortization	(21,751)	(20,922)

Deferred financing fees, net	$32,991	$36,735

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Financing Transactions

Long-Term Debt

The following table presents a summary of the debt activity for the three months ended March 31, 2006:

(in thousands)	December 31, 2005	Issuances/ Additions	Discount Amortization	Principal Payments	Retirements/ Extinguishments	March 31, 2006
14% senior secured discount notes due 2009	$186,545	$—	$—	$—	$—	$186,545
Less: discount	(39,993)	—	1,605	—	—	(38,388)
12% senior secured notes due 2010	100,000	—	—	—	—	100,000
10% senior secured discount convertible notes due 2009	179,898	—	—	—	(52,268)	127,630
Less: discount	(36,426)	—	1,327	—	9,912	(25,187)
Senior secured floating rate notes due 2009	200,000	—	—	—	—	200,000
1.75% convertible senior notes due 2009	400,000	—	—	—	—	400,000
Mortgages	39,455	—	—	(183)	—	39,272
Notes payable	3	—	—	—	—	3
Capital leases	13,710	1,078	—	(1,829)	—	12,959

Total debt	1,043,192	$1,078	$2,932	$(2,012)	$(42,356)	1,002,834

Less: current portion	7,608					7,669

Long-term debt, net of current portion	$1,035,584					$995,165

De-leveraging Transactions

January 2006 De-leveraging Transaction.    In January 2006, the Company exchanged $42.4 million aggregate carrying value, or $52.3 million aggregate fully accreted face value at maturity, of its 10% Senior Secured Discount Convertible Notes due 2009 by issuing approximately 17.1 million shares of Class A common stock. As a result of the exchange, the Company recorded a de-leveraging charge consisting of a redemption premium of $18.4 million. In addition, the Company wrote-off an unamortized beneficial conversion feature of $9.9 million to interest expense and unamortized debt issuance costs of $1.4 million to Additional paid-in capital.

(8) Stock-Based Compensation

The Company has three stock-based payment plans, the details of which are described below. It is the practice of the Company to satisfy awards and options granted under these plans through the issuance of new shares. During the three months ended March 31, 2006 and 2005, the Company recognized compensation expense of $12.1 million and $0.3 million, respectively, in the unaudited Condensed Consolidated Statements of Operations related to these plans. For a summarized schedule of the allocation of stock-based compensation expense, see the footnote to the unaudited Condensed Consolidated Statements of Operations on page 5 of this Form 10-Q. The Company did not capitalize any compensation cost during the three months ended March 31, 2006 and 2005, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1998 Shares Award Plan and Talent Option Plan

On June 1, 1998, the Company adopted the 1998 Shares Award Plan (“1998 Plan”) under which employees, consultants and non-employee directors may be granted stock options and restricted stock for up to 25,000,000 shares of the Company’s Class A common stock. Stock option awards and restricted stock awards under the 1998 Plan generally vest ratably over three years based on continuous service. Restrictions on restricted stock awards lapse as vesting occurs. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. At March 31, 2006, there were 2,047,483 shares available under the 1998 Plan for future grant.

In May 2000, the Company adopted the XM Talent Option Plan (“Talent Plan”) under which non-employee programming consultants to the Company may be granted stock options for up to 500,000 shares of the Company’s Class A common stock, which shares are reserved under the plan. Stock option awards under the Talent Plan generally vest ratably over three years based on continuous service. These stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. At March 31, 2006, there were 340,000 options available under the Talent Plan for future grant.

Stock Options—The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three months ended March 31,
	2006	2005
Expected dividend yield	0%	0%
Expected volatility(1)	42%	47%
Risk-free interest rate(2)	4.78%	3.40%
Expected term(3)	6 Years	5 Years

(1)	Expected volatilities are based on implied volatilities from publicly traded options on the Company’s stock.
(2)	The risk-free rate for periods within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	The expected term for 2006 is calculated as the average between the vesting term and the contractual term, weighted by tranche, pursuant to SAB 107.

A summary of the status of the Company’s aggregate stock option awards under the 1998 Plan and the Talent Plan as of March 31, 2006, and activity during the three months then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding, January 1, 2006	14,629,012	$17.77
Granted	1,746,599	$20.85
Exercised	(250,674)	$9.81
Forfeited or expired	(90,545)	$28.33

Outstanding, March 31, 2006	16,034,392	$18.17	7.27	$94,161
Exercisable, March 31, 2006	10,716,216	$15.08	6.45	$90,670

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The per share weighted-average fair value of stock option awards granted during the three months ended March 31, 2006 and 2005 was $12.70 and $12.93, respectively, on the date of grant. The total intrinsic value of stock option awards exercised during the three months ended March 31, 2006 and 2005 was $3.9 million, and $5.5 million, respectively. As of March 31, 2006, there was $65.0 million of total unrecognized compensation cost related to stock option awards granted under the 1998 Plan and Talent Plan. The weighted-average period over which these awards are expected to be recognized was 1.96 years.

Restricted Stock—A summary of the status of the Company’s restricted stock as of March 31, 2006, and changes during the three months then ended is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested, January 1, 2006	833,544	$28.70
Granted	1,439,377	$21.24
Vested	—	$—
Forfeited	(17,167)	$25.29

Nonvested, March 31, 2006	2,255,754	$23.87

The fair value of each restricted stock award is the market value, as determined by the last sale price of the Company’s Class A common stock on The NASDAQ National Market, of the stock as if it were vested and issued on the grant date. As of March 31, 2006 and December 31, 2005, there was $43.0 million and $18.1 million, respectively, of total unrecognized compensation cost related to restricted stock granted under the 1998 Plan. The March 31, 2006 unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan

In 1999, the Company established an employee stock purchase plan (“ESPP”) that, as amended, provides for the issuance of 1,000,000 shares. All employees whose customary employment is more than 20 hours per week and for more than five months in any calendar year are eligible to participate in the stock purchase plan, provided that any employee who would own 5% or more of the Company’s total combined voting power immediately after an offering date under the plan is not eligible to participate. Eligible employees must authorize the Company to deduct an amount from their pay during offering periods established by the compensation committee. The purchase price for shares under the plan will be determined by the compensation committee but may not be less than 85% of the lesser of the market price of the common stock on the first or last business day of each offering period, a “look-back option.”

Under the provisions of SFAS 123R, the Company’s ESPP is considered a compensatory plan due to the greater than 5% discount and the “look-back option.” Effective January 1, 2006, the Company began recognizing compensation cost related to the ESPP. Compensation expense recognized pursuant to the ESPP is not material to the unaudited Condensed Consolidated Statements of Operations. As of March 31, 2006 and 2005, the Company had issued a cumulative total of 637,769 and 581,851 shares, respectively, under this plan. The weighted-average grant date fair value for shares issued during the three months ended March 31, 2006 was $18.93 per share. The remaining shares available for issuance under the ESPP at March 31, 2006 was 362,231.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro Forma Presentation for Periods Prior to the Adoption of SFAS 123R—Under the modified prospective transition method, results for prior periods have not been restated to reflect the effects of implementing SFAS 123R. The following table illustrates the effect on net loss as if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation.

(in thousands, except per share data)	Three months ended March 31, 2005

Net loss attributable to common stockholders, as reported	$ (122,051)
Add: Stock-based employee compensation expense included in net loss	178
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(8,270)

Pro forma net loss	$ (130,143)

As reported—net loss per common share: basic and diluted	$ (0.58)
Pro forma—net loss per common share: basic and diluted	$ (0.62)

For SFAS No. 123 disclosures purposes, the weighted average fair value of each employee option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model.

(9) Related Party Transactions

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

The Company is a party to a long-term distribution agreement with OnStar Corporation, a subsidiary of General Motors that provides for the installation of XM radios in General Motors vehicles, as further described in Note 11. The Company has an agreement with OnStar to make available use of the Company’s bandwidth. The Company has arrangements with American Honda relating to the promotion of the XM Service to new car buyers, the use of bandwidth on the XM System and the development of telematics services and technologies. As of March 31, 2006, the Company is engaged in activities with GM and Honda to jointly promote new car buyers to subscribe to the XM service. At March 31, 2006, there were 548,027 subscribers in promotional periods (typically ranging from three months to one year in duration) paid for by the vehicle manufacturers. These subscriptions are included in the Company’s quarter-end subscriber total. Subscriber revenues received from GM and Honda for these programs are recorded as related party revenue. GM is one of the Company’s shareholders and Chester A. Huber, Jr., the President of OnStar, is a member of the Company’s board of directors. John W. Mendel, a member of the Company’s board of directors, is Senior Vice President, automobile operations of American Honda Motor Co., Inc.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had the following related party balances at March 31, 2006 and December 31, 2005:

	Due from		Prepaid expense		Due to
(in thousands)	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005

GM	$8,442	$6,957	$57,276	$59,561	$105,065	$114,282
Honda	2,579	1,672	3,750	5,000	259	369

Total	$11,021	$8,629	$61,026	$64,561	$105,324	$114,651

The Company earned the following total revenue in connection with sales to related parties described above:

	Three months ended March 31,
(in thousands)	2006	2005
GM	$6,118	$5,514
Honda	3,617	1,876

Total	$9,735	$7,390

The Company has relied upon certain related parties for technical, marketing and other services. The Company has incurred the following costs in transactions with the related parties described above:

	Three months ended March 31, 2006		Three months ended March 31, 2005
(in thousands)	GM	Honda	GM	Honda

Research & development	$—	$950	$—	$1,250
Customer care & billing operations	89	—	54	—
Marketing	56,812	336	46,423	—

Total	$56,901	$1,286	$46,477	$1,250

In addition to the aforementioned related parties, the Company has an equity method investee, XM Canada, that is more fully discussed in Note 5.

(10) Supplemental Cash Flows Disclosures

The Company paid $9.1 million and $15.8 million for interest, of which $5.3 million and $9.2 million was capitalized into System under construction during the three months ended March 31, 2006 and 2005, respectively. Additionally, the Company incurred the following non-cash financing and investing activities:

	Three months ended March 31,
(in thousands)	2006	2005
Accrued system construction costs	$16,340	$14,000
Issuance of notes for accrued expenses	—	5
Write-off of deferred financing costs to equity	1,440	—
Property acquired through capital leases	1,078	12,064
Conversion of debt to equity	52,268	—

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Commitments and Contingencies

Satellite System

Satellite Deployment Plan—The Company launched its first two satellites, XM-1 and XM-2 in the first half of 2001 prior to the commencement of commercial operations. These satellites suffer from a progressive solar array power degradation issue that is common to the first six Boeing 702 class satellites in orbit—XM-2 and XM-1 were the fifth and sixth Boeing 702s launched. In February 2005, the Company launched XM-3. XM-3 was placed into one of the Company’s orbital slots and beginning in April 2005 is being used to transmit the XM service. During the second quarter of 2005, the Company collocated XM-1 with XM-2 in the other orbital slot. The Company has a fourth satellite (“XM-4”) under construction; this satellite is scheduled to be launched in the second half of 2006. During the second quarter of 2005, XM entered into a contract to construct a spare satellite (“XM-5”), expected to be completed by the end of 2007, for use as a ground spare or to be available for launch in the event there is a launch or early operations failure of XM-4.

Satellite Contracts and Other Costs: XM-1, XM-2, XM-3, XM-4 and XM-5—As of March 31, 2006, the Company has paid approximately $699.9 million, including manufacturing and launch costs, financing charges, in-orbit performance incentives and additional costs for collocation, under the satellite contracts related to XM-1, XM-2, XM-3, XM-4 and XM-5. The Company originally entered into its satellite contract with Boeing Satellite Systems International, Inc. (“BSS”) in March 1998, and has subsequently amended the contract, including in July 2003, December 2003, December 2004, January 2005 and July 2005. Under the satellite contract, BSS has delivered three satellites in-orbit, XM-1, XM-2 and XM-3, supplied ground equipment and software used in the XM Radio system, provided certain launch and operations support services, and is constructing the XM-4 satellite. In August 2003, XM contracted with Sea Launch Company, LLC (“Sea Launch”) for the associated launch services for the XM-4 satellite, which is currently scheduled for launch during the second half of 2006. In June 2005, the Company awarded a contract to Space Systems/Loral (“SS/L”) for the design and construction of its fifth satellite, XM-5. Construction of XM-5 is expected to be completed by the end of 2007.

XM-3—In February 2005, the Company launched its XM-3 satellite. XM-3 was modified to correct the solar array degradation issues experienced by XM-1 and XM-2, as well as to optimize XM-3 for the specific orbital slot into which it has been placed. As of March 31, 2006, with respect to XM-3, the Company has deferred payment of construction costs of $15 million at an interest rate of 8% through January 2007, which is included in Accrued satellite liability. BSS has the right to earn performance incentive payments of up to $25.9 million, excluding interest, based on the in-orbit performance of XM-3 over its design life of fifteen years. The Company has in-orbit insurance for XM-3 through February 2007.

XM-4—Under its contracts with BSS and Sea Launch, the Company has committed to pay a total of $186.5 million for XM-4 and the associated launch services, excluding in-orbit performance incentives and financing charges on certain amounts deferred prior to launch. As of March 31, 2006, satellite construction costs aggregating approximately $134.4 million had been incurred, of which $28.5 million has been paid, $1.6 million is due currently and $104.3 million has been deferred to later in 2006 and is included in Accrued satellite liability. Interest on the deferred amount accrues monthly at a rate of 10.75% per annum and is being paid on a current basis. The remaining portion of the fixed costs for XM-4 and the associated launch services are payable during construction with the last payment due one month following launch.

After launch of XM-4, BSS has the right to earn performance incentive payments of up to $12 million, plus interest, over the first twelve years of in-orbit life, up to $7.5 million for high performance (above specifications) during the first fifteen years of in-orbit life, and up to $10 million for continued high performance across the five year period beyond the fifteen year design life.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

XM-5—Upon the award of the XM-5 contract, SS/L began construction of the satellite. Approximately two years before, on July 15, 2003, SS/L, its parent, Loral Space & Communications Ltd. and certain other affiliated entities (collectively, the “Debtors”) commenced voluntary Chapter 11 bankruptcy cases under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”), which cases are being jointly administered under lead case number 03-41710. Pursuant to an order entered on July 20, 2005, the Court approved the Company’s contract with SS/L. On August 1, 2005, the Court entered an order confirming the Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Reorganization Plan”). The Reorganization Plan became effective on November 21, 2005. Pursuant to the terms of the Company’s contract with SS/L, the Company is required to make construction payments on XM-5 into an escrow account until the occurrence of an “Emergence Date” as defined in the contract. Although the contractually-defined “Emergence Date” has not occurred, XM has authorized the escrow agent to release certain escrowed funds to SS/L to cover SS/L’s costs incurred as is reasonably necessary for SS/L to continue performing work under the contract. As of March 31, 2006, with respect to XM-5, the Company has deferred payment of construction costs of $14.7 million at an interest rate of 8% through January 2007, which is included in Accrued satellite liability.

GM Distribution Agreement

The Company has a long-term distribution agreement with OnStar, a subsidiary of General Motors. During the term of the agreement, which expires twelve years from the commencement date of the Company’s commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of the Company’s commencement of commercial operations, and to provide that the Company may make certain payments to GM in the form of indebtedness or shares of the Company’s Class A common stock. The Company’s total cash payment obligations were not increased. Under the distribution agreement, the Company is required to make a subscriber acquisition payment to OnStar for each person who becomes and remains an XM subscriber through the purchase of a GM vehicle. In April 2006, the Company amended the distribution agreement pursuant to which the Company became obligated to make a prepayment in May 2006 in the amount of $237 million to General Motors to retire approximately $320 million of fixed payment obligations that would have come due in 2007, 2008, and 2009 subject to raising a minimum of $800 million in a refinancing transaction. That amount was paid on May 8, 2006 following the closing of a new bond offering. As of March 31, 2006, the Company has $16.7 million of current prepaid expense to related party in connection with the guaranteed fixed payments. The April 2006 amendments also provided that the Company’s ability to make up to $35 million of subscriber acquisition payments in stock is eliminated. In addition, the Company’s credit facility with General Motors was increased from $100 million to $150 million, as further discussed in Note 12 under the heading “April 2006 Amendments to GM Distribution Agreement.”

In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than eight million GM vehicles with installed XM radios (at which point the percentage remains constant). Accordingly, the revenue share expense is recognized as the related subscription revenue is earned. As of March 31, 2006, the Company has $29.2 million of current prepaid expense to related

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

party and $11.4 million of non-current prepaid expense to related party in connection with this revenue sharing arrangement. As part of the agreement, OnStar provides certain call-center related services directly to XM subscribers who are also OnStar customers and the Company must reimburse OnStar for these XM-related call center services. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius Satellite Radio’s service. The agreement was subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM did not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years are the lesser of 600,000 units per year or amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, by November 2007 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market. The Company was meeting the minimum levels with a significant margin at March 31, 2006. For the three months ended March 31, 2006 and 2005 the Company incurred total costs of $56.9 million and $46.5 million, respectively, under the distribution agreement.

(12) Subsequent Events

8.25% Series B Convertible Redeemable Preferred Stock Redemption

During April 2006, the Company entered into an agreement with a holder of our 8.25% Series B convertible redeemable preferred stock to repurchase 366,304 shares, or approximately 77%, of Series B preferred stock for approximately $18.3 million in cash consideration.

10% Senior Secured Discount Convertible Notes due 2009 Conversion

During April 2006, the Company issued 9.1 million shares of Class A common stock in exchange for approximately $27.7 million aggregate principal amount at maturity of 10% Senior Secured Discount Convertible Notes due 2009. As a result of the exchange, the Company will record a de-leveraging charge of approximately $10.0 million in 2006. In addition, the Company will write-off an unamortized beneficial conversion feature of $5.0 million to interest expense and unamortized debt issuance costs of $0.7 million to equity.

$800 million Private Debt Offering

On May 1, 2006, the Company announced that Inc. had completed an $800 million private debt offering consisting of $600 million of 9.75% Senior Notes due 2014 and $200 million of Senior Floating Rate Notes due 2013 with an initial interest rate of 9.6%, each at the issue price of 100%.

Inc. is using the proceeds of the debt offering to repurchase or redeem existing notes due in 2009 and 2010 to retire approximately $320 million of fixed payment obligations under Inc.’s distribution agreement with General Motors that would have come due in 2007, 2008 and 2009. Once the refinancing is completed, the Company will have effectively replaced $486.5 million of senior secured debt with interest rates ranging from 10.63% to 14% and maturities in 2009 and 2010 (as well as covering redemption premiums and transaction costs) and $320 million of fixed payment obligations to General Motors due in 2007 through 2009, or over $806 million of obligations, with $800 million of senior unsecured debt with current interest rates from 9.6% to 9.75% and maturities in 2013 and 2014.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As part of the refinancing, the Company and Inc. have been conducting a cash tender offer, scheduled to expire on May 10, 2006, for Inc.’s outstanding $186.5 million of 14% Senior Secured Discount Notes due 2009, $100 million of 12% Senior Secured Notes due 2010 and $200 million of Senior Secured Floating Rate Notes due 2009, with a current interest rate of 10.63% (collectively, the “Existing Notes”). On May 1, 2006, the Company and Inc. completed the initial repurchase of approximately $390 million of the Existing Notes, including $99.6 million of 12% Notes and approximately $290.6 million of the 14% Notes and existing Floating Rate Notes. Also on May 1, 2006, Inc. commenced the mandatory redemption of the remaining 14% Notes and existing Floating Rate Notes, which Inc. has the right to redeem under the terms of the indentures governing those notes. The redemption of the 14% Notes is expected to be completed on May 31, 2006 and the redemption of the existing Floating Rate Notes is expected to be completed on May 15, 2006. Following completion of the redemption, no more than $0.4 million of the original $486.5 million of the Existing Notes will remain outstanding.

$250 million Revolving Credit Facility

On May 5, 2006, Inc. in conjunction with the refinancing entered into a new $250 million revolving credit facility with a group of banks. Inc. has the right to increase the size of the facility by up to $100 million, with any increase to be syndicated on a “best efforts” basis with no lender being required to increase its commitment. For as long as more than $75 million in the aggregate of Inc.’s existing senior secured notes remain outstanding, borrowings under the facility will be limited to $50 million.

The facility has a term of three years and is expected to serve as a standby facility for additional liquidity. Borrowings under the facility will bear interest at a rate of LIBOR plus 150 to 225 basis points or an alternate base rate, to be the higher of the JPMorgan Chase prime rate and the Federal Funds rate plus 50 basis points, in each case plus 50 to 125 basis points. The facility will include a $120 million sublimit for letters of credit and a $5 million sublimit for swingline loans. Inc. expects to pay a commitment fee of 37.5 to 50 basis points per year on unused portions of the facility. The new credit facility is secured by substantially all of Inc.’s assets other than specified property. The facility includes customary events of default and requires Inc. to maintain at all times unrestricted cash and cash equivalents of at least $75 million.

April 2006 Amendments to GM Distribution Agreement

On April 19, 2006, the Company and Inc. entered into a series of amendments to their arrangements with General Motors pursuant to which Inc. made a prepayment in May 2006 to General Motors in the amount of $237 million to retire approximately $320 million of fixed payment obligations that would have come due in 2007, 2008 and 2009 under Inc.’s distribution agreement with General Motors’ subsidiary OnStar Corporation. The size of the senior secured credit facility with GM, which may be used to finance payments that the Company or Inc. owes to GM or OnStar, was increased from $100 million to $150 million and the Company’s ability to make up to $35 million of specified payments to GM in stock was eliminated. In addition, the GM facility will terminate if Inc. achieves investment grade status. The amendments also provide that the security arrangements on the GM facility will be unsecured until the first draw under that facility and then secured on a second priority basis behind the secured indebtedness permitted to be incurred under the new credit facility. General Motors is one of the Company’s shareholders and Chester A. Huber, Jr., the President of OnStar, is a member of the Company’s board of directors.

Regulatory Inquiries

On April 25, 2006, the Company received a letter from the Federal Communications Commission stating that its Office of Engineering and Technology Laboratory has tested the Delphi XM SKYFi2 radio and has determined

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that its transmitter is not in compliance with the applicable emission limits. The letter seeks information from us regarding the testing, emissions and other matters relating to this radio. The Company is conducting an internal review, and anticipates responding to the letter shortly and cooperating fully.

Also on April 25, 2006, the Company received a letter from the Federal Trade Commission stating that they are conducting an inquiry into whether the Company’s activities are in compliance with various acts, including the FTC Act, the Telemarketing Sales Rule, the Truth in Lending Act and the CAN-SPAM Act. This letter requests information about a variety of the Company’s marketing activities, including free trial periods, rebates, telemarketing activities, billing and customer complaints. The Company is conducting an internal review of these matters, and anticipates responding to the letter shortly and cooperating fully with this investigation.

XM believes that it is too early in the process to determine the significance, if any, of these matters to our business, consolidated results of operations or financial position.

Legal Proceedings

In the ordinary course of business, the Company becomes aware from time to time of claims, potential claims or investigations, or may become party to legal proceedings arising out of various matters, such as contract matters, employment related matters, issues relating to the Company’s repeater network, product liability issues, copyright, patent, trademark or other intellectual property matters and other federal regulatory matters.

An action has been filed in the United States District Court for the District of Columbia in May 2006 on behalf of a purported nationwide class of purchasers of XM’s common stock between July 28, 2005 and February 15, 2006 against XM and its chief executive officer. The complaint seeks an unspecified amount of damages and claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, alleging various statements made during the putative class period by the Company and its management failed to project accurately or disclose in a timely manner the amount of higher costs to obtain subscribers during the fourth quarter of 2005. Additional actions making similar allegations have also been filed. XM believes the allegations are without merit, and XM intends to vigorously defend these matters.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our unaudited Condensed Consolidated Financial Statements and accompanying Notes in Item 1. to Part I of this Form 10-Q, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 3, 2006.

Executive Summary

We are America’s leading satellite radio service company, providing music, news, talk, information, entertainment and sports programming for reception by vehicle, home and portable radios nationwide and over the Internet to over 6.5 million subscribers. Our basic monthly subscription fee is $12.95. We believe XM Radio appeals to consumers because of our innovative and diverse programming, nationwide coverage, many commercial-free music channels and digital sound quality.

Our 2006 channel lineup includes more than 170 digital channels of choice from coast to coast. We broadcast from our studios in Washington, DC, New York City, including Jazz at Lincoln Center, and the Country Music Hall of Fame in Nashville. We added new and innovative programming to our core channel categories of music, sports, news, talk and entertainment. Also included in the XM Radio service, at no additional charge, are the XM customizable sports and stock tickers available to users of certain receivers.

Broad distribution of XM Radio through the new automobile market and through mass market retailers is central to our business strategy. We are the leader in satellite-delivered entertainment and data services for the automobile market through partnerships with General Motors, Honda/Acura, Toyota/Lexus/Scion, Hyundai, Nissan/Infiniti, Porsche, Suzuki and Isuzu and available in more than 130 different vehicle models for model year 2006. XM radios are available under the Delphi, Pioneer, Samsung, Alpine, Audiovox, Tao, Sony, Polk and other brand names at national consumer electronics retailers, such as Best Buy, Circuit City, Wal-Mart, Target and other national and regional retailers. These mass market retailers support our expanded line of car stereo, home stereo, plug and play and portable handheld products.

The highlights for our three months ended March 31, 2006 include the following:

•	the addition of more than 568,000 net new subscribers to end the quarter with over 6.5 million total subscribers;

•	significant reduction in both SAC and CPGA to $62 and $94, respectively, as compared to the fourth quarter of 2005 amounts of $89 and $141, respectively.

•	the announcement of a three year, $55 million agreement to launch Oprah and Friends, which will debut in September 2006 and will feature original daily programming on a variety of topics including nutrition, fitness, health, self-improvement, home and current events from popular Oprah personalities, including Bob Greene, Dr. Mehmet Oz, Dr. Robin Smith, Marianne Williamson, Nate Berkus and Gayle King;

•	the debut of The Good Morning America Radio Show, on January 23, 2006 on the Take 5 channel;

•	coverage of the inaugural World Baseball Classic, featuring 16 teams of baseball superstars representing their home countries, including live play-by-play of all 39 games from the first round to the final championship game;

•	the continued broad penetration of the new automobile market, punctuated by the production of the 5 millionth vehicle with an OEM factory installed XM radio and Honda surpassing the 1 millionth vehicle with a factory installed XM radio milestone; and

We summarize our business growth and operational results through the metrics of subscriber growth, ARPU, SAC, CPGA and EBITDA. Greater detail regarding these key metrics we use to monitor our business growth and our operational results are as follows:

	Three months ended March 31,
(in thousands)	2006	2005
EBITDA(1)	$(83,544)	$(71,258)

Subscriber Data:
Net Subscriber Additions(2)	568,902	541,140

Aftermarket, OEM & Other Subscribers(3)	5,894,374	3,307,193
Subscribers in OEM Promotional Periods(4)	548,027	426,300
XM Activated Vehicles with Rental Car Companies(5)	37,184	36,771
Data Services Subscribers(6)	22,274	—

Total Ending Subscribers(3)(4)(5)(6)(7)	6,501,859	3,770,264

Revenue Data (monthly average):
Subscription Revenue per Aftermarket, OEM & Other Subscriber	$10.35	$9.25
Subscription Revenue per Subscriber in OEM Promotional Periods	$6.11	$5.61
Subscription Revenue per XM Activated Vehicle with Rental Car Companies	$8.27	$9.87
Subscription Revenue per Subscriber of Data Services	$29.74	$—

Average Monthly Subscription Revenue per Subscriber (“ARPU”)(8)	$10.07	$8.84
Net Ad Sales Revenue per Subscriber(9)	$0.35	$0.30
Activation, Equipment and Other Revenue per Subscriber	$0.71	$0.61

Total Revenue per Subscriber	$11.13	$9.75

Expense Data:
Subscriber Acquisition Costs (“SAC”)(10)	$62	$52
Cost Per Gross Addition (“CPGA”)(11)	$94	$90

(1)	Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. Consistent with regulatory requirements, EBITDA includes Loss from de-leveraging transactions, stock-based compensation and Other income. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the basis for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

	Three months ended March 31,
(in thousands)	2006	2005
Reconciliation of Net loss to EBITDA:
Net loss as reported	$(149,221)	$(119,902)
Add back non-EBITDA items included in net loss:
Interest income	(6,573)	(4,024)
Interest expense	33,236	20,025
Depreciation & amortization	39,882	32,064
(Benefit from) provision for deferred income taxes	(868)	579

EBITDA	$(83,544)	$(71,258)

(2)	Total net subscriber additions for the three months ended March 31, 2006, include 303,622 retail (includes data services), 272,024 OEM, and (6,744) rental cars.
(3)	Ending subscribers at March 31, 2006 include 1,294,530 family plan subscriptions at a multi-unit rate of $6.99 per radio per month.
(4)	OEM Promotional Subscribers—See definition and further discussion under OEM Promotional Subscribers on page 28.
(5)	Rental car activity commenced in late June 2003. At March 31, 2006, there were 37,184 XM subscriptions in rental vehicles. At December 31, 2005, there were 43,928 XM subscriptions in rental vehicles. XM receives a negotiated rate for providing the service.
(6)	Data Services Subscribers are those subscribers that are receiving services that include stand-alone XM WX Satellite Weather service and stand-alone XM Radio Online service. Stand-alone XM WX Satellite Weather service packages range in price from $29.99 to $99.99 per month. Stand-alone XM Radio Online service is $7.99 per month.
(7)	Subscribers—See definition and further discussion under Subscribers on page 28.
(8)	ARPU—See definition and further discussion under Average Monthly Subscription Revenue Per Subscriber on page 29.
(9)	Net Ad Sales Revenue includes sales of advertisements and program sponsorships on the XM network net of agency commissions.
(10)	SAC—See definition and further discussion under Subscriber Acquisition Costs on page 32.
(11)	CPGA—See definition and further discussion under Cost Per Gross Addition on page 33.

Results of Operations

The following table sets forth select performance measures on an average subscriber basis and as a percentage of total revenue:

Monthly amount per Average Subscriber(1) Three Months Ended March 31,			Amounts as a Percentage of Total Revenue Three Months Ended March 31,
2006	2005		2006	2005
$11.13	$9.75	Total revenue (2)	100%	100%
10.07	8.84	Subscription revenue (3)	90	91
0.35	0.30	Net ad sales (4)	3	3
7.16	7.08	Total cost of revenue	64	72
1.84	1.82	Revenue share & royalties	16	19
1.20	1.46	Customer care & billing operations	11	15
0.43	0.29	Cost of merchandise	4	3
0.70	0.83	Satellite & terrestrial	6	8
0.79	0.80	Broadcast & operations	7	8
2.02	1.67	Programming & content	18	17
0.95	0.69	General & administrative	8	7
5.72	8.39	Total marketing	51	86
3.20	4.58	Subsidies & distribution	29	47
1.59	2.49	Advertising & marketing	14	26
4.48	6.79	EBITDA loss (5)	40	69

(1)	Monthly average subscriber is calculated as the average of the beginning and ending subscriber balances for each period presented, except as otherwise stated.
(2)	Monthly average total revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates), net ad sales revenue, activation, equipment and other revenue divided by the monthly weighted average subscriber.
(3)	Average monthly subscription revenue per subscriber (“ARPU”)—See definition and further discussion under Average Monthly Subscription Revenue Per Subscriber on page 29.
(4)	Monthly average net ad sales per subscriber is derived from the total of net ad sales revenue divided by the monthly weighted average subscriber.
(5)	EBITDA loss—See definition and further discussion under EBITDA on page 34.

Subscribers

Subscribers—Subscribers are those who are receiving and have agreed to pay for our satellite service, either by credit card or by invoice, including those who are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our satellite service. Radios that are revenue generating are counted individually as subscribers. Subscribers are the primary source of our revenues. Our target market is the over 230 million registered vehicles and over 110 million households in the United States. As of March 31, 2006, we had over 6.5 million subscribers, which includes 5,916,648 self-paying subscribers, 548,027 subscribers in OEM promotion periods (typically ranging from three months to one year in direction) paid in part by the vehicle manufacturers and 37,184 XM activated vehicles with rental car companies. The rate of growth of our aftermarket subscriber base fluctuates with our promotional activities. OEM subscriber growth is driven primarily by the number of XM-enabled vehicles manufactured and with OEM promotional activity.

OEM Promotional Subscribers—OEM promotional subscribers are subscribers who have either a portion or their entire subscription fee paid for by an OEM for a fixed period following the initial purchase or lease of the vehicle. Currently, at the time of sale, vehicle owners generally receive a three month prepaid trial subscription. XM generally receives two months of the three month trial subscription from the vehicle manufacturer. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. The automated activation program provides activated XM radios on dealer lots for test drives. GM and Honda generally indicate the inclusion of three months free of XM service on the window sticker of XM-enabled vehicles. Under the auto-activation programs, subscribers are included in our OEM promotional subscriber count from the time of vehicle purchase or lease, through the period of trial service plus an additional 30 days. We measure the success of these promotional programs based on the percentage that elect to receive the XM service and convert to self-paying subscribers after the initial promotion period. We refer to this as the “conversion rate.” We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications.

•	First Quarter 2006 vs. First Quarter 2005. Net subscriber additions for the three months ended March 31, 2006 were 568,902 compared to 541,140 for the same period during 2005. Net subscriber additions for the three months ended March 31, 2006 include 303,622 retail (includes data services), 272,024 OEM and (6,744) rental cars, while net subscriber additions for the three months ended March 31, 2005 include 319,414 retail, 211,590 OEM and 10,136 rental cars.

Retail Subscribers—We attribute the decrease in Retail net subscriber additions to not having introduced any new device during the first quarter of 2006 as compared to the introduction of the popular Delphi MyFi XM2go radio in the first quarter of 2005 as well as a slight increase in churn in the first quarter of 2006 as a result of growth in our subscriber base and the upcoming renewal of discounted annual rate plans.

OEM Subscribers—We primarily attribute the increase in OEM net subscriber additions to the increase in the number of XM-enabled vehicles available to consumers. As of March 31, 2006, XM was available on over 130 vehicle models, with over 30 of those as standard equipment and over 100 of those offered as OEM factory-installed options. At March 31, 2006, XM’s OEM partners represented approximately 60% of the U.S. auto market. The conversion rate for the three months ended March 31, 2006 was 54.3% compared to 60.7% for the three months ended March 31, 2005 primarily as a result of increased penetration across OEM models and as a result of the April 2005 rate increase.

Rental Car Subscribers—The decrease in rental car subscribers additions during the quarter is directly attributable to the switch-out of model years for our rental car partners.

Revenue

Subscription Revenue—Subscription revenue consists primarily of our monthly subscription fees for our satellite audio service and data services charged to consumers, commercial establishments and fleets, which are recognized as the service is provided. Revenues received from vehicle manufacturers for promotional service programs are included in Subscription revenue. At the time of sale, vehicle owners generally receive a three month trial subscription and are included in OEM promotional subscribers. We generally receive payment for two months of the three month trial subscription period from the vehicle manufacturer. Our subscriber arrangements are generally cancelable without penalty. Subscription revenue growth is predominantly driven by the growth in our subscriber base but is affected by fluctuations in the percentage of subscribers in our various discount plans and rate changes. Additionally, the timing of subscriber additions affects comparability between years.

•

First Quarter 2006 vs. First Quarter 2005.    Subscription revenue increased $95.1 million or 102% during the three months ended March 31, 2006 compared to the same period during 2005. This increase was due primarily to the 73% increase in ending subscribers and our April 2, 2005 30% rate increase, partially offset by an increase in subscribers on discount plans. In February 2005, we announced that effective April 2, 2005 we were expanding our basic service package and increasing our monthly subscription price to $12.95 from $9.99. Existing customers were able to lock in a discounted rate by signing up for a pre-paid plan of up to five years prior to mid-April 2005. The expanded basic service now includes the Internet service XM Radio Online (previously $3.99 per month) and the High Voltage Channel (previously $1.99 per month), both of which were premium services prior to this change. During the three months ended March 31, 2006,

Subscription revenue included $9.1 million from related parties for subscription fees paid under OEM promotional agreements, compared with $6.8 million for the same period during 2005.

Average Monthly Subscription Revenue Per Subscriber (“ARPU”)—Average monthly subscription revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates) divided by the monthly weighted average number of subscribers for the period reported. Average monthly revenue per subscriber is a measure of operational performance and not a measure of financial performance under generally accepted accounting principles. Average monthly subscription revenue per subscriber will fluctuate based on promotions, changes in our rates, as well as the adoption rate of annual and multi-year prepayment plans, multi-radio discount plans (such as the family plan) and premium services. We expect that ARPU will continue to exceed $10.00 for the full year 2006.

•	First Quarter 2006 vs. First Quarter 2005. ARPU increased as a result of the addition of new subscribers at the new rates as well as the effect of the transition of existing subscribers to the new rates. The increase in the monthly subscription price is effective for all billing cycles on or after April 2, 2005, and therefore, will be implemented over time. The effect of the April 2005 basic plan rate increase was diluted partially by an increase in the weighted average number of subscribers on discount plans, primarily family, annual and multi-year plans. Ending subscribers at March 31, 2006 and 2005 include 1,294,530 and 495,232 family plan subscriptions, respectively, at a multi-unit rate of $6.99 per radio per month.

Net Ad Sales—Net ad sales revenue consists of sales of advertisements and program sponsorships on the XM network that are recognized in the period in which they are broadcast. Net ad sales revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Net ad sales revenue is presented net of agency commissions in the unaudited Condensed Consolidated Statements of Operations.

•	First Quarter 2006 vs. First Quarter 2005. Net ad sales revenue increased $3.4 million or 109% during the three months ended March 31, 2006 as compared to the same period during 2005. This growth was driven by increased spending by current advertisers as well as the addition of new advertisers and increased rates driven by larger audience. We expect this trend to continue during 2006.

Other Revenue—Other revenue consists primarily of revenue related to various agreements with XM Canada as well as other ancillary services, that include billing option services and recording services. We began recognizing revenue related to various agreements with XM Canada during the fourth quarter of 2005.

•	First Quarter 2006 vs. First Quarter 2005. Other revenue increased $4.9 million or 372% during the three months ended March 31, 2006 as compared to the same period during 2005. This growth was primarily driven by a $3.8 million increase related to the various agreements with XM Canada. For a further discussion of our agreements with XM Canada, see Note 5 under the heading “Equity Method Investment,” of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q.

Operating Expenses

Cost of Revenue—The total cost of revenue increased $59.2 million, but decreased as a percentage of total revenue to 64% from 73% and on an average subscriber basis during the three months ended March 31, 2006 as compared to the same period during 2005. This decrease is reflected in the favorable growth in gross margin of $46.2 million, or 163%, for the three months ended March 31, 2006 as compared to the same period during 2005. We expect this trend to continue during 2006.

Revenue Share & Royalties—Revenue share & royalties includes performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM,

and royalties paid to radio technology providers and revenue share expenses associated with manufacturing and distribution partners and content providers. These costs are driven by our subscriber base and broadcast content. These expenses as a percentage of total revenue have continued to decrease during 2005 and through March 31, 2006. We expect these costs to continue to increase with the growth in revenues and subscribers, and may fluctuate based on new agreements and the renegotiation of existing contracts.

•	First Quarter 2006 vs. First Quarter 2005. These costs increased $15.2 million or 79%, but decreased as a percentage of total revenue during the three months ended March 31, 2006 as compared to the same period during 2005. The dollar increase was primarily driven by an increase in shared revenue with distribution partners and increased royalties due to increased subscribers and revenue.

Customer Care & Billing Operations—Customer care & billing operations includes expenses from customer care functions as well as internal information technology costs associated with front office applications. These costs are primarily driven by the volume and rate of growth of our subscriber base. These expenses as a percentage of total revenue have continued to decrease during 2005 and through March 31, 2006. We expect Customer care & billing operations expense to continue to increase as we add subscribers.

•	First Quarter 2006 vs. First Quarter 2005. These expenses increased $7.1 million or 46%, but decreased as a percentage of total revenue to 11% from 15% and on an average subscriber basis during the three months ended March 31, 2006 as compared to the same period during 2005. This increase was driven by our subscriber growth and resulted in increased costs associated with customer care functions, credit card processing and bad debt expense.

Gross margin on merchandise sales—We calculate gross margin on merchandise sales as Merchandise revenue less Cost of merchandise. We record Merchandise revenue from direct sales to consumers through XM’s online store and XM kiosks. Cost of merchandise consists primarily of the cost of radios and accessories, including hardware manufacturer subsidies, and related fulfillment costs. These costs are primarily driven by the volume of radios sold, which are affected by promotional programs.

•	First Quarter 2006 vs. First Quarter 2005. The gross margin on merchandise sales for the three months ended March 31, 2006 was $(4.4) million as compared to $0 million for the same period during 2005. The increase in negative gross margin during the three months ended March 31, 2006 was a result of promotional programs during the period.

Satellite & Terrestrial—Satellite & terrestrial includes costs related to: telemetry, tracking and control of our three satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and operating lease payments. We expect these expenses to continue to decrease as a percentage of total revenue and on an average cost per subscriber basis despite an expected increase in total costs due to the planned launch and operation of our fourth satellite as well as the expansion of our terrestrial repeater network during 2006.

•	First Quarter 2006 vs. First Quarter 2005. These costs increased $4.3 million or 50%, but decreased as a percentage of total revenue and on an average subscriber basis during the three months ended March 31, 2006 as compared to the same period during 2005. This increase was primarily the result of an increase in in-orbit satellite insurance expense, operating costs, and performance incentives related to XM-3, which was launched in February 2005.

Broadcast & Operations—Broadcast and operations includes costs associated with the management and maintenance of systems and facilities as well as information technology expense. Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content via satellite broadcast, web and other new distribution platforms. The advertising trafficking (scheduling and insertion) functions are also included. Operations expense includes facilities and information technology expense. These expenses as a percentage of total revenue have continued to decrease during 2005 and through March 31, 2006.

•	First Quarter 2006 vs. First Quarter 2005. These costs increased $6.3 million or 75%, during the three months ended March 31, 2006 as compared to the same period during 2005. The increase was driven by $2.3 million in increased costs associated with enhancements to and maintenance of the broadcast systems infrastructure. Broadcast expenses are expected to increase with new content initiatives. Operations expenses increased $4.0 million mainly due to an increase in the general operating costs associated with expanded facilities and accompanying infrastructure. In addition, we recognized $0.5 million and $0.6 million in Broadcast expense and Operations expense, respectively, for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006.

Programming & Content—Programming & content includes the creative, production and licensing costs associated with our over 160 (expanding to over 170 in the spring 2006 and summer 2006) channels of XM-original and third party content. We view Programming and content expenses as a cost of attracting and retaining subscribers. Programming & content includes staffing costs and fixed payments for third party content, which are primarily driven by programming initiatives. These expenses have increased over time and have varied as a percentage of total revenue. We expect these expenses to increase in future periods as a result of programming initiatives such as the broadcast of the 2006 FIFA World Cup in the second quarter of 2006 and the launch of Oprah & Friends in September 2006, as well as incurring the full effects of expenses from other programming initiatives launched throughout 2005.

•	First Quarter 2006 vs. First Quarter 2005. These costs increased $20.1 million or 115% during the three months ended March 31, 2006 as compared to the same period during 2005. The increase was driven primarily by costs in support of new and full quarter effects of programming initiatives, including Major League Baseball® (“MLB”), PGA TOUR® Network, Fox News, Fox News Talk, the Take Five women’s programming channel, the National Hockey League® and new on-air talent. We launched our MLB programming in mid-February 2005. We paid $50 million for the 2005 season and will pay $60 million per season thereafter. Our MLB seasons run for twelve month periods beginning in February of each year. In addition, we recognized $1.9 million in Programming and content expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006.

General & Administrative—General & administrative expense primarily includes management’s salaries and benefits, professional fees, general business insurance, as well as other corporate expenses. These costs have been predominantly driven by personnel costs and infrastructure expenses to support our growing subscriber base.

•	First Quarter 2006 vs. First Quarter 2005. These costs increased $10.3 million or 142% during the three months ended March 31, 2006 as compared to the same period during 2005. The increase was driven primarily by an increase in headcount and legal fees associated with the satellite arbitration. In addition, we recognized $5.1 million in General and administrative expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006.

Marketing—Total marketing expenses consist of the direct cost to acquire a subscriber, which include subsidization to drive retail price points, distribution commissions and discretionary costs consisting of advertising and brand development. Included in total marketing expenses is the Amortization of GM liability, which is currently fixed but is expected to decrease by approximately $11 million annually as a result of the 2006 prepayment of the obligation. Total marketing expenses increased $18.7 million, but decreased as a percentage of total revenue to 51% from 86% and on an average subscriber basis during the three months ended March 31, 2006 as compared to the same period during 2005.

Subsidies & Distribution—These direct costs include the subsidization of radios manufactured, commissions for the sale and activation of radios and certain promotional costs. These costs are primarily driven by the volume of XM-enabled vehicles manufactured, sales and activations of radios through our retail channel and promotional activity. We expect these costs to increase with planned production increases of XM-enabled vehicles and as we increase sales of radios through our retail channels.

•	First Quarter 2006 vs. First Quarter 2005. These costs increased $11.6 million or 24%, but decreased as a percentage of total revenue to 29% from 47% and on an average subscriber basis during the three months ended March 31, 2006 as compared to the same period during 2005. The dollar increase was driven primarily by an increase in retail subsidies and promotions.

Subscriber Acquisition Costs—Subscriber acquisition costs include Subsidies and distribution costs, excluding on-going loyalty payments to distribution partners, and negative margins from direct sales of merchandise. Subscriber acquisition costs are divided by the appropriate per unit gross additions or units manufactured to calculate what we refer to as “SAC.”

•	First Quarter 2006 vs. First Quarter 2005. During the three months ended March 31, 2006 and 2005, we incurred subscriber acquisition costs of $60.9 million and $43.7 million, respectively. SAC for the three months ended March 31, 2006 and 2005 was $62 and $52, respectively. The increase in SAC is primarily the result of increases in hardware close-out promotions and rebates.

Advertising & Marketing—These activities drive our sales, establish our brand recognition, and facilitate our growth. We achieve success in these areas through coordinated marketing campaigns that include retail advertising through various media, cooperative advertising with our retail and OEM partners, sponsorships and ongoing market research. These costs fluctuate based on the timing of these activities. Historically, we have significant advertising and marketing campaigns geared towards the holiday season. We do not expect these costs to increase substantially in the future in total dollars and expect that they will decrease as an incremental component of CPGA.

•	First Quarter 2006 vs. First Quarter 2005. These costs increased $3.5 million or 13%, but decreased as a percentage of total revenue to 14% from 26% and on an average subscriber basis during the three months ended March 31, 2006 as compared to the same period during 2005. The increase was primarily driven by increases in retail media expenses and cooperative marketing which has resulted in the broadening of our presence in radio, television, print, Internet, stores, malls and trade shows.

Cost Per Gross Addition (“CPGA”)—CPGA costs include the amounts in SAC, as well as Advertising and marketing, which includes advertising, media and other discretionary marketing expenses. CPGA costs do not include marketing staff (included in Retention & support) or the amortization of the GM guaranteed payments (included in Amortization of GM liability). In our financial statements, SAC costs are captured in Subsidies & distribution and the negative margins from direct sales of merchandise, while CPGA costs are primarily captured by the combination of Subsidies & distribution, Advertising & marketing, plus the negative margins from direct sales of merchandise. These costs are divided by the gross additions for the period to calculate CPGA. We expect that CPGA will continue to remain below $100 for the full year 2006.

•	First Quarter 2006 vs. First Quarter 2005. During the three months ended March 31, 2006 and 2005, we incurred CPGA expenses of $94.8 million, and $74.1 million, respectively. CPGA for the three months ended March 31, 2006 and 2005 was $94 and $90, respectively. The increase in CPGA is due primarily to the increase in SAC offset in part by reductions in advertising and marketing on a gross subscriber additions basis.

Depreciation & Amortization—Depreciation and amortization expense primarily relates to our satellites, ground support systems that include our terrestrial repeater network, broadcast facilities, computer hardware and software. We expect these expenses to increase during 2006 as we expand our capital asset base, which includes the expected launch of XM-4 in the second half of 2006.

•	First Quarter 2006 vs. First Quarter 2005. These costs increased $7.8 million or 24% during the three months ended March 31, 2006 as compared to the same period during 2005. The increase was primarily due to a higher depreciable asset base, reflecting XM-3, which was placed into service in April 2005, higher capital spending for system development, computer hardware, software and leased equipment.

Net Non-operating Expenses

Other Income (Expense)—Other income (expense) consists primarily of net costs associated with financing and cash management activities and our proportional share of XM Canada’s results. We began recognizing our 23.33% proportional share of XM Canada’s results during the fourth quarter of 2005.

Net costs associated with financing and cash management activities—Costs associated with financing and cash management activities include Interest income, Interest expense, and de-leveraging charges.

•	First Quarter 2006 vs. First Quarter 2005. Interest expense increased $13.2 million and de-leveraging charges increased $18.4 million, which was offset by a $2.5 million increase in Interest income. The increase in Interest expense during the three months ended March 31, 2006 as compared to the same period during 2005 was primarily the result of $9.9 million increase in de-leveraging related costs recognized as Interest expense and $3.9 million decrease in interest costs capitalized during the three months ended March 31, 2006 as compared to the same period during 2005. The increase in Interest income was primarily attributable to higher returns offset in part by lower average balances of cash and cash equivalents during the three months ended March 31, 2006 as compared to the same period during March 31, 2005. For the three months ended March 31, 2006, we recorded de-leveraging charges of $18.4 million to retire debt with carrying values, including accrued interest, of $42.4 million. We estimate that we were able to eliminate approximately $21 million in interest payments over the next four years as a result of this transaction.

EBITDA

EBITDA—Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. Consistent with regulatory requirements, EBITDA includes Loss from de-leveraging transactions, stock-based compensation and Other income. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the basis for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. EBITDA loss is continuing to decrease as a percentage of total revenue and on an average subscriber basis.

•	First Quarter 2006 vs. First Quarter 2005. EBITDA loss increased by $12.3 million or 17%, but decreased as a percentage of total revenue to 40% from 70% during the three months ended March 31, 2006 as compared to the same period during 2005. The decrease as a percentage of total revenue reflects the accelerated rate of growth in total revenue as compared to operating expenses. The increase in EBITDA loss is primarily related to the $59.2 million increase in the total cost of revenue, $18.4 million deleveraging charge in 2006, $11.6 million increase in Subsidies and distribution, $10.3 million increase in General and administrative, increase in non-cash charge of $8.9 million for equity loss in affiliates, largely offset by the $95.1 million improvement in Subscription revenue. Reflected in 2006 total operating expenses, was an $11.7 million increase in non-cash stock-based compensation charges recognized pursuant to the adoption of SFAS 123R effective January 1, 2006.

Liquidity and Capital Resources

Overview

We have experienced and expect to continue to experience significant growth in demand for our products and services. This growing demand has required and will continue to require us to invest significant amounts in our business. Since inception through March 31, 2006, we have raised proceeds of $3.5 billion, net of offering costs, through equity and debt offerings. Our ability to become profitable depends upon many factors, some of which are identified below under the caption entitled “Future Operating Liquidity and Capital Resource Requirements.” Our principal sources of liquidity are: our existing cash and cash equivalents; future cash receipts for pre-paid subscriptions; our new bank revolving credit facility; our GM facilities, as amended in April 2006 and historically, cash provided by financing activities. We also have significant outstanding contracts and commercial commitments that need to be paid in cash or through credit facilities over the next several years. These contractual commitments are comprised of subsidies and distribution costs, rights and royalty fees, revenue share arrangements, programming costs, repayment of long-term debt, lease payments and service payments. Our ability to become profitable also depends upon other factors identified below under the caption entitled “Future Operating Liquidity and Capital Resource Requirements.”

The following table presents a summary of our cash flows, beginning and ending cash balances for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
(in thousands)	2006	2005
Cash flows used in operating activities	$(161,134)	$(91,094)
Cash flows used in investing activities	(30,160)	(77,145)
Cash flows provided by financing activities	1,123	97,789

Net decrease in cash and cash equivalents	(190,171)	(70,450)
Cash and cash equivalents at beginning of period	710,991	717,867

Cash and cash equivalents at end of period	$520,820	$647,417

Operating Activities—Operating activities primarily consist of net loss adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, accretion of interest, net non-cash loss on redemption of notes and non-cash loss on equity investments and the effect of changes in working capital.

•	For the three months ended March 31, 2006, cash used in operating activities was $161.1 million, consisting of a net loss of $149.2 million adjusted for net non-cash expenses of $93.8 million, $4.4 million gain on sale of fixed assets and $101.4 million used in working capital as well as other operating activities. Included in cash used in working capital is a $113.8 million decrease in Accounts payable, Accrued expenses and other liabilities due primarily to the effort to reduce our previous year’s balance to more normative levels, partially offset by a $22.5 million increase in Subscriber deferred revenue, as a result of subscribers signing up for discounted annual and multi-year pre-payment plans and a $14.7 million increase in Accrued interest due to cessation of accreting interest on outstanding principal balances.

•	For the three months ended March 31, 2005, cash used in operating activities was $91.1 million, consisting of a net loss of $119.9 million adjusted for net non-cash expenses of $50.1 million and $21.3 million used in working capital as well as other operating activities. Included in cash used in working capital are $72.0 million increase in Prepaid and other assets and Prepaid programming content, $24.5 decrease in Accounts payable and accrued expenses offset partially by a $70.9 million increase in Subscriber deferred revenue.

Investing Activities—Investing activities primarily consist of capital expenditures and proceeds from the sale of equipment.

•	For the three months ended March 31, 2006, cash used in investing activities was $30.2 million, primarily consisting of $37.2 million in capital expenditures for the construction of XM-4, computer systems infrastructure and building improvements, offset by $7.0 million in proceeds received from the sale of terrestrial repeaters to XM Canada.

•	For the three months ended March 31, 2005, cash used in investing activities was $77.1 million, primarily consisting of $77.2 million of capital expenditures for the construction of XM-3 and XM-4 and office equipment.

Financing Activities—Financing activities primarily consist of proceeds from debt and equity financings, issuance of common stock pursuant to stock option exercises, and repayments of debt.

•	For the three months ended March 31, 2006, cash provided by financing activities was $1.1 million, consisting of $3.1 million in proceeds from the exercise of warrants and stock options, offset by the repayment of $2.0 million of miscellaneous debt.

•	For the three months ended March 31, 2005, cash provided by financing activities was $97.8 million; primarily consisting of $100.0 million provided by the issuance of 1.75% Convertible Senior Notes due 2009.

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

Provided that we meet the revenue, expense and cash flow projections of our business plan, we expect to be fully funded and will not need to raise additional financing to continue operations. Our business plan is based on estimates regarding expected future costs and expected future revenue. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Any of these factors may increase our need for funds, which would require us to seek additional financing to continue implementing our current business plan. In addition, we may seek additional financing, such as the sale of additional equity and debt securities, to undertake initiatives not contemplated by our current business plan.

In the event of unfavorable future developments we may not be able to raise additional funds on favorable terms or at all. Our ability to obtain additional financing depends on several factors; including future market conditions, our success or lack of success in developing, implementing and marketing our satellite audio service and data services, our future creditworthiness and restrictions contained in agreements with our investors or lenders. Additional financing activities could increase our level of indebtedness or result in further dilution to our equity holders. If we fail to obtain necessary financing on a timely basis, a number of adverse effects could occur, or we may have to revise our business plan.

On May 1, 2006, XM announced that its subsidiary Inc. had completed an $800 million debt offering, consisting of $600 million of 9.75% Senior Notes due 2014 and $200 million of Senior Floating Rate Notes due 2013, each at the issue price of 100%. Substantially all of the proceeds of the debt offering have been or are being applied to refinance existing debt or other fixed obligations. For a further discussion, see Note 11, under the heading “$800 million Private Debt Offering,” of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q.

On May 5, 2006, we entered into a new $250 million revolving credit facility with a group of banks. We have the right to increase the size of the facility by up to $100 million, with any increase to be syndicated on a “best efforts” basis with no lender being required to increase its commitment. For a further discussion, see Note 11, under the heading “$250 million Revolving Credit Facility,” of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q.

On April 19, 2006, we entered into a series of amendments to our arrangements with General Motors pursuant to which we made a prepayment in the amount of $237 million to General Motors to retire approximately $320 million of fixed payment obligations that would have come due in 2007, 2008 and 2009 under our distribution agreement with General Motors’ subsidiary OnStar Corporation. For a further discussion, see Note 11, under the heading “April 2006 Amendments to GM Distribution Agreement” of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q.

Commitments and Contingencies—We are obligated to make substantial payments under a variety of contracts and other commercial arrangements. A summary of significant updates during 2006 are presented below:

•	Purchase Commitments—In the ordinary course of business, we enter into unconditional purchase commitments for certain component parts and long-lead items used in the manufacture of XM radios to ensure their availability. As of March 31, 2006, these unconditional purchase commitments totaled $38.0 million. These unconditional purchase commitments consist primarily of standing purchase commitments to component manufacturers and providers that are subsequently canceled upon their receipt of a corresponding purchase order from the equipment manufacturer. Generally, unconditional purchase commitments entered into by XM have been canceled by the receipt of corresponding purchase orders from equipment manufacturers.

•	Programming and Marketing—We have entered into certain programming and marketing agreements that broaden our content offering and increase our brand awareness. Under these agreements, we are obligated to make payments that total $81.4 million in the remaining nine months of 2006, $90.3 million in 2007, $81.3 million in 2008, $61.7 million in 2009, $30.7 million in 2010 and $74.1 million in 2011 and beyond. These payments include fixed payments, advertising commitments and revenue sharing arrangements.

•	Major League Baseball®—The Company has a multi-year agreement with Major League Baseball® to broadcast MLB games live nationwide and those payments are included in the above disclosure of our commitments. The Company will pay up to $60 million for 2006 and $60 million per year thereafter through 2012, with $120 million to be deposited into escrow. MLB has the option to extend the agreement for the 2013, 2014 and 2015 seasons at the same $60 million annual compensation rate. The Company paid $10 million to MLB in October 2004 as a prepayment toward the 2006 season. The Company will also make incentive payments to MLB for XM subscribers obtained through MLB and baseball club verifiable promotional programs. No stock or warrants were included in this agreement.

•	Long-term debt—For a further discussion of long-term debt, see Notes 7 and 12 of the Notes to the Consolidated Financial Statements in Item 1. of this Form 10-K.

Related Party Transactions

For a discussion of related party transactions, see Note 5, under the heading “Equity Method Investments,” and Note 9 of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q.

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments, which affects the comparability of the unaudited Condensed Consolidated Financial Statements. For a further discussion of the effects of this change in accounting principle, see Note 2, under the heading “Stock-Based Compensation,” and Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q.

For a further discussion of recently issued accounting pronouncements, see Note 2, under the heading “Recent Accounting Pronouncements,” of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fair Value of Financial Instruments—The carrying value of the following financial instruments approximates fair value because of their short maturities: cash equivalents, accounts receivable, due from related parties, accounts payable, accrued expenses, accrued satellite liability, due to related parties and restricted investments.

The estimated fair value of our long-term debt is determined by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers or quoted market prices at the reporting date for the traded debt securities. As of March 31, 2006, the carrying value of our long-term debt was $1,002.8 million, compared to an estimated fair value of $1,794.2 million. The estimated fair value of our long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

Interest Rate Risk—At March 31, 2006, we had approximately $1,002.8 million of total debt, of which $802.8 million was fixed-rate debt and $200 million was variable-rate debt. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. An increase of 100 basis points in the interest rate applicable to the $200 million of variable-rate debt at March 31, 2006 would result in an increase of approximately $2 million in our annual interest expense. We believe that our exposure to interest rate risk is not material to our results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. During the three months ended March 31, 2006, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we become aware from time to time of claims, potential claims or investigations, or may become party to legal proceedings arising out of various matters, such as contract matters, employment related matters, issues relating to our repeater network, product liability issues, copyright, patent, trademark or other intellectual property matters and other federal regulatory matters.

An action has been filed in the United States District Court for the District of Columbia in May 2006 on behalf of a purported nationwide class of purchasers of XM’s common stock between July 28, 2005 and February 15, 2006 against XM and its chief executive officer. The complaint seeks an unspecified amount of damages and claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, alleging various statements made during the putative class period by the Company and its management failed to project accurately or disclose in a timely manner the amount of higher costs to obtain subscribers during the fourth quarter of 2005. Additional actions making similar allegations have also been filed. XM believes the allegations are without merit, and XM intends to vigorously defend these matters.

Regulatory Inquiries

On April 25, 2006, we received a letter from the Federal Communications Commission stating that its Office of Engineering and Technology Laboratory has tested the Delphi XM SKYFi2 radio and has determined that its transmitter is not in compliance with the applicable emission limits. The letter seeks information from us regarding the testing, emissions and other matters relating to this radio. We are conducting an internal review, and anticipate responding to the letter shortly and cooperating fully.

Also on April 25, 2006, we received a letter from the Federal Trade Commission stating that they are conducting an inquiry into whether our activities are in compliance with various acts, including the FTC Act, the Telemarketing Sales Rule, the Truth in Lending Act and the CAN-SPAM Act. This letter requests information about a variety of our marketing activities, including free trial periods, rebates, telemarketing activities, billing and customer complaints. We are conducting an internal review of these matters, and anticipate responding to the letter shortly and cooperating fully with this investigation.

XM believes that it is too early in the process to determine the significance, if any, of these matters to our business, consolidated results of operations or financial position.

ITEM	1A. RISK FACTORS

The unfavorable outcome of pending or future litigation or investigations could have a material adverse effect on the Company.

We become aware from time to time of claims, potential claims or investigations, and are or may become party to legal proceedings, investigations or litigation arising out of various matters in the course of our business. An unfavorable outcome to one or more of such legal proceedings, investigations or litigation could have a material adverse effect on our financial results. There can be no assurances as to the favorable outcome of any proceeding or litigation.

ITEM 5.	OTHER INFORMATION

New Credit Facility.    On May 5, 2006, Inc. entered into a new $250 million revolving credit facility with a group of banks. Inc. has the right to increase the size of the facility by up to $100 million, with any increase to be syndicated on a “best efforts” basis with no lender being required to increase its commitment. For as long as more than $75 million in the aggregate of Inc.’s existing senior secured notes remain outstanding, borrowings under the facility will be limited to $50 million.

The facility has a term of three years and is expected to serve as a standby facility for additional liquidity. Borrowings under the facility will bear interest at a rate of LIBOR plus 150 to 225 basis points or an alternate base rate, to be the higher of the JPMorgan Chase prime rate and the Federal Funds rate plus 50 basis points, in each case plus 50 to 125 basis points. The facility will include a $120 million sublimit for letters of credit and a $5 million sublimit for swingline loans. Inc. expects to pay a commitment fee of 37.5 to 50 basis points per year on unused portions of the facility. The new credit facility is secured by substantially all of Inc.’s assets other than specified property. The facility includes customary events of default and requires us to maintain at all times unrestricted cash and cash equivalents of at least $75 million.

ITEM 6.	EXHIBITS

Exhibit No.	Description
4.1	Indenture, dated as of May 1, 2006, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and The Bank of New York, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006.)

4.2	Indenture, dated as of May 1, 2006, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and The Bank of New York, as trustee, relating to the Senior Floating Rate Notes due 2013 (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006.)

4.3	Form of 9.75% Senior Note due 2014 (incorporated by reference to Exhibit A to Exhibit 4.1 hereof).

4.4	Form of Senior Floating Rate Note due 2013 (incorporated by reference to Exhibit A to Exhibit 4.2 hereof).

4.5	Supplemental Indenture, dated as of April 26, 2006, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee, relating to the 14% Senior Secured Discount Notes due 2009 (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006.)

4.6	Supplemental Indenture, dated as of April 26, 2006, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and The Bank of New York, as trustee, relating to the 12% Senior Secured Notes due 2010 (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006.)

4.7	Supplemental Indenture, dated as of April 26, 2006, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and The Bank of New York, as trustee, relating to the Senior Secured Floating Rate Notes due 2009 (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006.)

10.1	Registration Rights Agreement, dated as of May 1, 2006, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and UBS Securities LLC, J.P. Morgan Securities Inc., Bear, Stearns & Co. Inc., Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006.)

10.2	Second Amendment to Second Amended and Restated Distribution Agreement, dated as of April 19, 2006, by and among General Motors Corporation, OnStar Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006.)

10.3	Third Amendment to Credit Agreement, dated as of April 19, 2006, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., General Motors Corporation and OnStar Corporation (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006.)

10.4	Credit Agreement, dated May 5, 2006, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Credit Suisse Securities (USA) LLC, as Syndication Agent, and Citigroup Global Markets Inc., as Documentation Agent.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XM SATELLITE RADIO HOLDINGS INC.
(Registrant)

May 9, 2006	By:	/s/ HUGH PANERO
Hugh Panero
President and Chief Executive Officer
(principal executive officer)

XM SATELLITE RADIO HOLDINGS INC.
(Registrant)

May 9, 2006	By:	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)