Form 10-Q
period 2006-06-30
XM SATELLITE RADIO HOLDINGS INC; XM SATELLITE RADIO INC
filed 2006-08-04
CIK 1091530, 1116317

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2006

Commission File Number	Exact Name of Registrant as Specified in Its Charter	I.R.S. Employer Identification Number
000-27441	XM SATELLITE RADIO HOLDINGS INC.	54-1878819
333-39178	XM SATELLITE RADIO INC.	52-1805102

Delaware

(state or other jurisdiction of incorporation or organization of both registrants)

1500 Eckington Place, NE

Washington, DC 20002-2194

(Address of principal executive offices)

(Zip code)

202-380-4000

(Registrants’ telephone number, including area code)

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

XM Satellite Radio Holdings Inc.	Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐
XM Satellite Radio Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of June 30, 2006)
XM SATELLITE RADIO HOLDINGS INC. CLASS A COMMON STOCK, $0.01 PAR VALUE	268,193,571

XM SATELLITE RADIO INC. COMMON STOCK, $0.10 PAR VALUE (all of which are issued to XM Satellite Radio Holdings Inc.)	125

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

EXPLANATORY NOTE

This quarterly report on Form 10-Q is a combined report being filed by two separate registrants: XM Satellite Radio Holdings Inc. (the “Company”, “Holdings”, or “XM”) and XM Satellite Radio Inc. (“Inc.”). Holdings’ principal wholly owned subsidiary is Inc., and as such, the information presented in this report regarding Inc. also applies to Holdings. Unless the context requires otherwise, the terms “we,” “our,” “us,” refers to Holdings. Holdings fully and unconditionally guarantees Inc.’s registered debt securities. The combined report includes Holdings’ unaudited Condensed Consolidated Financial Statements as the only set of financial statements; an explanation of the differences between the companies in the Notes to the unaudited Condensed Consolidated Financial Statements; and condensed consolidating financial information regarding Inc. The management’s discussion and analysis section has also been combined, focusing on the financial condition and results of operations of Holdings, which is consistent with the inclusion in the combined report of one set of financial statements.

This quarterly report and all other reports and amendments filed by us with the SEC can be accessed, free of charge, through our website at http://www.xmradio.com/investor/investor_financial_and_company.html on the same day that they are electronically filed with the SEC.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2006	2005	2006	2005
Revenue:
Subscription	$202,165	$113,379	$390,267	$206,360
Activation	3,942	2,313	7,521	4,337
Merchandise	4,928	3,798	8,479	6,915
Net ad sales	8,982	4,363	15,500	7,488
Other	7,869	1,601	14,085	2,919

Total revenue	227,886	125,454	435,852	228,019

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	37,923	21,071	72,200	40,197
Customer care & billing operations(1)	26,395	18,488	48,850	33,868
Cost of merchandise	10,254	7,496	18,247	10,583
Ad sales(1)	4,460	1,800	7,815	3,867
Satellite & terrestrial (1)	11,571	10,480	24,620	19,190
Broadcast & operations:
Broadcast(1)	5,169	4,053	11,022	7,629
Operations(1)	8,805	6,283	17,692	11,110

Total broadcast & operations	13,974	10,336	28,714	18,739
Programming & content(1)	42,253	24,529	79,896	42,069

Total cost of revenue	146,830	94,200	280,342	168,513
Research & development (excludes depreciation & amortization, shown below)(1)	8,518	6,993	19,499	13,085
General & administrative (excludes depreciation & amortization, shown below)(1)	18,672	10,823	36,301	18,117
Marketing (excludes depreciation & amortization, shown below):
Retention & support(1)	7,443	5,080	15,490	9,599
Subsidies & distribution	61,126	48,532	120,858	96,626
Advertising & marketing	37,666	40,872	67,333	67,028

Marketing	106,235	94,484	203,681	173,253
Amortization of GM liability	7,440	9,312	16,753	18,625

Total marketing	113,675	103,796	220,434	191,878
Depreciation & amortization	41,847	36,737	81,729	68,801

Total operating expenses(1)	329,542	252,549	638,305	460,394

Operating loss	(101,656)	(127,095)	(202,453)	(232,375)

(Continued)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2006	2005	2006	2005
Other income (expense):
Interest income	6,376	5,078	12,949	9,102
Interest expense	(29,317)	(24,476)	(62,553)	(44,501)
Loss from de-leveraging transactions	(82,345)	—	(100,724)	—
Loss from impairment of investments	(18,926)	—	(18,926)	—
Equity in net loss of affiliates	(4,206)	—	(13,090)	—
Other income (expense)	(212)	453	4,422	2,411

Net loss before income taxes	(230,286)	(146,040)	(380,375)	(265,363)
Benefit from (provision for) deferred income taxes	1,177	(579)	2,045	(1,158)

Net loss	(229,109)	(146,619)	(378,330)	(266,521)

8.25% Series B and C preferred stock dividend requirement	(1,814)	(2,150)	(3,963)	(4,299)
8.25% Series B preferred stock retirement loss	(755)	—	(755)	—

Net loss attributable to common stockholders	$(231,678)	$(148,769)	$(383,048)	$(270,820)

Net loss per common share - basic and diluted	$(0.87)	$(0.70)	$(1.47)	$(1.28)
Weighted average shares used in computing net loss per common share - basic and diluted	266,098,554	213,571,652	259,866,408	212,199,554
________ (1) These captions include non-cash stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2006	2005	2006	2005
Customer care & billing operations	$268	$16	$354	$16
Ad sales	520	83	948	83
Satellite & terrestrial	511	84	972	84
Broadcast	577	84	1,058	84
Operations	419	34	1,002	34
Programming & content	2,126	329	4,018	344
Research & development	1,780	343	3,237	390
General & administrative	6,017	552	11,078	808
Retention & support	1,696	460	3,308	460

Total stock-based compensation	$13,914	$1,985	$25,975	$2,303

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$431,087	$710,991
Accounts receivable, net of allowance for doubtful accounts of $5,253 and $3,722	40,926	47,247
Due from related parties	13,189	8,629
Related party prepaid expenses	61,053	54,752
Prepaid programming content	62,854	65,738
Prepaid and other current assets	61,934	55,811

Total current assets	671,043	943,168
Restricted investments	2,658	5,438
System under construction	302,563	216,527
Property and equipment, net of accumulated depreciation and amortization of $681,785 and $600,482	648,869	673,672
DARS license	141,388	141,276
Intangibles, net of accumulated amortization of $7,586 and $6,960	5,276	5,902
Deferred financing fees, net of accumulated amortization of $18,633 and $20,922	43,436	36,735
Related party prepaid expenses, net of current portion	175,370	9,809
Investments	153,252	187,403
Prepaid and other assets, net of current portion	3,739	3,731

Total assets	$2,147,594	$2,223,661

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$75,198	$145,691
Accrued expenses	80,648	154,125
Accrued satellite liability	160,180	104,300
Accrued interest	20,070	5,603
Current portion of long-term debt	14,005	7,608
Due to related parties	58,629	60,750
Subscriber deferred revenue	313,501	275,944
Deferred income	10,137	10,137

Total current liabilities	732,368	764,158
Satellite liability, net of current portion	—	23,285
Long-term debt, net of current portion	1,341,066	1,035,584
Due to related parties, net of current portion	—	53,901
Subscriber deferred revenue, net of current portion	85,737	84,694
Deferred income, net of current portion	136,749	141,073
Other non-current liabilities	37,612	40,018

Total liabilities	2,333,532	2,142,713

(Continued)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(in thousands, except share and per share data)	June 30, 2006	December 31, 2005
	(unaudited)
Commitments and contingencies
Stockholders’ equity (deficit):
Series A convertible preferred stock, par value $0.01 (liquidation preference of $51,370 at June 30, 2006 and December 31, 2005); 15,000,000 shares authorized, 5,393,252 shares issued and outstanding at June 30, 2006 and December 31, 2005	54	54
Series B convertible redeemable preferred stock, par value $0.01 (liquidation preference of $0 and $23,714 at June 30, 2006 and December 31, 2005, respectively); 3,000,000 shares authorized, zero and 474,289 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	5
Series C convertible redeemable preferred stock, par value $0.01 (liquidation preference of $117,783 and $114,514 at June 30, 2006 and December 31, 2005, respectively); 250,000 shares authorized, 79,246 shares issued and outstanding at June 30, 2006 and December 31, 2005	1	1
Series D preferred stock, par value $0.01 (liquidation preference of $0 at June 30, 2006 and December 31, 2005); 250,000 shares authorized, no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Class A common stock, par value $0.01; 600,000,000 shares authorized, 268,193,571 shares and 240,701,988 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	2,682	2,407
Class C common stock, par value $0.01; 15,000,000 shares authorized, no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Accumulated other comprehensive income	5,113	5,985
Additional paid-in capital	2,964,146	2,852,100
Accumulated deficit	(3,157,934)	(2,779,604)

Total stockholders’ equity (deficit)	(185,938)	80,948

Total liabilities and stockholders’ equity (deficit)	$2,147,594	$2,223,661

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(in thousands)	2006	2005
Cash flows from operating activities:
Net loss	$(378,330)	$(266,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	7,410	3,286
Depreciation and amortization	81,729	68,801
Amortization of deferred income	(5,040)	—
Non-cash loss on impairment of investments	18,926	—
Interest accretion expense	—	22,101
Loss from de-leveraging transactions	100,724	—
Non-cash loss on equity in affiliates	13,090	—
Amortization of deferred financing fees and debt discount	23,488	9,003
Stock-based compensation	25,975	1,972
(Benefit from) provision for deferred income taxes	(2,045)	1,158
Gain on sale of fixed assets	(4,490)	—
Other	207	38
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(8,253)	743
Increase in due from related parties	(4,561)	(6,500)
Decrease (increase) in prepaid programming content	2,884	(39,907)
Increase in prepaid and other assets	(236,173)	(29,020)
Decrease in accounts payable, accrued expenses and other liabilities	(125,570)	(13,074)
Increase (decrease) in accrued interest	14,467	(7,816)
Increase in due to related parties	2,876	33,987
Increase in subscriber deferred revenue	38,600	136,449
Increase in deferred income	717	—

Net cash used in operating activities	(433,369)	(85,300)

Cash flows from investing activities:
Purchase of property and equipment	(34,457)	(19,531)
Additions to system under construction	(62,735)	(82,474)
Proceeds from sale of assets	7,182	—
Net maturity (purchase) of restricted investments	2,781	(14)

Net cash used in investing activities	(87,229)	(102,019)

Cash flows from financing activities:
Proceeds from sale of common stock	—	300,000
Proceeds from exercise of warrants and stock options	4,510	8,668
Proceeds from issuance of 9.75% senior notes due 2014	600,000	—
Proceeds from issuance of senior floating rate notes due 2013	200,000	—
Proceeds from issuance of 1.75% convertible senior notes	—	100,000
Repayment of 14% senior secured discount notes due 2009	(186,545)	—
Repayment of 12% senior secured notes due 2010	(100,000)	—
Repayment of senior secured floating rate notes due 2009	(200,000)	—
Payment of premiums from de-leveraging transactions	(27,357)	—
Repurchase of Series B convertible redeemable preferred stock	(23,960)	—
Payments on other borrowings	(5,548)	(6,419)
Deferred financing costs	(20,406)	(2,420)

Net cash provided by financing activities	240,694	399,829

Net (decrease) increase in cash and cash equivalents	(279,904)	212,510
Cash and cash equivalents at beginning of period	710,991	717,867

Cash and cash equivalents at end of period	$431,087	$930,377

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

XM Satellite Radio Inc. (“Inc.”), was incorporated on December 15, 1992 in the State of Delaware for the purpose of operating a digital audio radio service (“DARS”) under a license from the Federal Communications Commission (“FCC”). XM Satellite Radio Holdings Inc. (“Holdings”) was formed as a holding company for Inc. on May 16, 1997. The Company commenced commercial operations in two markets on September 25, 2001 and completed its national rollout on November 12, 2001.

The principal differences between the financial conditions of Holdings and Inc., are:

•	the ownership by Holdings of the corporate headquarters and data center since August 2001 and September 2005, respectively, and the lease of these buildings to Inc.;

•	XM-1, XM-2, and XM-3, except for the B702 bus portion of XM-3, are owned by Inc.; XM-4, XM-5 and the B702 bus portion of XM-3 are owned by Holdings;

•	the presence at Holdings of additional indebtedness, primarily the 1.75% Convertible Senior Notes due 2009 and mortgages, not guaranteed by Inc.;

•	the investments by Holdings in Canadian Satellite Radio (including related deferred income) and WorldSpace, Inc.; and

•	the existence of cash balances at Holdings.

Accordingly, the results of operations for Inc. and its subsidiaries are substantially the same as the results for Holdings and its subsidiaries except that Inc. incurs:

•

additional rent, less depreciation and amortization expense and less other income, in each case principally related to Inc.’s rental of its corporate headquarters and data center buildings from Holdings, which are intercompany transactions that have been eliminated in the Holdings financial statements;

•	less interest expense principally related to the additional indebtedness at Holdings;

•	less revenue associated with the amortization of deferred income or equity in earnings from Holdings’ investment in Canadian Satellite Radio;

•	no gains or losses on Holdings’ investments in Canadian Satellite Radio or WorldSpace, Inc.; and

•	less interest income because of additional cash balances at Holdings.

(2) Summary of Significant Accounting Policies and Practices

Principles of Consolidation and Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of XM Satellite Radio Holdings Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the Condensed Consolidated Financial Statements in accordance with FIN No. 46(R). As of June 30, 2006 and December 31, 2005, there were no variable interest entities subject to consolidation by the Company pursuant to FIN No. 46(R).

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Investments

Investments in marketable equity securities of companies in which XM does not have a controlling interest or is unable to exert significant influence are accounted for at market value if the investments are publicly traded and resale restrictions of less than one year exist (“available-for-sale equity securities”). Unrealized holding gains and losses on marketable available-for-sale equity securities are carried net of taxes as a component of Accumulated other comprehensive income in the Stockholders’ equity in the unaudited Condensed Consolidated Balance Sheet.

Investments in equity securities that do not have readily determinable fair values and in which XM does not have a controlling interest or is unable to exert significant influence are recorded at cost, subject to other than temporary impairment (“cost method”).

For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of the Company’s investment in, advances to and commitments to the investee. The Company’s share of net earnings or loss of affiliates is recorded in Other income.

Investments are periodically reviewed for impairment and a write down is recorded whenever declines in fair value below carrying value are determined to be other than temporary. In making this determination, the Company considers, among other factors, the severity and duration of the decrease as well as the likelihood of a recovery within a reasonable timeframe.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires all share-based compensation payments to be recognized in the financial statements based on their fair value using an option pricing model.

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

Net Loss per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin (“SAB”) No. 98, Computations of Earnings Per Share. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing the net loss attributable to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and dilutive equivalent shares outstanding during the period. Options, warrants and convertible instruments outstanding as of June 30, 2006 to purchase 94 million shares of common stock (89 million of which were vested) were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2006 as their inclusion would have been anti-dilutive. Options, warrants and convertible instruments outstanding as of June 30, 2005 to purchase 124 million shares of common stock (118 million of which were vested) were not included in the computation of diluted net loss per common share for the three months and six months ended June 30, 2005 as their inclusion would have been anti-dilutive. Unvested restricted stock in the amount of 2,313,921 and 749,377 as of June 30, 2006 and 2005, respectively, are not included in the computation of basic net loss per

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

common share or in diluted net loss per common share. The Company had a net loss in each of the periods presented, therefore, basic and diluted net loss per common share are the same.

Comprehensive Income or Loss

Accumulated other comprehensive income or loss is reported on the Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities (see Note 5, under the heading “WorldSpace”) and foreign currency translation adjustments (see Note 5, under the heading “Canadian Satellite Radio”) are included in other comprehensive income or loss. However, in the event that an unrealized loss is deemed other than temporary, the loss is recognized in earnings. The components of Comprehensive income or loss are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net loss	$(229,109)	$(146,619)	$(378,330)	$(266,521)
Reclassification adjustment for unrealized gain (loss) on available-for-sale securities, net of tax	703	—	(5,985)	—
Foreign currency translation adjustment, net of tax	2,802	—	5,113	—

Total comprehensive loss	$(225,604)	$(146,619)	$(379,202)	$(266,521)

Unrealized gain (loss) on available-for-sale securities, for the three and six months ended June 30, 2006, is shown net of tax (expense) benefit of approximately ($439,000) and $3,747,000, respectively. Unrealized gain on the foreign currency translation adjustment, for the three and six months ended June 30, 3006, is shown net of tax expense of approximately $1,754,000 and $3,201,000, respectively.

Recent Accounting Pronouncements

In June 2006, the FASB Emerging Issues Task Force issued EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), which states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus would be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company will adopt this Interpretation effective January 1, 2007. Based on the Company’s current evaluation of this Issue, the Company does not expect the adoption of EITF No. 06-3 to have a significant impact on its consolidated results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Statement shall be effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company will adopt this Interpretation effective January 1, 2007. Based on the Company’s current evaluation of this Interpretation, the Company does not expect the adoption of FIN No. 48 to have a significant impact on its consolidated results of operations or financial position.

(3) System Under Construction

The Company has capitalized costs including capitalized interest related to the development of its spacecraft system to the extent that they have future benefits. The amounts recorded as system under construction consist of its spacecraft system in the amount of $302.6 million and $216.5 million as of June 30, 2006 and December 31, 2005, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(4) Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2006	December 31, 2005
Spacecraft system	$645,036	$645,036
Terrestrial repeater network	264,130	262,255
Spacecraft control and uplink facilities	42,855	40,548
Broadcast facilities	64,467	64,126
Land	8,788	8,788
Buildings and improvements	72,251	66,741
Computer systems, furniture and fixtures, and equipment	233,127	186,660

Total property and equipment	1,330,654	1,274,154
Accumulated depreciation and amortization	(681,785)	(600,482)

Property and equipment, net	$648,869	$673,672

(5) Investments

The Company’s investments consist of an equity method investment, a cost method investment and available-for-sale equity securities. XM’s investments, by category, are as follows (in thousands):

	June 30, 2006	December 31, 2005
Equity method investment	$146,787	$152,337
Cost method investment	480	12,060
Available-for-sale equity securities	5,985	23,006

Total investments	$153,252	$187,403

Equity Method Investment

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

The various deliverables of these Agreements entered into in November 2005 are considered a single accounting unit in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”), and as such are accounted for as follows:

•

The $152.1 million fair value of the shares received is recorded as Deferred income on XM’s Condensed Consolidated Balance Sheets and amortized on a straight-line basis into income as Other revenue in the unaudited Condensed Consolidated Statement of Operations over the 15-year expected term of the Agreements. During the three and six months ended June 30, 2006, XM amortized $2.5 million and $5.0 million, respectively, into income as Other revenue. As of June 30, 2006, the Deferred income balance related to the fair value of shares received was $146.2 million.

•

XM receives a 15% royalty fee for all subscriber fees earned by XM Canada each month for its basic service and a nominal activation fee for each gross activation of an XM Canada subscriber on XM’s system. During the three and six months ended June 30, 2006, XM accrued $549,000 and $732,000, respectively, in subscriber revenue royalty and activation fees and recognized revenue of $12,000 and $16,000, respectively, as Other revenue in the unaudited

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Condensed Consolidated Statement of Operations. The remaining unrecognized revenue was recorded as Deferred income and will be amortized on a straight-line basis into income over the remaining expected term of the Agreements in accordance with the EITF Issue No. 00-21. As of June 30, 2006, the Deferred income balance related to the subscriber revenue royalty and activation fees was $0.7 million. In subsequent periods, we will recognize the pro-rata portion of the current period’s accrued revenue in addition to the amortization for each previous periods’ accrued revenue.

In addition, XM Canada will pay XM $69.1 million for the rights to broadcast and market NHL games for the 10-year term of XM’s contract with the NHL. The $69.1 million payment is comprised of $57.0 million in license fees and $12.1 million in advertising costs and will be paid in ten annual installments ranging from $5.25 million to $7.50 million per year. In accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, XM recognizes these payments as Other revenue. During the three and six months ended June 30, 2006, XM recognized $1.1 million and $2.2 million, respectively, of license fees; and $0.8 million and $0.8 million, respectively, of advertising cost reimbursements, as Other revenue.

During 2006, XM recognized a $4.5 million gain as Other income related to the sale of 78 terrestrial repeaters to XM Canada during 2005. XM Canada purchased these repeaters from XM at their original cost.

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

May 31, 2006
Current assets	$70,150
Non-current assets	$269,643
Current liabilities	$12,439
Non-current liabilities	$100,507
Total shareholders’ equity	$226,847

Three months ended May 31, 2006
Revenues	$2,068
Net loss	$18,024
XM’s share of net loss	$4,206

During the three and six months ended June 30, 2006, XM recorded a currency translation gain of approximately $2.8 million and $5.1 million, respectively, as a component of Accumulated other comprehensive income in Stockholders’ equity in the unaudited Condensed Consolidated Balance Sheet. These gains were net of approximately $1.8 million and $3.2 million in income taxes, and were recorded as benefits to the provision for deferred income taxes during the three and six months ended June 30, 2006, respectively. As of June 30, 2006, the Company’s investment in XM Canada had a carrying value of approximately $146.8 million and the amount due from XM Canada was $1.1 million, which is included in Prepaid and other current assets in the unaudited Condensed Consolidated Balance Sheet.

Cost Method Investment and Available-for-Sale Equity Securities

WorldSpace

On July 18, 2005, XM acquired 1,562,500 shares of Class A common stock of WorldSpace, Inc. (“WSI”) and a warrant to purchase at WSI’s initial public offering price of $21.00 an additional aggregate number of shares equal to $37.5 million, subject to certain operational vesting conditions, in exchange for $25 million. XM allocated its $25 million investment between the two financial instruments, $12.9 million to the Class A common stock and $12.1 million to the warrant. XM accounts for its investment in WSI Class A common stock as available-for-sale securities and accounts for its investment in the warrant under the cost method, subject to other than temporary impairment.

During the three months ended June 30, 2006, the Company reduced the carrying values of its investments in WSI common stock and warrant due to decreases in fair values that are considered to be other than temporary and recorded impairment

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

charges of $7.3 million and $11.6 million, respectively, to Other expense in the unaudited Condensed Consolidated Statements of Operations. As of June 30, 2006, the carrying values of the Company’s investments in WSI common stock and warrant were $6.0 million and $0.5 million, respectively, and there were no related unrealized gains or losses in Accumulated other comprehensive income.

WCS Wireless

XM entered into an agreement to acquire WCS Wireless, principally a holder of wireless spectrum licenses, on July 13, 2005, subject to the receipt of necessary regulatory approvals. In May 2006, both parties agreed to terminate the agreement due to the inability to obtain the necessary regulatory approvals in a timely manner.

(6) Deferred Financing Fees

Deferred financing fees consist of the following (in thousands):

	June 30, 2006	December 31, 2005
14% senior secured discount notes due 2009	$—	$3,486
12% senior secured notes due 2010	—	3,590
10% senior secured discount convertible notes due 2009	4,300	7,740
9.75% senior notes due 2014	15,305	—
Senior secured floating rate notes due 2009	—	4,814
Senior floating rate notes due 2013	5,102	—
1.75% convertible senior notes due 2009	10,066	10,066
Valuation of warrants issued to related party in conjunction with credit facilities	25,151	25,151
Valuation of warrants issued to related party in conjunction with the issuance of 10% senior secured discount convertible notes	1,623	2,288
Valuation of warrants issued to vendors	18	18
Mortgage	504	504

Total deferred financing fees	62,069	57,657
Accumulated amortization	(18,633)	(20,922)

Deferred financing fees, net	$43,436	$36,735

(7) Long-Term Debt

The following table presents a summary of the debt activity for the six months ended June 30, 2006 (in thousands):

	December 31, 2005	Issuances / Additions	Discount Amortization	Principal Payments	Retirements / Extinguishments	June 30, 2006
14% senior secured discount notes due 2009	$186,545	$—	$—	$—	$(186,545)	$—
Less: discount	(39,993)	—	2,390	—	37,603	—
12% senior secured notes due 2010	100,000	—	—	—	(100,000)	—
10% senior secured discount convertible notes due 2009	179,898	—	—	—	(79,940)	99,958
Less: discount	(36,426)	—	2,372	—	14,934	(19,120)
9.75% senior notes due 2014	—	600,000	—	—	—	600,000
Senior secured floating rate notes due 2009	200,000	—	—	—	(200,000)	—
Senior floating rate notes due 2013	—	200,000	—	—	—	200,000
1.75% convertible senior notes due 2009	400,000	—	—	—	—	400,000
Mortgages	39,455	—	—	(316)	—	39,139
Notes payable	3	—	—	(3)	—	—
Capital leases	13,710	26,613	—	(5,229)	—	35,094

Total debt	1,043,192	$826,613	$4,762	$(5,548)	$(513,948)	1,355,071

Less: current portion	7,608					14,005

Long-term debt, net of current portion	$1,035,584					$1,341,066

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

$800 million Private Debt Offering

On May 1, 2006, the Company announced that Inc. had completed an $800 million private debt offering consisting of $600 million of 9.75% Senior Notes due 2014 and $200 million of Senior Floating Rate Notes due 2013 with an initial interest rate of 9.6%. Inc. used the proceeds of the debt offering to repurchase or redeem existing notes due in 2009 and 2010 and to retire approximately $320 million of fixed payment obligations under Inc.’s distribution agreement with General Motors that would have come due in 2007, 2008 and 2009. The Company has effectively replaced $486.5 million of senior secured debt with interest rates ranging from 10.63% to 14% and maturities in 2009 and 2010 (as well as covering redemption premiums and transaction costs) and $320 million of fixed payment obligations to General Motors due in 2007 through 2009, or $806.5 million of obligations, with $800 million of senior unsecured debt with current interest rates from 9.6% to 9.75% and maturities in 2013 and 2014.

As part of the refinancing, the Company and Inc. conducted a cash tender offer for Inc.’s outstanding $186.5 million of 14% Senior Secured Discount Notes due 2009 (“14% Notes”), $100 million of 12% Senior Secured Notes due 2010 (“12% Notes”) and $200 million of Senior Secured Floating Rate Notes due 2009 (“Floating Rate Notes”), with a current interest rate of 10.63% (collectively, the “Existing Notes”). On May 1, 2006, the Company and Inc. completed the initial repurchase of approximately $390 million of the Existing Notes, including $99.6 million of 12% Notes and approximately $290.7 million of the 14% Notes and existing Floating Rate Notes. Under the terms of the indentures governing those notes, Inc. had the right to force the mandatory redemption of the remaining 14% Notes and existing Floating Rate Notes, and completed those redemptions in May 2006. Subsequent to the completion of the cash tender offer and redemptions of the Floating Rate Notes and 14% Notes, the Company and Inc. retired all of the remaining 12% Notes. For a further discussion of the debt repayments by instrument, see Note 8.

9.75% Senior Notes due 2014

The aggregate principal balance of the 9.75% Senior Notes due 2014 outstanding as of June 30, 2006 is $600 million. Interest is payable semi-annually on May 1 and November 1 at a rate of 9.75% per annum. The notes are unsecured and will mature on May 1, 2014. The Company, at its option, may redeem the notes at declining redemption prices at any time on or after May 1, 2010, subject to certain restrictions. Prior to May 1, 2010, the Company may redeem the notes, in whole or in part, at a price equal to 100% of the principal amount thereof, plus a make-whole premium and accrued and unpaid interest to the date of redemption. The notes are subject to covenants that, among other things, limit Inc.’s ability and the ability of certain of Inc.’s subsidiaries to incur additional indebtedness; pay dividends on, redeem or repurchase Inc.’s capital stock; make investments; engage in transactions with affiliates; create certain liens; or consolidate, merge or transfer all or substantially all of Inc.’s assets and the assets of Inc.’s subsidiaries on a consolidated basis.

Senior Floating Rate Notes due 2013

The aggregate principal balance of the Senior Floating Rate Notes due 2013 outstanding as of June 30, 2006 is $200 million. Interest is payable quarterly on May 1, August 1, November 1 and February 1 at a rate currently set at 9.6% per annum through August 1, 2006. Thereafter, the rate is reset quarterly to 450 basis points over three-month LIBOR. The notes are unsecured and will mature on May 1, 2013. The Company, at its option, may redeem the notes at declining redemption prices at any time on or after May 1, 2008, subject to certain restrictions. Prior to May 1, 2008, the Company may redeem the notes, in whole or in part, at a price equal to 100% of the principal amount thereof, plus a make-whole premium and accrued and unpaid interest to the date of redemption. The notes are subject to covenants that, among other things, limit Inc.’s ability and the ability of certain of Inc.’s subsidiaries to incur additional indebtedness; pay dividends on, redeem or repurchase Inc.’s capital stock; make investments; engage in transactions with affiliates; create certain liens; or consolidate, merge or transfer all or substantially all of Inc.’s assets and the assets of Inc.’s subsidiaries on a consolidated basis.

$250 million Senior Secured Revolving Credit Facility

On May 5, 2006, Inc., in conjunction with the refinancing, entered into a new $250 million revolving credit facility with a group of banks. Inc. has the right to increase the size of the facility by up to $100 million, with any increase to be syndicated on a “best efforts” basis with no lender being required to increase its commitment. For as long as more than $75 million in the aggregate of Inc.’s existing senior secured notes remain outstanding, borrowings under the facility will be limited to $50 million.

The facility has a term of three years and is expected to serve as a standby facility for additional liquidity. Borrowings under the facility will bear interest at a rate of LIBOR plus 150 to 225 basis points or an alternate base rate, to be the higher of the JPMorgan Chase prime rate and the Federal Funds rate plus 50 basis points, in each case plus 50 to 125 basis points. The facility

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

includes a $120 million sublimit for letters of credit and a $5 million sublimit for swingline loans. Inc. expects to pay a commitment fee of 37.5 to 50 basis points per year on unused portions of the facility. The new credit facility is secured by substantially all of Inc.’s assets other than specified property. The facility includes customary events of default and requires Inc. to maintain at all times unrestricted cash and cash equivalents of at least $75 million. As of June 30, 2006 there were no amounts outstanding or letters of credit issued under the credit facility.

(8) 2006 De-leveraging Transactions

Through the cash tender offer, redemptions and other transactions discussed in Note 7 and this Note 8, the Company de-leveraged $513.9 million carrying value, or $566.5 million fully accreted face value at maturity for $532.4 million in cash consideration, which included $19.3 million of accrued interest, and 26.2 million shares of Class A common stock. The Company recorded a de-leveraging loss of $100.7 million from these extinguishments in Other income (expense) on the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2006. This includes the following de-leveraging transactions:

14% Senior Secured Discount Notes due 2009

During the second quarter, the Company repurchased or redeemed $148.7 million aggregate carrying value, or $186.5 million aggregate fully accreted face value at maturity, of its 14% Senior Secured Discount Notes due 2009, for a redemption price of $209.6 million, including accrued interest of $9.6 million. As a result of the transaction, the Company recorded a de-leveraging charge of $52.4 million; consisting of a redemption premium of $13.5 million, unamortized debt issuance costs of $1.3 million and unamortized discounts of $37.6 million.

12% Senior Secured Notes due 2010

During the second quarter, the Company repurchased $100.0 million aggregate carrying value and fully accreted face value at maturity, of its 12% Senior Secured Notes due 2010 for a redemption price of $117.2 million, including accrued interest of $4.5 million. As a result of the redemption, the Company recorded a de-leveraging charge of $15.1 million; consisting of a redemption premium of $12.7 million and unamortized debt issuance costs of $2.4 million.

10% Senior Secured Discount Convertible Notes due 2009

During the first six months of 2006, the Company exchanged $65.1 million aggregate carrying value, or $80.0 million aggregate fully accreted face value at maturity, of its 10% Senior Secured Discount Convertible Notes due 2009 by issuing approximately 26.2 million shares of Class A common stock. In connection with these exchanges, the Company recorded a de-leveraging charge consisting of a redemption premium of $28.4 million. In addition, the Company wrote-off an unamortized beneficial conversion feature of $14.9 million to interest expense and unamortized debt issuance costs of $2.1 million to Additional paid-in capital.

Senior Secured Floating Rate Notes due 2009

During the second quarter, the Company repurchased or redeemed $200.0 million aggregate carrying value and fully accreted face value at maturity, of its Senior Secured Floating Rate Notes due 2009 for a redemption price of $205.6 million, including accrued interest of $5.2 million. As a result of the transaction, the Company recorded a de-leveraging charge of $4.1 million; consisting of a redemption premium of $0.4 million and unamortized debt issuance costs of $3.7 million.

(9) Equity Transactions

Repurchases of Series B Convertible Redeemable Preferred Stock

During April 2006, the Company repurchased from a holder of 8.25% Series B convertible redeemable preferred stock 366,304 shares, or approximately 77%, of Series B preferred stock for approximately $18.3 million in cash consideration, which included a premium of approximately $386,000 but excluded approximately $260,000 of accrued dividends that were forgiven.

In June 2006, the Company repurchased the remaining 107,985 shares of 8.25% Series B convertible redeemable preferred stock for approximately $5.6 million in cash consideration, which included a premium of approximately $369,000 and accrued dividends of approximately $68,000.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The loss on retirement of Series B convertible redeemable preferred stock of approximately $755,000 is included in net loss attributable to common stockholders.

(10) Stock-Based Compensation

The Company has three stock-based compensation plans. It is the practice of the Company to satisfy awards and options granted under these plans through the issuance of new shares. During the three and six months ended June 30, 2006, the Company recognized compensation expense of $13.9 million and $26.0 million, respectively. During the three and six months ended June 30, 2005, the Company recognized compensation expense of $2.0 million and $2.3 million, respectively. In each of the periods described above, compensation expense was recorded in the unaudited Condensed Consolidated Statements of Operations related to these plans. For a summarized schedule of the distribution of stock-based compensation expense, see the appended footnote to the unaudited Condensed Consolidated Statements of Operations on page 4 of this Form 10-Q. The Company did not capitalize any stock-based compensation cost during the three and six months ended June 30, 2006 and 2005, respectively. The Company did not realize any income tax benefits from stock-based payment plans during the three and six months ended June 30, 2006 and 2005, respectively, as a result of a full valuation allowance that is maintained for all net deferred tax assets.

1998 Shares Award Plan and Talent Option Plan

On June 1, 1998, the Company adopted the 1998 Shares Award Plan (“1998 Plan”) under which employees, consultants and non-employee directors may be granted stock options and restricted stock for up to 25,000,000 shares of the Company’s Class A common stock. Stock option awards and restricted stock awards under the 1998 Plan generally vest ratably over three years based on continuous service. Restrictions on restricted stock awards lapse as vesting occurs. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. At June 30, 2006, there were 1,991,551 shares available under the 1998 Plan for future grant.

In May 2000, the Company adopted the XM Talent Option Plan (“Talent Plan”) under which non-employee programming consultants to the Company may be granted stock options for up to 500,000 shares of the Company’s Class A common stock, which shares are reserved under the Talent Plan. Stock option awards under the Talent Plan generally vest ratably over three years based on continuous service. These stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. At June 30, 2006, there were 340,000 options available under the Talent Plan for future grant.

Stock Options—The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three months ended June 30,
	2006	2005
Expected dividend yield	0%	0%
Expected volatility (1)	51%	39%
Risk-free interest rate (2)	5.10%	3.32%
Expected term (3)	6 Years	5 Years

(1)	Expected volatilities are based on implied volatilities from publicly traded options on the Company’s stock.
(2)	The risk-free rate for periods within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	The expected term for 2006 is calculated as the average between the vesting term and the contractual term, weighted by tranche, pursuant to SAB 107.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A summary of the status of the Company’s aggregate stock option awards under the 1998 Plan and the Talent Plan as of June 30, 2006, and activity during the six months then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2006	14,629,012	$17.77
Granted	1,929,199	$20.74
Exercised	(378,774)	$8.53
Forfeited or expired	(333,213)	$28.21

Outstanding, June 30, 2006	15,846,224	$18.14	7.03	$38,203
Vested and expected to vest, June 30, 2006	15,572,979	$18.12	7.03	$37,544
Exercisable, June 30, 2006	10,714,537	$15.29	6.23	$38,175

The per share weighted-average fair value of stock option awards granted during the six months ended June 30, 2006 and 2005 was $10.41 and $12.78, respectively, on the date of grant. The total intrinsic value of stock option awards exercised during the six months ended June 30, 2006 and 2005 was $5.5 million, and $14.3 million, respectively. As of June 30, 2006, there was $49.9 million of total unrecognized compensation cost related to stock option awards granted under the 1998 Plan and Talent Plan. The weighted-average period over which the compensation expense for these awards are expected to be recognized was 1.75 years.

Restricted Stock—A summary of the status of the Company’s restricted stock as of June 30, 2006, and changes during the six months then ended is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested, January 1, 2006	833,544	$28.70
Granted	1,572,877	$20.68
Vested	(22,832)	$28.04
Forfeited	(69,668)	$26.12

Nonvested, June 30, 2006	2,313,921	$23.33

The fair value of each restricted stock award is the market value, as determined by the last sale price of the Company’s Class A common stock on The NASDAQ National Market, of the stock as if it were vested and issued on the grant date. As of June 30, 2006 and December 31, 2005, there were $39.1 million and $18.1 million, respectively, of total unrecognized compensation cost related to restricted stock granted under the 1998 Plan. The June 30, 2006 unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Purchase Plan

In 1999, the Company established an employee stock purchase plan (“ESPP”) that, as amended, provides for the issuance of 1,000,000 shares. All employees whose customary employment is more than 20 hours per week and for more than five months in any calendar year are eligible to participate in the stock purchase plan, provided that any employee who would own 5% or more of the Company’s total combined voting power immediately after an offering date under the ESPP is not eligible to participate. Eligible employees must authorize the Company to deduct an amount from their pay during offering periods established by the compensation committee. The purchase price for shares under the plan will be determined by the compensation committee but may not be less than 85% of the lesser of the market price of the common stock on the first or last business day of each offering period, a “look-back option.”

Under the provisions of SFAS 123R, the Company’s ESPP is considered a compensatory plan due independently to the greater than 5% discount and the “look-back option.” Effective January 1, 2006, the Company began recognizing compensation cost related to the ESPP. Compensation expense recognized pursuant to the ESPP is not material to the unaudited Condensed Consolidated Statements of Operations. As of June 30, 2006 and 2005, the Company had issued a cumulative total of 665,537 and 592,960 shares, respectively, under this plan. The weighted-average grant date fair value for shares issued during the three and six months ended June 30, 2006 was $12.45 and $15.24, respectively, per share. The remaining shares available for issuance under the ESPP at June 30, 2006 were 334,463.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Pro Forma Presentation for Periods Prior to the Adoption of SFAS 123R—Under the modified prospective transition method, results for prior periods have not been restated to reflect the effects of implementing SFAS 123R. The following table illustrates the effect on net loss as if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation (in thousands).

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss attributable to common stockholders, as reported	$(148,769)	$(270,820)
Add: Stock-based employee compensation expense included in net loss	1,617	1,796
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(11,308)	(19,891)

Pro forma net loss	$(158,460)	$(288,915)

As reported - net loss per common share: basic and diluted	$(0.70)	$(1.28)
Pro forma - net loss per common share: basic and diluted	$(0.74)	$(1.36)

For SFAS No. 123 disclosures purposes, the weighted average fair value of each employee option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model.

(11) Related Party Transactions

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

The Company is a party to a long-term distribution agreement with General Motors that provides for the installation of XM radios in General Motors vehicles, as further described in Note 13. The Company has an agreement with GM to make available use of the Company’s bandwidth. The Company has arrangements with American Honda relating to the promotion of the XM Service to new car buyers, the use of bandwidth on the XM System and the development of telematics services and technologies. As of June 30, 2006, the Company is engaged in activities with GM and Honda to jointly promote new car buyers to subscribe to the XM service. At June 30, 2006, there were 573,144 subscribers in promotional periods (typically ranging from three months to one year in duration) paid for by the vehicle manufacturers. These subscriptions are included in the Company’s quarter-end subscriber total. Subscriber revenues received from GM and Honda for these programs are recorded as related party revenue. GM is one of the Company’s shareholders and Chester A. Huber, Jr., the President of OnStar Corporation, a subsidiary of General Motors, is a member of the Company’s board of directors. John W. Mendel, a member of the Company’s board of directors, is Senior Vice President, automobile operations of American Honda Motor Co., Inc.

The Company had the following related party balances at June 30, 2006 and December 31, 2005 (in thousands):

	Due from		Prepaid expense		Due to
	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
GM	$9,059	$6,957	$233,923	$59,561	$58,117	$114,282
Honda	4,130	1,672	2,500	5,000	512	369

Total	$13,189	$8,629	$236,423	$64,561	$58,629	$114,651

The Company earned the following total revenue in connection with sales to related parties described above (in thousands) :

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
GM	$6,702	$6,134	$12,820	$11,611
Honda	4,808	2,725	8,425	4,601

Total	$11,510	$8,859	$21,245	$16,212

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company has relied upon certain related parties for technical, marketing and other services. The Company has incurred the following costs in transactions with the related parties described above (in thousands) :

	Three months ended June 30, 2006		Three months ended June 30, 2005
	GM	Honda	GM	Honda
Research & development	$—	$1,250	$—	$1,250
Customer care & billing operations	89	—	57	—
Marketing	56,812	371	51,780	746

Total	$56,901	$1,621	$51,837	$1,996

	Six months ended June 30, 2006		Six months ended June 30, 2005
	GM	Honda	GM	Honda
Research & development	$—	$2,200	$—	$2,500
Customer care & billing operations	188	—	112	—
Marketing	113,459	707	98,373	1,382

Total	$113,647	$2,907	$98,485	$3,882

In addition to the aforementioned related parties, the Company has an equity method investee, XM Canada, which is more fully discussed in Note 5.

(12) Supplemental Cash Flows Disclosures

The Company paid $24.6 million and $21.2 million for interest, net of amounts capitalized to System under construction of $11.3 million and $14.1 million, during the six months ended June 30, 2006 and 2005, respectively. Additionally, the Company incurred the following non-cash financing and investing activities (in thousands):

	Six months ended June 30,
	2006	2005
Accrued system construction costs	$40,880	$7,200
Conversion of 10% senior secured discount convertible notes due 2009 to Class A common stock	79,940	—
Non-cash loss from de-leveraging transactions	73,367	—
Write-off of deferred financing costs to equity in connection with the conversion of 10% senior secured discount convertible notes due 2009	2,152	—
Property acquired through capital leases	26,613	12,405
Issuance of warrants for satellite contract	—	4,868
Issuance of warrants for deferred financing fees	—	150

(13) Commitments and Contingencies

Satellite System

Satellite Deployment Plan—The Company launched its first two satellites, XM-1 and XM-2 in the first half of 2001 prior to the commencement of commercial operations. These satellites suffer from a progressive solar array power degradation issue that is common to the first six Boeing 702 class satellites in orbit—XM-2 and XM-1 were the fifth and sixth Boeing 702s launched. In February 2005, the Company launched XM-3. XM-3 was placed into one of the Company’s orbital slots and beginning in April 2005 is being used to transmit the XM service. During the second quarter of 2005, the Company collocated XM-1 with XM-2 in the other orbital slot. The Company has a fourth satellite (“XM-4”) that is scheduled to be launched in the fourth quarter of 2006. During the second quarter of 2005, XM entered into a contract to construct a spare satellite (“XM-5”), expected to be completed by the end of 2007, for use as a ground spare or to be available for launch in the event there is a launch or early operations failure of XM-4.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Satellite Contracts and Other Costs: XM-1, XM-2, XM-3, XM-4 and XM-5—As of June 30, 2006, the Company has paid approximately $740.5 million, including manufacturing and launch costs, financing charges, in-orbit performance incentives and additional costs for collocation, under the satellite contracts related to XM-1, XM-2, XM-3, XM-4 and XM-5. The Company originally entered into its satellite contract with Boeing Satellite Systems International, Inc. (“BSS”) in March 1998, and has subsequently amended the contract, including most recently in July 2006. Under the satellite contract, BSS has delivered three satellites in-orbit, XM-1, XM-2 and XM-3, supplied ground equipment and software used in the XM Radio system, provided certain launch and operations support services, and has constructed the XM-4 satellite. In August 2003, XM contracted with Sea Launch Company, LLC (“Sea Launch”) for the associated launch services for the XM-4 satellite, which is currently scheduled for launch during the fourth quarter of 2006. In June 2005, the Company awarded a contract to Space Systems/Loral (“SS/L”) for the design and construction of its fifth satellite, XM-5. Construction of XM-5 is expected to be completed by the end of 2007.

XM-3—In February 2005, the Company launched its XM-3 satellite. XM-3 was modified to correct the solar array degradation issues experienced by XM-1 and XM-2, as well as to optimize XM-3 for the specific orbital slot into which it has been placed. As of June 30, 2006, with respect to XM-3, the Company has deferred payment of construction costs of $15 million at an interest rate of 8% through January 2007, which is included in Accrued satellite liability. BSS has the right to earn performance incentive payments of up to $25.9 million, excluding interest, based on the in-orbit performance of XM-3 over its design life of fifteen years. The Company has in-orbit insurance for XM-3 through February 2007.

XM-4—Under its contracts with BSS and Sea Launch, the Company has committed to pay a total of $186.5 million for XM-4 and the associated launch services, excluding in-orbit performance incentives and financing charges on certain amounts deferred prior to launch. As of June 30, 2006, satellite construction costs aggregating approximately $171.8 million had been incurred, of which $65.6 million has been paid, $1.9 million is due currently and $104.3 million has been deferred to the second half of 2006 and is included in Accrued satellite liability (25% of the $104.3 million will be payable in the third quarter of 2006, with the balance payable in the fourth quarter). Interest on the deferred amount accrues monthly at a rate of 10.75% per annum and is being paid on a current basis. The remaining portion of the fixed costs for XM-4 and the associated launch services are payable during the remainder of 2006 with the last payment due one month following launch.

After launch of XM-4, BSS has the right to earn performance incentive payments of up to $12 million, plus interest, over the first twelve years of in-orbit life, up to $7.5 million for high performance (above specifications) during the first fifteen years of in-orbit life, and up to $10 million for continued high performance across the five year period beyond the fifteen year design life.

XM-5—During the second quarter of 2005, XM entered into a contract with SS/L to construct a spare satellite. Upon the award of the XM-5 contract, SS/L began construction of the satellite. Approximately two years before, on July 15, 2003, SS/L, its parent, Loral Space & Communications Ltd. and certain other affiliated entities (collectively, the “Debtors”) commenced voluntary Chapter 11 bankruptcy cases under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”), which cases are being jointly administered under lead case number 03-41710. Pursuant to an order entered on July 20, 2005, the Court approved the Company’s contract with SS/L. On August 1, 2005, the Court entered an order confirming the Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Reorganization Plan”). The Reorganization Plan became effective on November 21, 2005. Pursuant to the terms of the Company’s contract with SS/L, the Company is required to make construction payments on XM-5 into an escrow account until the occurrence of an “Emergence Date” as defined in the contract. Although the contractually-defined “Emergence Date” has not occurred, XM has authorized the escrow agent to release certain escrowed funds to SS/L to cover SS/L’s costs incurred as is reasonably necessary for SS/L to continue performing work under the contract. As of June 30, 2006, with respect to XM-5, the Company has paid $40.0 million and deferred payment of construction costs of $40.9 million at an interest rate of 8% through January 2007, which is included in Accrued satellite liability.

GM Distribution Agreement

The Company has a long-term distribution agreement with of General Motors. The agreement had been assigned by GM to its subsidiary OnStar, but was assigned back to GM in June 2006. During the term of the agreement, which expires twelve years from the commencement date of the Company’s commercial operations in 2001, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments were due to GM and confirming the date of the Company’s commencement of commercial operations, and to provide that the Company could make certain payments to GM in the form of indebtedness or shares of the Company’s Class A common stock. The Company’s total cash payment obligations were not increased. Under the distribution agreement, the Company is required to make a subscriber acquisition payment to GM for each person who becomes and remains an XM subscriber through the purchase of a GM vehicle.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In April 2006, the Company amended the distribution agreement pursuant to which the Company made a prepayment in May 2006 in the amount of $237 million to General Motors to retire approximately $320 million of fixed payment obligations that would have come due in 2007, 2008, and 2009. The April 2006 amendments eliminated the Company’s ability to make up to $35 million of subscriber acquisition payments in the form of indebtedness or shares of the Company’s Class A common stock. In addition, the Company’s credit facility with General Motors was increased from $100 million to $150 million. The GM facility will terminate when the Company achieves investment grade status. The amendments also provide that the security arrangements on the GM facility will be unsecured until the first draw under the new credit facility and then secured on a second priority basis behind the secured indebtedness permitted to be incurred under the new credit facility. As of June 30, 2006, the Company has $26.0 million of current prepaid expense to related party and $162.6 million of non-current prepaid expense to related party in connection with the guaranteed fixed payments, including as the result of a prepayment of $237 million to GM in May 2006.

In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than eight million GM vehicles with installed XM radios (at which point the percentage remains constant). Accordingly, the revenue share expense is recognized as the related subscription revenue is earned. As of June 30, 2006, the Company has $32.5 million of current prepaid expense to related party and $12.8 million of non-current prepaid expense to related party in connection with this revenue sharing arrangement, including as the result of a prepayment of $237 million to GM in May 2006. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which the Company must reimburse GM. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius Satellite Radio’s service. The agreement was subject to renegotiation if as of November 2005, and will be subject to renegotiation at two-year intervals thereafter, GM did or does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years are the lesser of 600,000 units per year or amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, by November 2007 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market. The Company was significantly exceeding the minimum levels at June 30, 2006. For the three and six months ended June 30, 2006, the Company incurred total costs of $56.9 million and $113.6 million, respectively, under the distribution agreement. For the three and six months ended June 30, 2005, the Company incurred total costs of $51.8 million and $98.5 million, respectively, under the distribution agreement.

Programming Agreements

The Company has a multi-year agreement with Major League Baseball® to broadcast MLB games live nationwide. The Company paid $50 million for the 2005 season, $60 million (which included $10 million paid in October 2004) for the 2006 season and will pay $60 million per year thereafter through 2012. MLB has the option to extend the agreement for the 2013, 2014 and 2015 seasons at the same $60 million annual compensation rate. The Company will also make incentive payments to MLB for XM subscribers obtained through MLB and baseball club verifiable promotional programs. No stock or warrants were included in this agreement. The agreement requires the Company to deposit $120 million into escrow or furnish other credit support in such amount. In July 2006, the Company furnished a $120 million surety bond to MLB as part of an amendment to the agreement with MLB that permitted the Company to provide various types of credit support in lieu of its $120 million escrow deposit requirement.

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

Actions have been filed in the United States District Court for the District of Columbia on behalf of a purported nationwide class of purchasers of XM’s common stock between July 28, 2005 and May 24, 2006 against XM and its chief executive officer. The complaint seeks an unspecified amount of damages and claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, alleging various statements made during the putative class period by the Company and its management failed to project accurately or disclose in a timely manner the amount of higher costs to obtain subscribers during the

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

fourth quarter of 2005. There can be no assurance regarding the ultimate outcome of these matters, or the significance, if any, to the Company’s business, consolidated results of operations or financial position; however, XM believes the allegations are without merit, and XM intends to vigorously defend these matters.

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc and Warner Bros. Records Inc. v. XM Satellite Radio Inc. — Plaintiffs filed this action in the United States District Court for the Southern District of New York on May 16, 2006. The complaint seeks monetary damages and equitable relief, alleging that recently introduced XM radios that also have MP3 functionality infringe upon plaintiffs’ copyrighted sound recordings. There can be no assurance regarding the ultimate outcome of these matters, or the significance, if any, to the Company’s business, consolidated results of operations or financial position; however, the Company believes these allegations are without merit and that these products comply with applicable copyright law, including the Audio Home Recording Act, and the Company intends to vigorously defend the matter.

Regulatory Inquiries

On April 25, 2006, the Company received a letter from the Federal Communications Commission stating that its Office of Engineering and Technology Laboratory had tested the Delphi XM SKYFi2 radio and determined that its FM modulator wireless transmitter was not in compliance with permissible emission limits. The Company is also aware that Audiovox, manufacturer of the Audiovox Xpress, a radio designed to work with the XM system, received a similar letter from the FCC. The Company has conducted a review of the SKYFi2, Xpress and other devices compatible with the XM system that use a wireless FM modulator to transmit XM programming from an XM radio to an FM radio. The Company has provided information to the FCC regarding the SKYFi2 radio in accordance with the FCC letter. Further, the Company is implementing a series of actions involving various radios to bring them into compliance, including requesting its manufacturers to suspend production and/or shipments of radios or accessories that may require changes to operating or installation instructions, or modifications to software and/or hardware. The Company is working to complete design or installation modifications, as appropriate, and to conduct additional testing for XM radios to meet applicable FCC requirements. In the meantime, the Company is working to limit interruptions in supply or availability of product for sale of certain models of XM radios at retailers. No health or safety issues are involved with these wireless XM radios, and this matter does not pertain to any XM radios which are factory installed in new vehicles or which are directly connected in other vehicles. The Company can provide no assurances at this time that its actions will be deemed sufficient by the FCC, or that this matter will not have a material impact on its business, consolidated results of operations or financial position.

Also on April 25, 2006, the Company received a letter from the Federal Trade Commission stating that they are conducting an inquiry into whether the Company’s activities are in compliance with various acts, including the FTC Act, the Telemarketing Sales Rule, the Truth in Lending Act and the CAN-SPAM Act. This letter requested information about a variety of the Company’s marketing activities, including free trial periods, rebates, telemarketing activities, billing and customer complaints. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to the Company’s business, consolidated results of operations or financial position; however, the Company has been submitting documents to the agency in response to the letter and is cooperating fully with this investigation.

(14) Condensed Consolidating Financial Information

The Company has certain series of debt securities outstanding that are guaranteed by Holdings and two of the Company’s subsidiaries, XM Equipment Leasing LLC, which owns certain terrestrial repeaters, and XM Radio Inc. Accordingly, the Company provides the following condensed consolidating financial information.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$225,185	$32,529	$2,730	$—	$(35,259)	$225,185	$2,701	$2,537	$(2,537)	$227,886
Cost of revenue	148,400	—	9	—	119	148,528	—	203	(1,901)	146,830
Research & development	8,518	—	—	—	—	8,518	—	—	—	8,518
General & administrative	18,642	—	—	—	—	18,642	153	2	(125)	18,672
Marketing	113,675	—	—	—	—	113,675	—	—	—	113,675
Depreciation & amortization	37,080	—	3,313	—	—	40,393	952	502	—	41,847

Total operating expenses	326,315	—	3,322	—	119	329,756	1,105	707	(2,026)	329,542

Operating income (loss)	(101,130)	32,529	(592)	—	(35,378)	(104,571)	1,596	1,830	(511)	(101,656)
Other income (expense):
Interest income	1,132	—	168	14,648	(14,816)	1,132	5,022	222	—	6,376
Interest expense	(43,459)	—	—	(168)	14,816	(28,811)	(283)	(223)	—	(29,317)
Loss from de-leveraging transactions	(81,719)	—	—	—	—	(81,719)	(626)	—	—	(82,345)
Loss from impairment of investments	—	—	—	—	—	—	(18,926)	—	—	(18,926)
Equity in net loss of affiliates	—	—	—	—	—	—	(4,206)	—	—	(4,206)
Other income (expense)	10,740	—	112	—	(10,741)	111	(210,240)	1	209,916	(212)

Net income (loss) before income taxes	(214,436)	32,529	(312)	14,480	(46,119)	(213,858)	(227,663)	1,830	209,405	(230,286)

Benefit from (provision for) deferred income taxes	—	(578)	—	—	—	(578)	(1,446)	—	3,201	1,177

Net income (loss)	$(214,436)	$31,951	$(312)	$14,480	$(46,119)	$(214,436)	$(229,109)	$1,830	$212,606	$(229,109)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$430,804	$62,088	$5,460	$—	$(67,541)	$430,811	$5,041	$5,079	$(5,079)	$435,852
Cost of revenue	283,584	—	17	—	245	283,846	—	309	(3,813)	280,342
Research & development	19,499	—	—	—	—	19,499	—	—	—	19,499
General & administrative	36,329	—	—	—	—	36,329	249	(27)	(250)	36,301
Marketing	220,434	—	—	—	—	220,434	—	—	—	220,434
Depreciation & amortization	72,222	—	6,585	—	—	78,807	1,918	1,004	—	81,729

Total operating expenses	632,068	—	6,602	—	245	638,915	2,167	1,286	(4,063)	638,305

Operating income (loss)	(201,264)	62,088	(1,142)	—	(67,786)	(208,104)	2,874	3,793	(1,016)	(202,453)
Other income (expense):
Interest income	1,433	—	391	29,135	(29,469)	1,490	11,084	375	—	12,949
Interest expense	(90,624)	—	—	(334)	29,469	(61,489)	(843)	(221)	—	(62,553)
Loss from de-leveraging transactions	(100,099)	—	—	—	—	(100,099)	(625)	—	—	(100,724)
Loss from impairment of investments	—	—	—	—	—	—	(18,926)	—	—	(18,926)
Equity in net loss of affiliates	—	—	—	—	—	—	(13,090)	—	—	(13,090)
Other income (expense)	25,497	—	4,304	—	(25,500)	4,301	(358,804)	1	358,924	4,422

Net income (loss) before income taxes	(365,057)	62,088	3,553	28,801	(93,286)	(363,901)	(378,330)	3,948	357,908	(380,375)

Benefit from (provision for) deferred income taxes	—	(1,156)	—	—	—	(1,156)	—	—	3,201	2,045

Net income (loss)	$(365,057)	$60,932	$3,553	$28,801	$(93,286)	$(365,057)	$(378,330)	$3,948	$361,109	$(378,330)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$125,472	$16,478	$2,632	$—	$(19,110)	$125,472	$—	$2,235	$(2,253)	$125,454
Cost of revenue	95,439	—	8	—	113	95,560	—	245	(1,605)	94,200
Research & development	6,993	—	—	—	—	6,993	—	—	—	6,993
General & administrative	10,503	—	—	—	—	10,503	302	143	(125)	10,823
Marketing	103,796	—	—	—	—	103,796	—	—	—	103,796
Depreciation & amortization	32,114	—	3,509	—	—	35,623	767	347	—	36,737

Total operating expenses	248,845	—	3,517	—	113	252,475	1,069	735	(1,730)	252,549

Operating income (loss)	(123,373)	16,478	(885)	—	(19,223)	(127,003)	(1,069)	1,500	(523)	(127,095)
Other income (expense):
Interest income	653	—	140	14,648	(14,788)	653	4,352	73	—	5,078
Interest expense	(37,724)	—	—	(140)	14,788	(23,076)	(1,180)	(220)	—	(24,476)
Loss from de-leveraging transactions	—	—	—	—	—	—	—	—	—	—
Equity in net loss of affiliates	—	—	—	—	—	—	—	—	—	—
Other income (expense)	10,431	—	—	—	(10,439)	(8)	(148,721)	—	149,182	453

Net income (loss) before income taxes	(150,013)	16,478	(745)	14,508	(29,662)	(149,434)	(146,618)	1,353	148,659	(146,040)

Provision for deferred income taxes	—	(579)	—	—	—	(579)	—	—	—	(579)

Net income (loss)	$(150,013)	$15,899	$(745)	$14,508	$(29,662)	$(150,013)	$(146,618)	$1,353	$148,659	$(146,619)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$228,042	$32,191	$5,264	$—	$(37,455)	$228,042	$—	$4,386	$(4,409)	$228,019
Cost of revenue	170,633	—	17	—	224	170,874	—	679	(3,040)	168,513
Research & development	13,085	—	—	—	—	13,085	—	—	—	13,085
General & administrative	17,727	—	—	—	—	17,727	446	182	(238)	18,117
Marketing	191,878	—	—	—	—	191,878	—	—	—	191,878
Depreciation & amortization	60,320	—	7,019	—	—	67,339	767	695	—	68,801

Total operating expenses	453,643	—	7,036	—	224	460,903	1,213	1,556	(3,278)	460,394

Operating income (loss)	(225,601)	32,191	(1,772)	—	(37,679)	(232,861)	(1,213)	2,830	(1,131)	(232,375)
Other income (expense):
Interest income	1,284	—	279	29,135	(29,414)	1,284	7,696	122	—	9,102
Interest expense	(71,766)	—	—	(279)	29,414	(42,631)	(1,634)	(236)	—	(44,501)
Loss from de-leveraging transactions	—	—	—	—	—	—	—	—	—	—
Equity in net loss of affiliates	—	—	—	—	—	—	—	—	—	—
Other income (expense)	20,695	—	—	—	(20,717)	(22)	(271,369)	1,426	272,376	2,411

Net income (loss) before income taxes	(275,388)	32,191	(1,493)	28,856	(58,396)	(274,230)	(266,520)	4,142	271,245	(265,363)

Provision for deferred income taxes	—	(1,158)	—	—	—	(1,158)	—	—	—	(1,158)

Net income (loss)	$(275,388)	$31,033	$(1,493)	$28,856	$(58,396)	$(275,388)	$(266,520)	$4,142	$271,245	$(266,521)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JUNE 30, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$86,898	$—	$20	$—	$—	$86,918	$323,429	$20,740	$—	$431,087
Accounts receivable, net	40,926	—	—	—	—	40,926	—	—	—	40,926
Due from subsidiaries/affiliates	3,709	196,426	24,869	595,372	(820,033)	343	—	4,584	(4,927)	—
Due from related parties	13,189	—	—	—	—	13,189	—	—	—	13,189
Related party prepaid expenses	61,053	—	—	—	—	61,053	—	—	—	61,053
Prepaid programming content	62,854	—	—	—	—	62,854	—	—	—	62,854
Prepaid and other current assets	60,520	—	301	—	—	60,821	1,715	523	(1,125)	61,934

Total current assets	329,149	196,426	25,190	595,372	(820,033)	326,104	325,144	25,847	(6,052)	671,043
Restricted investments	375	—	—	—	—	375	—	2,283	—	2,658
System under construction	—	—	—	—	—	—	302,563	—	—	302,563
Property and equipment, net	525,889	—	33,376	—	—	559,265	53,121	41,582	(5,099)	648,869
Investment in subsidiary/affiliates	933,871	—	—	—	(933,871)	—	(294,475)	—	294,475	—
DARS license	—	141,388	—	—	—	141,388	—	—	—	141,388
Intangibles, net	5,276	—	—	—	—	5,276	—	—	—	5,276
Deferred financing fees, net	35,997	—	—	—	—	35,997	7,023	416	—	43,436
Related party prepaid expenses	175,370	—	—	—	—	175,370	—	—	—	175,370
Equity investments	—	—	—	—	—	—	153,252	—	—	153,252
Prepaid and other current assets	1,894	—	—	—	—	1,894	—	1,845	—	3,739

Total assets	$2,007,821	$337,814	$58,566	$595,372	$(1,753,904)	$1,245,669	$546,628	$71,973	$283,324	$2,147,594

Current liabilities:
Accounts payable	$71,574	$—	$—	$—	$—	$71,574	$3,606	$18	$—	$75,198
Accrued expenses	80,714	—	139	—	—	80,853	39	198	(442)	80,648
Accrued satellite liability	15,000	—	—	—	—	15,000	145,180	—	—	160,180
Accrued interest	18,806	—	—	—	—	18,806	1,060	204	—	20,070
Current portion of long-term debt	13,598	—	—	—	—	13,598	—	407	—	14,005
Due to related parties	58,629	—	—	—	—	58,629	—	—	—	58,629
Due to subsidiary/affiliates	793,093	246	1,976	24,699	(820,014)	—	4,584	452	(5,036)	—
Subscriber deferred revenue	313,501	—	—	—	—	313,501	—	—	—	313,501
Deferred income	—	—	—	—	—	—	10,137	—	—	10,137

Total current liabilities	1,364,915	246	2,115	24,699	(820,014)	571,961	164,606	1,279	(5,478)	732,368
Satellite liability, net of current portion	—	—	—	—	—	—	—	—	—	—
Long-term debt, net of current portion	902,334	—	—	—	—	902,334	400,000	38,732	—	1,341,066
Due to related parties, net of current portion	—	—	—	—	—	—	—	—	—	—
Subscriber deferred revenue, net of current portion	85,737	—	—	—	—	85,737	—	—	—	85,737
Deferred income, net of current portion	717	—	—	—	—	717	136,032	—	—	136,749
Other non-current liabilities	12,197	30,802	—	—	—	42,999	31,928	(1,315)	(36,000)	37,612

Total liabilities	2,365,900	31,048	2,115	24,699	(820,014)	1,603,748	732,566	38,696	(41,478)	2,333,532

Commitments and contingencies
Stockholders’ equity (deficit):
Capital stock	—	—	—	—	—	—	2,737	—	—	2,737
Accumulated other comprehensive income	—	—	—	—	—	—	5,113	—	—	5,113
Additional paid-in-capital	2,808,252	146,271	60,758	286,765	(493,794)	2,808,252	2,964,146	10,831	(2,819,083)	2,964,146
Retained earnings (deficit)	(3,166,331)	160,495	(4,307)	283,908	(440,096)	(3,166,331)	(3,157,934)	22,446	3,143,885	(3,157,934)

Total stockholders’ equity (deficit)	(358,079)	306,766	56,451	570,673	(933,890)	(358,079)	(185,938)	33,277	324,802	(185,938)

Total liabilities and stockholders’ equity (deficit)	$2,007,821	$337,814	$58,566	$595,372	$(1,753,904)	$1,245,669	$546,628	$71,973	$283,324	$2,147,594

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2005

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$57,598	$—	$6	$—	$—	$57,604	$638,246	$15,141	$—	$710,991
Accounts receivable, net	47,247	—	—	—	—	47,247	—	—	—	47,247
Due from subsidiaries/affiliates	3,859	134,339	48,229	566,237	(752,021)	643	—	3,235	(3,878)	—
Due from related parties	8,629	—	—	—	—	8,629	—	—	—	8,629
Related party prepaid expenses	54,752	—	—	—	—	54,752	—	—	—	54,752
Prepaid programming content	65,738	—	—	—	—	65,738	—	—	—	65,738
Prepaid and other current assets	47,322	—	7,798	—	—	55,120	1,347	469	(1,125)	55,811

Total current assets	285,145	134,339	56,033	566,237	(752,021)	289,733	639,593	18,845	(5,003)	943,168
Restricted investments	375	—	—	—	—	375	—	5,063	—	5,438
System under construction	—	—	—	—	—	—	216,527	—	—	216,527
Property and equipment, net	541,300	—	39,817	—	—	581,117	55,045	42,609	(5,099)	673,672
Investment in subsidiary/affiliates	876,844	—	—	—	(876,844)	—	(304,165)	—	304,165	—
DARS license	—	141,276	—	—	—	141,276	—	—	—	141,276
Intangibles, net	5,902	—	—	—	—	5,902	—	—	—	5,902
Deferred financing fees, net	28,288	—	—	—	—	28,288	8,005	442	—	36,735
Related party prepaid expenses	9,809	—	—	—	—	9,809	—	—	—	9,809
Equity investments	—	—	—	—	—	—	187,403	—	—	187,403
Prepaid and other current assets	1,961	—	—	—	—	1,961	—	1,770	—	3,731

Total assets	$1,749,624	$275,615	$95,850	$566,237	$(1,628,865)	$1,058,461	$802,408	$68,729	$294,063	$2,223,661

Current liabilities:
Accounts payable	$126,353	$—	$1	$—	$—	$126,354	$19,328	$9	$—	$145,691
Accrued expenses	149,357	—	4,864	—	—	154,221	50	295	(441)	154,125
Accrued satellite liability	—	—	—	—	—	—	104,300	—	—	104,300
Accrued interest	4,816	—	—	—	—	4,816	583	204	—	5,603
Current portion of long-term debt	7,200	—	—	—	—	7,200	—	408	—	7,608
Due to related parties	60,750	—	—	—	—	60,750	—	—	—	60,750
Due to subsidiary/affiliates	725,675	134	1,827	24,365	(752,001)	—	3,159	783	(3,942)	—
Subscriber deferred revenue	275,944	—	—	—	—	275,944	—	—	—	275,944
Deferred income	—	—	—	—	—	—	10,137	—	—	10,137

Total current liabilities	1,350,095	134	6,692	24,365	(752,001)	629,285	137,557	1,699	(4,383)	764,158
Satellite liability, net of current portion	—	—	—	—	—	—	23,285	—	—	23,285
Long-term debt, net of current portion	596,537	—	—	—	—	596,537	400,000	39,047	—	1,035,584
Due to related parties, net of current portion	53,901	—	—	—	—	53,901	—	—	—	53,901
Subscriber deferred revenue, net of current portion	84,694	—	—	—	—	84,694	—	—	—	84,694
Deferred income, net of current portion	—	—	—	—	—	—	141,073	—	—	141,073
Other non-current liabilities	27,110	29,647	—	—	—	56,757	19,545	(1,316)	(34,968)	40,018

Total liabilities	2,112,337	29,781	6,692	24,365	(752,001)	1,421,174	721,460	39,430	(39,351)	2,142,713

Commitments and contingencies
Stockholders’ equity (deficit):
Capital stock	—	—	—	—	—	—	2,467	—	—	2,467
Accumulated other comprehensive income	—	—	—	—	—	—	5,985	—	—	5,985
Additional paid-in-capital	2,438,561	146,271	97,018	286,765	(530,054)	2,438,561	2,852,100	10,802	(2,449,363)	2,852,100
Retained earnings (deficit)	(2,801,274)	99,563	(7,860)	255,107	(346,810)	(2,801,274)	(2,779,604)	18,497	2,782,777	(2,779,604)

Total stockholders’ equity (deficit)	(362,713)	245,834	89,158	541,872	(876,864)	(362,713)	80,948	29,299	333,414	80,948

Total liabilities and stockholders’ equity (deficit)	$1,749,624	$275,615	$95,850	$566,237	$(1,628,865)	$1,058,461	$802,408	$68,729	$294,063	$2,223,661

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(440,784)	$—	$(1,936)	$—	$—	$(442,720)	$6,217	$3,134	$—	$(433,369)
Cash flows from investing activities:
Purchase of property and equipment	(34,457)	—	—	—		(34,457)	—	—	—	(34,457)
Additions to system under construction	—	—	—	—		—	(62,735)	—	—	(62,735)
Proceeds from sale of assets	—	—	7,182	—		7,182	—	—	—	7,182
Net maturity of restricted investments	—	—	—	—		—	—	2,781	—	2,781

Net cash (used in) provided by investing activities	(34,457)	—	7,182	—	—	(27,275)	(62,735)	2,781	—	(87,229)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	4,510	—	—	4,510
Capital contributions from Holdings	238,224	—	—	—		238,224	(238,224)	—	—	—
Proceeds from issuance of 9.75% senior notes due 2014	600,000	—	—	—	—	600,000	—	—	—	600,000
Proceeds from issuance of senior floating rate notes due 2013	200,000	—	—	—		200,000	—	—	—	200,000
Proceeds from issuance of 1.75% convertible senior notes	—	—	—	—	—	—	—	—	—	—
Repayment of 14% senior secured discount notes due 2009	(186,545)	—	—	—		(186,545)	—	—	—	(186,545)
Repayment of 12% senior secured notes due 2010	(100,000)	—	—	—	—	(100,000)	—	—	—	(100,000)
Repayment of senior secured floating rate notes due 2009	(200,000)	—	—	—		(200,000)	—	—	—	(200,000)
Payment of premiums to noteholders	(26,732)	—	—	—	—	(26,732)	(625)	—	—	(27,357)
Repurchase of Series B preferred stock	—	—	—	—	—	—	(23,960)	—	—	(23,960)
Payments on other borrowings	—	—	(5,232)	—		(5,232)	—	(316)	—	(5,548)
Deferred financing costs	(20,406)	—	—	—		(20,406)	—	—	—	(20,406)

Net cash provided by (used in) financing activities	504,541	—	(5,232)	—	—	499,309	(258,299)	(316)	—	240,694

Net increase (decrease) in cash and cash equivalents	29,300	—	14	—	—	29,314	(314,817)	5,599	—	(279,904)
Cash and cash equivalents at beginning of period	57,598	—	6	—	—	57,604	638,246	15,141	—	710,991

Cash and cash equivalents at end of period	$86,898	$—	$20	$—	$—	$86,918	$323,429	$20,740	$—	$431,087

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(89,298)	$—	$(26)	$—	$—	$(89,324)	$407	$3,617	$—	$(85,300)
Cash flows from investing activities:
Purchase of property and equipment	(19,590)	—	—	—	—	(19,590)	59	—	—	(19,531)
Additions to system under construction	(54,993)	—	—	—	—	(54,993)	(27,481)	—	—	(82,474)
Net (purchase) maturity of restricted investments	(85)	—	—	—	—	(85)	71	—	—	(14)

Net cash used in investing activities	(74,668)	—	—	—	—	(74,668)	(27,351)	—	—	(102,019)

Cash flows from financing activities:
Proceeds from sale of common stock	—	—	—	—	—	—	300,000	—	—	300,000
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	8,668	—	—	8,668
Capital contributions from Holdings	45,121	—	—	—	—	45,121	(45,121)	—	—	—
Proceeds from issuance of 1.75% convertible senior notes	—	—	—	—	—	—	100,000	—	—	100,000
Payments on other borrowings	(6,226)	—	—	—	—	(6,226)	—	(193)	—	(6,419)
Deferred financing costs	(9)	—	—	—	—	(9)	(2,384)	(27)	—	(2,420)

Net cash provided by (used in) financing activities	38,886	—	—	—	—	38,886	361,163	(220)	—	399,829

Net increase (decrease) in cash and cash equivalents	(125,080)	—	(26)	—	—	(125,106)	334,219	3,397	—	212,510
Cash and cash equivalents at beginning of period	202,474	—	47	—	—	202,521	506,250	9,096	—	717,867

Cash and cash equivalents at end of period	$77,394	$—	$21	$—	$—	$77,415	$840,469	$12,493	$—	$930,377

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

We are America’s leading satellite radio service company, providing music, news, talk, information, entertainment and sports programming for reception by vehicle, home and portable radios nationwide and over the Internet to over 7.0 million subscribers. Our basic monthly subscription fee is $12.95. We believe XM Radio appeals to consumers because of our innovative and diverse programming, nationwide coverage, many commercial-free music channels and digital sound quality.

Our 2006 channel lineup includes more than 170 digital channels of choice from coast to coast. We broadcast from our studios in Washington, DC, New York City, including Jazz at Lincoln Center, and the Country Music Hall of Fame in Nashville. We have added new and innovative programming to our core channel categories of music, sports, news, talk and entertainment. Also included in the XM Radio service, at no additional charge, are the XM customizable sports and stock tickers available to users of certain receivers and other online services.

Broad distribution of XM Radio through new automobiles and through mass market retailers is central to our business strategy. We are the leader in satellite-delivered entertainment and data services for new automobiles through partnerships with General Motors, Honda/Acura, Toyota/Lexus/Scion, Hyundai, Nissan/Infiniti, Porsche, Suzuki and Isuzu and available in more than 140 different vehicle models for model year 2006. XM radios are available under the Delphi, Pioneer, Samsung, Alpine, Audiovox, Tao, Sony, Polk and other brand names at national consumer electronics retailers, such as Best Buy, Circuit City, Wal-Mart, Target and other national and regional retailers. These mass market retailers support our expanded line of car stereo, home stereo, plug and play and portable handheld products.

The highlights for our six months ended June 30, 2006 include the following:

•	the addition of more than 966,000 net new subscribers to end the period with approximately 6.9 million total subscribers;

•

the announcement of a three year, $55 million agreement to launch Oprah and Friends, which will debut in September 2006 and will feature original daily programming on a variety of topics including self-improvement, nutrition, fitness, health, home and current events from popular Oprah personalities, including Gayle King, Bob Greene, Dr. Mehmet Oz, Dr. Robin Smith, Marianne Williamson and Nate Berkus;

•	the introduction of the Pioneer Inno and Samsung Helix, the first portable devices that receive live satellite radio and double as a MP3 player;

•

the continued broad penetration of the new automobile market, punctuated by the production of the 5 millionth vehicle with an OEM factory installed XM radio and Honda surpassing the 1 millionth vehicle with a factory installed XM radio milestone;

•	the syndication of the Opie & Anthony Show, bringing XM exposure to the terrestrial radio audience as well as syndication revenue;

•	programming highlights that include the following:

•

coverage of the inaugural World Baseball Classic, featuring 16 teams of baseball superstars representing their home countries, including live play-by-play of all 39 games from the first round to the championship game;

•	coverage of Major League Baseball®’s 2006 Opening Day and continued coverage of MLB throughout the quarter with our “every team, every game” programming lineup;

•	coverage of the National Hockey League Stanley Cup Playoffs, the first year of our ten-year partnership with the NHL which becomes exclusive for the 2007-2008 season;

•	the debut of The Good Morning America Radio Show, on January 23, 2006 on the Take 5 channel;

•	the debut of “Theme Time Radio Hour,” a weekly show hosted by Bob Dylan which features music hand selected from his personal collection wrapped around a common theme;

•	English and Spanish play-by-play coverage and commentary of the 2006 FIFA World Cup, the premier event in international soccer, featuring the top 32 countries vying for the world title; and

•	coverage on the PGA Tour Network of the Masters from Augusta National and U.S. Open from Winged Foot.

We summarize our business growth and operational results through the metrics of subscriber data, revenue data, SAC, CPGA and Adjusted EBITDA (prospectively to be called “Adjusted Operating Loss” – see footnote 11 to the table below). Greater detail regarding these key metrics we use to monitor our business growth and our operational results are as follows:

	Three months ended June 30,
	2006	2005
Subscriber Data:
OEM and Rental Car Company Gross Subscriber Additions	517,586	523,956
Aftermarket and Data Gross Subscriber Additions	408,695	421,929

Total Gross Subscriber Additions (1)	926,281	945,885
OEM and Rental Car Company Net Subscriber Additions	229,525	331,338
Aftermarket and Data Net Subscriber Additions	168,487	315,888

Total Net Subscriber Additions (2)	398,012	647,226
Conversion Rate (3)	54.5%	57.6%
Churn Rate (4)	1.83%	1.42%
Aftermarket Subscribers	4,045,986	2,513,390
OEM Subscribers	2,211,809	1,293,834
Subscribers in OEM Promotional Periods	573,144	565,929
XM Activated Vehicles with Rental Car Companies	41,841	44,337
Data Services Subscribers	27,091	—

Total Ending Subscribers (5)	6,899,871	4,417,490
Percentage of Ending Subscribers on Annual and Multi-Year Plans (6)	42.3%	40.2%
Percentage of Ending Subscribers on Family Plans (6)	20.7%	14.9%
Revenue Data (monthly average):
Subscription Revenue per Aftermarket, OEM & Other Subscriber	$10.38	$9.84
Subscription Revenue per Subscriber in OEM Promotional Periods	$6.29	$5.63
Subscription Revenue per XM Activated Vehicle with Rental Car Companies	$5.55	$9.74
Subscription Revenue per Subscriber of Data Services	$29.93	$—
Average Monthly Subscription Revenue per Subscriber (“ARPU”) (7)	$10.08	$9.35
Net Ad Sales Revenue per Subscriber (8)	$0.45	$0.36
Activation, Equipment and Other Revenue per Subscriber	$0.83	$0.63

Total Revenue per Subscriber	$11.36	$10.34
Expense Data:
Subscriber Acquisition Costs (“SAC”) (9)	$64	$50
Cost Per Gross Addition (“CPGA”) (10)	$112	$98
Adjusted EBITDA (in thousands) (11)	$(45,895)	$(88,373)

(1)	Gross Subscriber Additions are subscribers newly activated in the reporting period. OEM subscribers include both newly activated promotional and non-promotional subscribers.

(2)	Net Subscriber Additions represent the total net incremental subscribers added during the period (Gross Subscriber Additions less Disconnects).

(3)	Conversion Rate— See definition and further discussion under OEM Promotional Subscribers on page 33.

(4)

Churn Rate represents the average monthly percentage of self-paying Aftermarket, OEM & Other Subscribers who discontinued service during the period. Churn Rate does not include OEM promotional period deactivations or deactivations resulting from the change-out of XM-enabled rental car activity.

(5)

Subscribers are those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers. Aftermarket Subscribers consist primarily of subscribers who purchased their radio at retail outlets, distributors, or through XM’s direct sales efforts. OEM Subscribers are self-paying subscribers whose XM radio was installed by an OEM and are not currently in OEM promotional programs. OEM promotional subscribers are subscribers who have either a portion or their entire subscription fee paid for by an OEM for a fixed period following the initial purchase or lease of the vehicle. Currently, at the time of sale, vehicle owners generally receive a three month prepaid trial subscription. XM generally receives two months of the three month trial subscription from the vehicle manufacturer. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. The automated activation program provides activated XM radios on dealer lots for test drives. GM and Honda generally indicate the inclusion of three months free of XM service on the window sticker of XM-enabled vehicles. XM receives a negotiated rate for providing audio service to rental car companies. Data Services Subscribers are those subscribers that are receiving services that include stand-alone XM WX Satellite Weather service and stand-alone XM Radio Online service. Stand-alone XM WX Satellite Weather service packages range in price from $29.99 to $99.99 per month. Stand-alone XM Radio Online service is $7.99 per month.

(6)	XM receives a range of $9.99—$11.87 per month for annual and multi-year plans and $6.99 per month for a family plan.
(7)	Subscription Revenue includes monthly subscription revenues for our satellite audio service and data services, net of any promotions or discounts.
(8)	Net Ad Sales Revenue includes sales of advertisements and program sponsorships on the XM system, net of agency commissions.
(9)	SAC—See definition and further discussion under Subscriber Acquisition Costs on page 39.
(10)	CPGA—See definition and further discussion under Cost Per Gross Addition on page 40.
(11)	Adjusted EBITDA—See Reconciliation of Net Loss to Adjusted EBITDA for the three months ended June 30, 2006 and June 30, 2005 on page 32.

Results of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2006	2005	2006	2005
Revenue:
Subscription	$202,165	$113,379	$390,267	$206,360
Activation	3,942	2,313	7,521	4,337
Merchandise	4,928	3,798	8,479	6,915
Net ad sales	8,982	4,363	15,500	7,488
Other	7,869	1,601	14,085	2,919

Total revenue	227,886	125,454	435,852	228,019

Variable costs of revenue (1):
Revenue share & royalties	37,923	21,071	72,200	40,197
Customer care & billing operations	26,395	18,488	48,850	33,868
Cost of merchandise	10,254	7,496	18,247	10,583
Ad sales	4,460	1,800	7,815	3,867

Total variable cost of revenue	79,032	48,855	147,112	88,515
Non-variable costs of revenue (2):
Satellite & terrestrial	11,571	10,480	24,620	19,190
Broadcast & operations:
Broadcast	5,169	4,053	11,022	7,629
Operations	8,805	6,283	17,692	11,110

Total broadcast & operations	13,974	10,336	28,714	18,739
Programming & content	42,253	24,529	79,896	42,069

Total non-variable cost of revenue	67,798	45,345	133,230	79,998

Total cost of revenue	146,830	94,200	280,342	168,513
Other operating expenses:
Research & development	8,518	6,993	19,499	13,085
General & administrative	18,672	10,823	36,301	18,117
Retention & support	7,443	5,080	15,490	9,599
Subsidies & distribution	61,126	48,532	120,858	96,626
Advertising & marketing	37,666	40,872	67,333	67,028
Amortization of GM liability	7,440	9,312	16,753	18,625
Depreciation & amortization	41,847	36,737	81,729	68,801

Total other operating expenses	182,712	158,349	357,963	291,881

Total operating expenses	329,542	252,549	638,305	460,394

Operating loss	(101,656)	(127,095)	(202,453)	(232,375)

Non-operating income and expenses:
Interest income	6,376	5,078	12,949	9,102
Interest expense	(29,317)	(24,476)	(62,553)	(44,501)
Loss from de-leveraging transactions	(82,345)	—	(100,724)	—
Loss from impairment of investments	(18,926)	—	(18,926)	—
Equity in net loss of affiliates	(4,206)	—	(13,090)	—
Other income (expense)	(212)	453	4,422	2,411
Benefit from (provision for) deferred income taxes	1,177	(579)	2,045	(1,158)

Net non-operating expense	(127,453)	(19,524)	(175,877)	(34,146)

Net loss	$(229,109)	$(146,619)	$(378,330)	$(266,521)

Reconciliation of Net loss to Adjusted EBITDA:
Net loss as reported	$(229,109)	$(146,619)	$(378,330)	$(266,521)
Add back non-EBITDA items included in net loss:
Interest income	(6,376)	(5,078)	(12,949)	(9,102)
Interest expense	29,317	24,476	62,553	44,501
Depreciation & amortization	41,847	36,737	81,729	68,801
(Benefit from) provision for deferred income taxes	(1,177)	579	(2,045)	1,158

EBITDA	(165,498)	(89,905)	(249,042)	(161,163)
Add back EBITDA items not included in Adjusted EBITDA:
Loss from de-leveraging transactions	82,345	—	100,724	—
Loss from impairment of investments	18,926	—	18,926	—
Equity in net loss of affiliates	4,206	—	13,090	—
Other (income) expense	212	(453)	(4,422)	(2,411)
Stock-based compensation	13,914	1,985	25,975	2,303

Adjusted EBITDA (3)	$(45,895)	$(88,373)	$(94,749)	$(161,271)

(1)

Variable costs of revenue are costs that vary with fluctuations in revenue generating activity such as changes in the number of subscribers, the number of advertising spots sold, the quantity of merchandise sold or changes in rates.

(2)

Non-variable costs of revenue are costs of revenue that generally do not vary with fluctuations in revenue generating activity such as changes in the number of subscribers, the number of advertising spots sold, the quantity of merchandise sold or changes in rates.

(3)

Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA is defined as EBITDA excluding loss from de-leveraging transactions, loss from impairment of investments, equity in net loss of affiliates, other income (expense) and stock-based compensation. We believe that Adjusted EBITDA, as opposed to EBITDA, provides a better measure of our core business operating results and improves comparability. This non-GAAP measure should be used in addition to, but not as a substitute for, the analysis provided in the statement of operations. We believe Adjusted EBITDA is a useful measure of our operating performance and is a significant basis used by our management to measure the operating performance of our business. While depreciation, amortization and stock-based compensation are considered operating costs under United States generally accepted accounting principles, these expenses primarily represent non-cash current period allocation of costs associated with long-lived assets acquired or constructed in prior periods and non-cash employee compensation. Adjusted EBITDA is a calculation commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare the periodic and future operating performances and value of similar companies in our industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under United States generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. An alternative method of calculating the same non-GAAP measure is shown below and we refer to this calculation as Adjusted operating loss. Effective for the three months ended March 31, 2007, we will consolidate our disclosures to show Adjusted operating loss as our only non-GAAP measure and eliminate the use of EBITDA and Adjusted EBITDA.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Reconciliation of Operating loss to Adjusted operating loss:
Operating loss as reported	$(101,656)	$(127,095)	$(202,453)	$(232,375)
Add back items included in Operating loss not included in Adjusted operating loss:
Depreciation & amortization	41,847	36,737	81,729	68,801
Stock-based compensation	13,914	1,985	25,975	2,303

Adjusted operating loss	$(45,895)	$(88,373)	$(94,749)	$(161,271)

The following table sets forth select performance measures on an average per subscriber basis and as a percentage of total revenue:

Monthly amount per Average Subscriber(1)			Amounts as a Percentage of Total Revenue
Three months ended June 30,			Three months ended June 30,		Six months ended June 30,
2006	2005		2006	2005	2006	2005
$11.36	$10.34	Total revenue (2)	100%	100%	100%	100%
10.08	9.35	Subscription revenue (3)	89	90	90	91
0.45	0.36	Net ad sales (4)	4	3	4	3
7.30	7.67	Total cost of revenue	64	75	64	74
1.89	1.72	Revenue share & royalties	17	17	17	18
1.31	1.51	Customer care & billing operations	12	15	11	15
0.51	0.61	Cost of merchandise	4	6	4	5
0.58	0.85	Satellite & terrestrial	5	8	6	8
0.70	0.84	Broadcast & operations	6	8	7	8
2.10	2.00	Programming & content	19	20	18	18
0.42	0.57	Research & development	4	6	4	6
0.93	0.88	General & administrative	8	9	8	8
5.65	8.45	Total marketing	50	83	51	84
0.37	0.41	Retention & support	3	4	4	4
3.04	3.95	Subsidies & distribution	27	39	28	42
1.87	3.33	Advertising & marketing	17	33	15	29
2.28	7.20	Adjusted EBITDA loss (5)	20	70	22	71

(1)	Monthly average subscriber is calculated as the average of the beginning and ending subscriber balances for each period presented, except as otherwise stated.
(2)

Monthly average total revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates), net ad sales revenue, activation, equipment and other revenue divided by the monthly weighted average subscriber.

(3)	Average monthly subscription revenue per subscriber (“ARPU”)—See definition and further discussion under Average Monthly Subscription Revenue Per Subscriber on page 35.
(4)	Net ad sales revenue per subscriber is calculated as net ad sales revenue divided by the monthly weighted average subscriber.
(5)	Adjusted EBITDA loss—See definition and further discussion under Adjusted EBITDA on page 41.

Subscribers

Subscribers—Subscribers are those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers. Subscribers are the primary source of our revenues. We target the over 230 million registered vehicles and over 110 million households in the United States. As of June 30, 2006, we had approximately 6.9 million subscribers, which includes 6,284,886 self-paying subscribers, 573,144 subscribers in OEM promotion periods (typically ranging from three months to one year in duration) paid in part by the vehicle manufacturers and 41,841 XM activated vehicles with rental car companies. The rate of growth of our aftermarket subscriber base fluctuates with our promotional activities. OEM subscriber growth is driven primarily by the number of XM-enabled vehicles manufactured and with OEM promotional activity.

OEM Promotional Subscribers—OEM promotional subscribers are subscribers who have either a portion or their entire subscription fee paid for by an OEM for a fixed period following the initial purchase or lease of the vehicle. Currently, at the time of sale, vehicle owners generally receive a three month prepaid trial subscription. XM generally receives two months of the three month trial subscription from the vehicle manufacturer. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. The automated activation program provides activated XM radios on dealer lots for test drives. GM and Honda generally indicate the inclusion of three months free of XM service on the window sticker of XM-enabled vehicles. Under the auto-activation programs, subscribers are included in our OEM promotional subscriber count from the time of vehicle purchase or lease, through the period of trial service plus an additional 30 days. We measure the success of these promotional programs based on the percentage of promotional subscribers that elect to receive the XM service and convert to self-paying subscribers after the initial promotion period. We refer to this as the “conversion rate.” We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications.

•

Three Months Ended: June 30, 2006 vs. June 30, 2005. Gross subscriber additions for the three months ended June 30, 2006 were 926,281 compared to 945,885 for the same period during 2005. Net subscriber additions for the three months ended June 30, 2006 were 398,012 compared to 647,226 for the same period during 2005. The churn rate increased to 1.83% from 1.42%.

Retail Subscribers—We attribute the decrease in Retail net subscriber additions to an increase in overall churn and churn rate in the second quarter of 2006. The increase in churn rate is a result of the termination of our previous customer service provider and transition to a new customer service provider and the impact of the April 2005 rate increase. Gross additions were negatively impacted by a reduction in product availability as a result of actions taken to bring XM devices into compliance with applicable FCC emission limits (see “Legal Proceedings” in Item 1. to Part II of this Form 10-Q) and the delay in the launch of our new XM2go/MP3 portable devices, a general weakening demand for satellite radio and competitive pressures.

OEM Subscribers—As of June 30, 2006, XM was available on over 140 vehicle models, with approximately 30 of those as standard equipment and over 100 of those offered as OEM factory-installed options. At June 30, 2006, XM’s OEM partners represented approximately 60% of the U.S. auto market. We attribute the decrease in OEM net subscriber additions to an increase in overall churn and churn rate. The increase in churn rate is a result of the termination of our previous customer service provider and transition to a new customer service provider and the impact of the April 2005 rate increase. The conversion rate for the three months ended June 30, 2006 was 54.5% compared to 57.6% for the three months ended June 30, 2005 primarily as a result of increased penetration across OEM models combined with a general weakening demand for satellite radio and the termination of our previous customer service provider and transition to a new customer service provider. We expect that the conversion rate will decrease temporarily in the third quarter of 2006 as a result of certain operational process issues that have been corrected.

Rental Car Subscribers—Rental car net subscribers were relatively flat for the three months ended June 30, 2006 as compared to the same period during 2005.

Revenue and Variable Cost of Revenue

Gross profit on subscription revenue—We calculate gross profit on subscription revenue as Subscription revenue less Revenue share & royalties and Customer care & billing operations. Gross profit on subscription revenue is a measure of operational performance and not a measure of financial performance under United States generally accepted accounting principles. For the three and six months ended June 30, 2006, gross profit on subscription revenue was $137.8 million and $269.2 million, respectively; while for the comparable periods in 2005, gross profit on subscription revenue was $73.8 million and $132.3 million, respectively. Gross profit on subscription revenue has continued to improve as a result of increases in subscribers and ARPU which were proportionately greater than increases in Revenue share & royalties and Customer care & billing operations. For the three and six months ended June 30, 2006, gross margin on subscription revenue was 68.0% and 68.9%, respectively; while for the comparable periods in 2005, gross margin on subscription revenue was 65.1% and 64.1%, respectively.

Subscription Revenue—Subscription revenue consists primarily of our monthly subscription fees for our satellite audio service and data services charged to consumers, commercial establishments and fleets, which are recognized as the service is provided. Revenues received from vehicle manufacturers for promotional service programs are included in Subscription revenue. At the time of sale, vehicle owners generally receive a three month trial subscription and are included in OEM promotional subscribers. We generally receive payment for two months of the three month trial subscription period from the vehicle manufacturer. Our subscriber arrangements are generally cancelable without penalty. Subscription revenue growth is predominantly driven by the growth in our subscriber base but is affected by fluctuations in the percentage of subscribers in our various discount plans and rate changes. Additionally, the timing of subscriber additions affects comparability between periods.

•

Three Months Ended: June 30, 2006 vs. June 30, 2005. Subscription revenue increased $88.8 million or 78% during the three months ended June 30, 2006 compared to the same period during 2005. This increase was due primarily to the 56% increase in ending subscribers and our April 2, 2005, 30% rate increase, partially offset by an increase in subscribers on discount plans and family plans. During the three months ended June 30, 2006, Subscription revenue included $10.7 million from related parties for subscription fees paid under OEM promotional agreements, compared with $7.9 million for the same period during 2005.

•

Six Months Ended: June 30, 2006 vs. June 30, 2005. Subscription revenue increased $183.9 million or 89% during the six months ended June 30, 2006 compared to the same period during 2005. This increase was due primarily to the 56% increase in ending subscribers and our April 2, 2005, 30% rate increase, partially offset by an increase in subscribers on discount plans and family plans. In February 2005, we announced that effective April 2, 2005 we were expanding our basic service package and increasing our monthly subscription price to $12.95 from $9.99. Existing customers were able to lock in a discounted rate by signing up for a pre-paid plan of up to five years prior to mid-April 2005. The expanded basic service now includes the Internet service XM Radio Online (previously $3.99 per month) and the High Voltage Channel (previously $1.99 per month), both of which were premium services prior to this change. During the six months ended June 30, 2006, Subscription revenue included $19.7 million from related parties for subscription fees paid under OEM promotional agreements, compared with $14.2 million for the same period during 2005.

Average Monthly Subscription Revenue Per Subscriber (“ARPU”)—Average monthly subscription revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates) divided by the monthly weighted average number of subscribers for the period reported. Average monthly revenue per subscriber is a measure of operational performance and not a measure of financial performance under United States generally accepted accounting principles. Average monthly subscription revenue per subscriber will fluctuate based on promotions, changes in our rates, as well as the adoption rate of annual and multi-year prepayment plans, multi-radio discount plans (such as the family plan) and premium services. We expect to increase activation based promotions during the remainder of the 2006 which will have a negative impact on ARPU. ARPU for the full year 2006 will depend on the extent and take rate of these promotions in addition to the factors described above. Excluding the impact of these new promotions, we believe ARPU will be greater than $10 for the full year 2006.

•

Three Months Ended: June 30, 2006 vs. June 30, 2005. ARPU increased as a result of the addition of new subscribers at the new rates as well as the effect of the transition of existing subscribers to the new rates. The increase in the monthly subscription price is effective for all billing cycles on or after April 2, 2005, and therefore, is being implemented over time. The effect of the April 2005 basic plan rate increase was diluted partially by an increase in the weighted average number of subscribers on discount plans, primarily family, annual and multi-year plans as well as the revenue impact of certain marketing campaigns, which costs are treated as a reduction to revenue. Ending subscribers at June 30, 2006 and 2005 include 1,431,161 and 658,313 family plan subscriptions, respectively, at a multi-unit rate of $6.99 per radio per month.

Revenue Share & Royalties—Revenue share & royalties includes performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM, and royalties paid to radio technology providers and revenue share expenses associated with manufacturing and distribution partners and content providers. These costs are driven by our subscriber base. We expect these costs to continue to increase with the growth in revenues and subscribers, and may fluctuate based on new agreements and the renegotiation of existing contracts.

•

Three Months Ended: June 30, 2006 vs. June 30, 2005. These costs increased $16.9 million or 80%, but have remained relatively flat as a percentage of total revenue during the three months ended June 30, 2006 as compared to the same period during 2005. The dollar increase was primarily driven by an increase in shared revenue with distribution partners and increased royalties due to increased subscribers and revenue.

•

Six Months Ended: June 30, 2006 vs. June 30, 2005. These costs increased $32.0 million or 80%, but have remained relatively flat as a percentage of total revenue during the six months ended June 30, 2006 as compared to the same period during 2005. The dollar increase was primarily driven by an increase in shared revenue with distribution partners and increased royalties due to increased subscribers and revenue.

Customer Care & Billing Operations—Customer care & billing operations includes expenses from customer care functions as well as internal information technology costs associated with front office applications. These costs are primarily driven by the volume and rate of growth of our subscriber base. These expenses as a percentage of total revenue have continued to decrease during 2005 and through June 30, 2006. We expect Customer care & billing operations expense to continue to increase as we add subscribers.

•

Three Months Ended: June 30, 2006 vs. June 30, 2005. These expenses increased $7.9 million or 43%, but decreased as a percentage of total revenue to 12% from 15% and on an average per subscriber basis during the three months ended June 30, 2006 as compared to the same period during 2005. This increase was driven by the termination of our previous customer service provider and transition to a new customer service provider and our subscriber growth, which resulted in increased costs associated with customer care functions and bad debt expense.

•

Six Months Ended: June 30, 2006 vs. June 30, 2005. These expenses increased $15.0 million or 44%, but decreased as a percentage of total revenue to 11% from 15% during the six months ended June 30, 2006 as compared to the same period during 2005. This increase was driven by the termination of our previous customer service provider and transition to a new customer service provider and our subscriber growth, which resulted in increased costs associated with customer care functions, bad debt expense and credit card processing.

Gross profit on merchandise revenue—We calculate gross profit on merchandise revenue as Merchandise revenue less Cost of merchandise. Gross profit on merchandise revenue is a measure of operational performance and not a measure of financial performance under United States generally accepted accounting principles. For the three and six months ended June 30, 2006, gross profit on merchandise revenue was ($5.3) million and ($9.8) million, respectively; while for both the three and six months ended June 30, 2005, gross profit on merchandise revenue was ($3.7) million. We consider gross profit on merchandise revenue a cost of acquiring subscribers through our direct sales channel and include it as a component of SAC.

Merchandise Revenue—We record Merchandise revenue from direct sales to consumers through XM’s online store and XM kiosks.

•	Three Months Ended: June 30, 2006 vs. June 30, 2005. Merchandise revenue increased $1.1 million or 30% during the three months ended June 30, 2006 compared to the same period during 2005.

•	Six Months Ended: June 30, 2006 vs. June 30, 2005. Merchandise revenue increased $1.6 million or 23% during the six months ended June 30, 2006 compared to the same period during 2005.

Cost of Merchandise—Cost of merchandise consists primarily of the cost of radios and accessories, including hardware manufacturer subsidies, and related fulfillment costs. These costs are primarily driven by the volume of radios sold, which are affected by promotional programs.

•

Three Months Ended: June 30, 2006 vs. June 30, 2005. Cost of merchandise increased $2.8 million or 37%, but decreased as a percentage of revenue and on an average per subscriber basis during the three months ended June 30, 2006 compared to the same period during 2005. The increase is primarily the result of an increase in per unit subsidies.

•

Six Months Ended: June 30, 2006 vs. June 30, 2005. Cost of merchandise increased $7.7 million or 72%, but decreased as a percentage of revenue during the six months ended June 30, 2006 compared to the same period during 2005. The increase is primarily the result of an increase in the number of radios shipped, as well as an increase in per unit subsidies.

Gross profit on net ad sales revenue—We calculate gross profit on net ad sales revenue as Net ad sales revenue less Ad sales expense. Gross profit on net ad sales revenue is a measure of operational performance and not a measure of financial performance under United States generally accepted accounting principles. For the three and six months ended June 30, 2006, gross profit on net ad sales revenue was $4.5 million and $7.7 million, respectively; while for the comparable periods in 2005, gross profit on net ad sales revenue was $2.6 million and $3.6 million, respectively. Gross profit on net ad sales revenue continues to improve due to an increase in the number of advertisers and corresponding rates, and a cost which has remained relatively stable. We expect Net ad sales revenue and gross profit on net ad sales revenue to continue to increase period over period for the remainder of 2006. For the three and six months ended June 30, 2006, gross margin on Net ad sales revenue was 50.3% and 49.6%, respectively; while for the comparable periods in 2005, gross margin on subscription revenue was 58.7% and 48.4%, respectively.

Net Ad Sales Revenue—Net ad sales revenue consists of sales of advertisements and program sponsorships on the XM network that are recognized in the period in which they are broadcast. Net ad sales revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Net ad sales revenue is presented net of agency commissions.

•

Three Months Ended: June 30, 2006 vs. June 30, 2005. Net ad sales revenue increased $4.6 million or 106% during the three months ended June 30, 2006 as compared to the same period during 2005. This growth was driven by increased spending by current advertisers as well as the addition of new advertisers and increased rates driven by a larger subscriber base.

•

Six Months Ended: June 30, 2006 vs. June 30, 2005. Net ad sales revenue increased $8.0 million or 107% during the six months ended June 30, 2006 as compared to the same period during 2005. This growth was driven by increased spending by current advertisers as well as the addition of new advertisers and increased rates driven by a larger subscriber base.

Ad Sales Expense—Ad sales expense consists of direct costs associated with the generation of Net ad sales revenue, including production, staffing and marketing.

•

Three Months Ended: June 30, 2006 vs. June 30, 2005. Ad sales expense increased $2.7 million or 148% during the three months ended June 30, 2006 as compared to the same period during 2005. The increase is primarily the result of additional headcount and ad sales barter expense. In addition, we recognized $0.5 million in Ad sales expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006.

•

Six Months Ended: June 30, 2006 vs. June 30, 2005. Ad sales expense increased $3.9 million or 102% during the six months ended June 30, 2006 as compared to the same period during 2005. The increase is primarily the result of additional headcount and ad sales barter expense. In addition, we recognized $0.9 million in Ad sales expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006.

Other Revenue—Other revenue consists primarily of revenue related to various agreements with XM Canada as well as other miscellaneous revenue that includes billing option fees and recording services. We began recognizing revenue related to various agreements with XM Canada during the fourth quarter of 2005.

•

Three Months Ended: June 30, 2006 vs. June 30, 2005. Other revenue increased $6.3 million or 392% during the three months ended June 30, 2006 as compared to the same period during 2005. This growth was primarily driven by a $4.4 million increase related to the various agreements with XM Canada. For a further discussion of our agreements with XM Canada, see Note 5 under the heading “Equity Method Investment,” of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q.

•

Six Months Ended: June 30, 2006 vs. June 30, 2005. Other revenue increased $11.2 million or 383% during the six months ended June 30, 2006 as compared to the same period during 2005. This growth was primarily driven by an $8.2 million increase related to the various agreements with XM Canada. For a further discussion of our agreements with XM Canada, see Note 5 under the heading “Equity Method Investment,” of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q.

Non-variable Cost of Revenue

Satellite & Terrestrial—Satellite & terrestrial includes costs related to: telemetry, tracking and control of our three satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and operating lease payments. We expect these expenses to remain relatively flat as a percentage of total revenue and on an average cost per subscriber basis despite an expected increase in total costs due to the planned launch and operation of our fourth satellite as well as the expansion of our terrestrial repeater network during 2006.

•

Three Months Ended: June 30, 2006 vs. June 30, 2005. These costs increased $1.1 million or 10%, but decreased as a percentage of total revenue and on an average per subscriber basis during the three months ended June 30, 2006 as compared to the same period during 2005. The increase was primarily the result of an increase in in-orbit satellite insurance expense, operating costs, and performance incentives related to XM-3, which was launched in February 2005. In addition, we recognized $0.5 million in Satellite & terrestrial expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006.

•

Six Months Ended: June 30, 2006 vs. June 30, 2005. These costs increased $5.4 million or 28%, but decreased as a percentage of total revenue during the six months ended June 30, 2006 as compared to the same period during 2005. This increase was primarily the result of an increase in in-orbit satellite insurance expense, operating costs, and performance incentives related to XM-3, which was launched in February 2005. In addition, we recognized $1.0 million in Satellite & terrestrial expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006.

Broadcast & Operations—Broadcast and operations includes costs associated with the management and maintenance of systems and facilities as well as information technology expense. Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content via satellite broadcast, web and other new distribution platforms. The advertising trafficking (scheduling and insertion) functions are also included. Operations expense includes facilities and information technology expense. These expenses as a percentage of total revenue have continued to decrease during 2005 and through June 30, 2006.

•

Three Months Ended: June 30, 2006 vs. June 30, 2005. These costs increased $3.6 million or 35%, but decreased as a percentage of revenue and on an average per subscriber basis during the three months ended June 30, 2006 as compared to the same period during 2005. The increase was driven by $1.1 million in increased costs associated with new content initiatives and new distribution platforms. Broadcast expenses are expected to increase as we continue to expand our content. Operations expenses increased $2.5 million mainly due to an increase in the general operating costs associated with expanded facilities and accompanying infrastructure. In addition, we recognized $0.6 million and $0.4 million in Broadcast expense and Operations expense, respectively, for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006.

•

Six Months Ended: June 30, 2006 vs. June 30, 2005. These costs increased $10.0 million or 53%, but decreased as a percentage of revenue during the six months ended June 30, 2006 as compared to the same period during 2005. The increase was driven by $3.4 million in increased costs associated with new content initiatives. Broadcast expenses are expected to increase as we continue to expand our content. Operations expenses increased $6.6 million mainly due to an increase in the general operating costs associated with expanded facilities and accompanying infrastructure. In addition, we recognized $1.1 million and $1.0 million in Broadcast expense and Operations expense, respectively, for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006.

Programming & Content—Programming & content includes the creative, production and licensing costs associated with our over 170 channels of XM-original and third party content. We view Programming & content expenses as a cost of attracting and retaining subscribers. Programming & content includes staffing costs and fixed payments for third party content, which are primarily driven by programming initiatives. These expenses have increased over time and have varied as a percentage of total revenue. We expect these expenses to increase in future periods as a result of programming initiatives such as the launch of Oprah & Friends in September 2006, as well as incurring the full year effects of expenses from other programming initiatives launched throughout 2005.

•

Three Months Ended: June 30, 2006 vs. June 30, 2005. These costs increased $17.7 million or 72%, but decreased as a percentage of revenue during the three months ended June 30, 2006 as compared to the same period during 2005. The increase was driven primarily by the annualized impact of programming initiatives. In addition, we recognized $2.1 million in Programming & content expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006.

•

Six Months Ended: June 30, 2006 vs. June 30, 2005. These costs increased $37.8 million or 90% during the six months ended June 30, 2006 as compared to the same period during 2005. The increase was driven primarily by costs in support of new and annualized impact of programming initiatives. We launched our MLB programming in mid-February 2005. We paid $50 million for the 2005 season and will pay $60 million per season thereafter. Our MLB seasons run for twelve month periods beginning in February of each year. In addition, we recognized $4.0 million in Programming & content expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006.

Other Operating Expenses

Research & Development—Research & development expense primarily includes the cost of new product development, chipset design, software development and engineering.

•

Three Months Ended: June 30, 2006 vs. June 30, 2005. These costs increased $1.5 million or 22%, but decreased as a percentage of revenue and on an average per subscriber basis during the three months ended June 30, 2006 as compared to the same period during 2005. The increase was driven primarily by an increase in Research & development expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006.

•

Six Months Ended: June 30, 2006 vs. June 30, 2005. These costs increased $6.4 million or 49%, but decreased as a percentage of revenue during the six months ended June 30, 2006 as compared to the same period during 2005. The increase was driven primarily by an increase in Research & development expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006; as well as spending related to the launch of our new XM2go products, the Pioneer Inno and Samsung Helix and Nexus.

General & Administrative—General & administrative expense primarily includes management’s salaries and benefits, professional fees, general business insurance, as well as other corporate expenses. The growth in these costs have been predominantly driven by personnel costs and infrastructure expenses to support our growing subscriber base. We expect these costs to increase due in part to various legal proceedings and regulatory inquiries (see “Legal Proceedings” in Item 1. to Part II of this Form 10-Q).

•

Three Months Ended: June 30, 2006 vs. June 30, 2005. These costs increased $7.8 million or 73%, but decreased as a percentage of revenue during the three months ended June 30, 2006 as compared to the same period during 2005. The increase was driven primarily by an increase in General & administrative expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006; as well as headcount and legal fees associated with various legal proceedings and regulatory inquiries.

•

Six Months Ended: June 30, 2006 vs. June 30, 2005. These costs increased $18.2 million or 100% during the six months ended June 30, 2006 as compared to the same period during 2005. The increase was driven primarily by an increase in General & administrative expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006; as well as headcount and legal fees associated with various legal proceedings and regulatory inquiries.

Retention & Support—Retention & support expense primarily includes payroll and payroll related costs.

•

Three Months Ended: June 30, 2006 vs. June 30, 2005. These costs increased $2.4 million or 47%, but decreased as a percentage of revenue and on an average per subscriber basis during the three months ended June 30, 2006 as compared to the same period during 2005. The increase was driven primarily by an increase in Retention & support expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006; as well as payroll costs associated with an increase in headcount to support the growth of our business.

•

Six Months Ended: June 30, 2006 vs. June 30, 2005. These costs increased $5.9 million or 61% during the six months ended June 30, 2006 as compared to the same period during 2005. The increase was driven primarily by an increase in Retention & support expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006; as well as payroll costs associated with an increase in headcount to support the growth of our business.

Subsidies & Distribution—These direct costs include the subsidization of radios manufactured, commissions for the sale and activation of radios and certain promotional costs. These costs are primarily driven by the volume of XM-enabled vehicles manufactured, the sales and activations of radios through our retail channel as well as promotional activity. We expect these costs to increase with increases in the manufacture, sale and activation of radios.

•

Three Months Ended: June 30, 2006 vs. June 30, 2005. These costs increased $12.6 million or 26%, but decreased as a percentage of total revenue to 27% from 39% and on an average per subscriber basis during the three months ended June 30, 2006 as compared to the same period during 2005. The dollar increase was driven primarily by an increase in per unit retail hardware subsidies and promotions.

•

Six Months Ended: June 30, 2006 vs. June 30, 2005. These costs increased $24.2 million or 25%, but decreased as a percentage of total revenue to 28% from 42% during the six months ended June 30, 2006 as compared to the same period during 2005. The dollar increase was driven primarily by an increase in per unit retail hardware subsidies and promotions.

Subscriber Acquisition Costs—Subscriber acquisition costs include Subsidies & distribution costs, excluding on-going loyalty payments to distribution partners, and negative margins from direct sales of merchandise. Subscriber acquisition costs are divided by the appropriate per unit gross additions or units manufactured to calculate what we refer to as “SAC.”

•

Three Months Ended: June 30, 2006 vs. June 30, 2005. During the three months ended June 30, 2006 and 2005, we incurred subscriber acquisition costs of $62.0 million and $47.9 million, respectively. SAC for the three months ended June 30, 2006 and 2005 was $64 and $50, respectively. The increase in SAC is primarily the result of increases in hardware subsidies and rebates. SAC for the three months ended June 30, 2006 also includes $4.7 million, or approximately $4 per gross connect, in costs associated with actions we have taken to bring XM-compatible devices into compliance with applicable FCC emission limits.

Advertising & Marketing—Advertising & marketing includes advertising, media and other discretionary marketing expenses. These activities drive our sales, establish our brand recognition, and facilitate our growth. We achieve success in these areas through coordinated marketing campaigns that include retail advertising through various media, cooperative advertising with our retail and OEM partners, sponsorships and ongoing market research. These costs fluctuate based on the timing of these activities. Historically, we have significant advertising and marketing campaigns geared towards the holiday season.

•

Three Months Ended: June 30, 2006 vs. June 30, 2005. These costs decreased $3.2 million or 8%, and decreased as a percentage of total revenue to 17% from 33% and on an average per subscriber basis during the three months ended June 30, 2006 as compared to the same period during 2005. As discussed above, these costs fluctuate based on the timing of our advertising campaigns and product and content introductions. Consequently our reduction in media spending during the three months ended June 30, 2006 as compared to the same period during 2005 related to the increase in spending in 2005 for the launch of our MLB programming.

•

Six Months Ended: June 30, 2006 vs. June 30, 2005. These costs remained relatively flat, but decreased as a percentage of total revenue to 15% from 29% during the six months ended June 30, 2006 as compared to the same period during 2005.

Cost Per Gross Addition (“CPGA”)—CPGA costs include the amounts in SAC, as well as Advertising & marketing. CPGA costs do not include marketing staff (included in Retention & support) or the amortization of the GM guaranteed payments (included in Amortization of GM liability). In our financial statements, SAC costs are captured in Subsidies & distribution and the negative margins from direct sales of merchandise, while CPGA costs are primarily captured by the combination of Subsidies & distribution, Advertising & marketing, plus the negative margins from direct sales of merchandise. These costs are divided by the gross additions for the period to calculate CPGA.

•

Three Months Ended: June 30, 2006 vs. June 30, 2005. During the three months ended June 30, 2006 and 2005, we incurred CPGA expenses of $104.1 million and $93.2 million, respectively. CPGA for the three months ended June 30, 2006 and 2005 was $112 (includes the additional $4 per gross connect in SAC costs for FCC expenses) and $98, respectively. The increase in CPGA is due primarily to the increase in SAC offset in part by reductions in advertising and marketing on a gross subscriber additions basis.

Depreciation & Amortization—Depreciation and amortization expense primarily relates to our satellites, ground support systems that include our terrestrial repeater network, broadcast facilities, computer hardware and software. We expect these expenses to increase during 2006 as we expand our capital asset base, which includes the expected launch of XM-4 in the second half of 2006.

•

Three Months Ended: June 30, 2006 vs. June 30, 2005. These costs increased $5.1 million or 14% during the three months ended June 30, 2006 as compared to the same period during 2005. The increase was primarily due to a higher depreciable asset base, reflecting XM-3, which was placed into service in April 2005, higher capital spending for system development, computer hardware, software and leased equipment.

•

Six Months Ended: June 30, 2006 vs. June 30, 2005. These costs increased $12.9 million or 19% during the six months ended June 30, 2006 as compared to the same period during 2005. The increase was primarily due to a higher depreciable asset base, reflecting XM-3, which was placed into service in April 2005, higher capital spending for system development, computer hardware, software and leased equipment.

Non-operating Income and Expenses

Non-operating Income and Expense—Non-operating income and expense consists primarily of net costs associated with financing and cash management activities and our proportional share of XM Canada’s results. We began recognizing our 23.33% proportional share of XM Canada’s results during the fourth quarter of 2005.

Net costs associated with financing and cash management activities—Costs associated with financing and cash management activities include Interest income, Interest expense, and de-leveraging charges.

•

Three Months Ended: June 30, 2006 vs. June 30, 2005. Interest expense increased $4.8 million, loss from impairment on investments increased $18.9 million and de-leveraging charges increased $82.3 million, which was partially offset by a $1.3 million increase in Interest income. The increase in Interest expense during the three months ended June 30, 2006 as compared to the same period during 2005 was primarily the result of $5.0 million increase in de-leveraging related costs recognized as Interest expense and higher average debt outstanding during the three months ended June 30, 2006 as compared to the same period during 2005; offset partially by a $1.0 million increase in interest costs capitalized during the three months ended June 30, 2006 as compared to the same period during 2005. The increase in Interest income was primarily attributable to higher returns offset in part by lower average balances of cash and cash equivalents during the three months ended June 30, 2006 as compared to the same period during 2005. For the three months ended June 30, 2006, we recorded de-leveraging charges of $82.3 million to retire debt with carrying values, including accrued interest, of $471.4 million.

•

Six Months Ended: June 30, 2006 vs. June 30, 2005. Interest expense increased $18.1 million, loss from impairment on investments increased $18.9 million and de-leveraging charges increased $100.7 million, which was partially offset by a $3.8 million increase in Interest income. The increase in Interest expense during the six months ended June 30, 2006 as compared to the same period during 2005 was primarily the result of $14.9 million increase in de-leveraging related costs recognized as Interest expense and $2.9 million decrease in interest costs capitalized and higher average debt outstanding during the six months ended June 30, 2006 as compared to the same period during 2005. The increase in Interest income was primarily attributable to higher returns offset in part by lower average balances of cash and cash equivalents during the six months ended June 30, 2006 as compared to the same period during 2005. For the six months ended June 30, 2006, we recorded de-leveraging charges of $100.7 million to retire debt with carrying values, including accrued interest, of $513.9 million.

Adjusted EBITDA

Adjusted EBITDA—Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA is defined as EBITDA excluding loss from de-leveraging transactions, loss from impairment of investments, equity in net loss of affiliates, other income (expense) and stock-based compensation. We believe that Adjusted EBITDA, as opposed to EBITDA, provides a better measure of our core business operating results and improves comparability. This non-GAAP measure should be used in addition to, but not as a substitute for, the analysis provided in the statement of operations. We believe Adjusted EBITDA is a useful measure of our operating performance and is a significant basis used by our management to measure the operating performance of our business. While depreciation, amortization and stock-based compensation are considered operating costs under United States generally accepted accounting principles, these expenses primarily represent non-cash current period allocation of costs associated with long-lived assets acquired or constructed in prior periods and non-cash employee compensation. Adjusted EBITDA is a calculation used as a basis for investors, analysts and credit rating agencies to evaluate and compare the periodic and future operating performances and value of similar companies in our industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under United States generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. Adjusted EBITDA loss is continuing to decrease as a percentage of total revenue and on an average per subscriber basis.

•

Three Months Ended: June 30, 2006 vs. June 30, 2005. Adjusted EBITDA loss decreased by $42.5 million or 48%, and decreased as a percentage of total revenue to 20% from 70% during the three months ended June 30, 2006 as compared to the same period during 2005. The decrease as a percentage of total revenue reflects the accelerated rate of growth in total revenue as compared to operating expenses. The decrease in Adjusted EBITDA loss is primarily related to the $88.8 million increase in the Subscription revenue, $6.3 million increase in Other revenue, $4.6 million increase in Net ad sales revenue and $3.2 million decrease in Advertising & marketing. This net increase was offset partially by a $52.6 million increase in Cost of revenue (less $3.8 million related to Stock-based compensation), $7.8 million increase in General & administrative (less $5.5 million related to Stock-based compensation) and $12.6 million increase in Subsidies & distribution.

•

Six Months Ended: June 30, 2006 vs. June 30, 2005. Adjusted EBITDA loss decreased by $66.5 million or 41%, and decreased as a percentage of total revenue to 22% from 71% during the six months ended June 30, 2006 as compared to the same period during 2005. The decrease as a percentage of total revenue reflects the accelerated rate of growth in total revenue as compared to operating expenses. The decrease in Adjusted EBITDA loss is primarily related to the $183.9 million increase in the Subscription revenue, $11.2 million increase in Other revenue and $8.0 million increase in Net ad sales revenue. This increase was offset partially by a $111.8 million increase in Cost of revenue (less $7.7 million related to Stock-based compensation), $18.2 million increase in General & administrative (less $10.3 million related to Stock-based compensation) and $24.2 million increase in Subsidies & distribution.

Liquidity and Capital Resources

Overview

The growth in demand for our products and services has required and will continue to require us to invest significant amounts in our business. Since inception through June 30, 2006, we have raised proceeds of $4.3 billion, net of offering costs, through equity and debt offerings. Our ability to become profitable depends upon many factors, some of which are identified below under the caption entitled “Future Operating Liquidity and Capital Resource Requirements.” Our principal sources of liquidity are expected to be our existing cash and cash equivalents and future cash receipts for pre-paid subscriptions. We also have access to significant liquidity through our new bank revolving credit facility (which we expect to be fully available following incentivized conversion of a portion of our outstanding 10% senior secured discount convertible notes due 2009) and our GM credit facility, as amended in April 2006. We also have significant outstanding contracts and commercial commitments that need to be paid in cash or through credit facilities over the next several years. These contractual commitments are comprised of subsidies and distribution costs, rights and royalty fees, revenue share arrangements, programming costs, repayment of long-term debt, satellite related costs, lease payments and service payments. Our ability to become profitable also depends upon other factors identified below under the caption entitled “Future Operating Liquidity and Capital Resource Requirements.”

The following table presents a summary of our cash flows, beginning and ending cash balances for the six months ended June 30, 2006 and 2005 (in thousands):

	Six months ended June 30,
	2006	2005
Cash flows used in operating activities	$(433,369)	$(85,300)
Cash flows used in investing activities	(87,229)	(102,019)
Cash flows provided by financing activities	240,694	399,829

Net (decrease) increase in cash and cash equivalents	(279,904)	212,510
Cash and cash equivalents at beginning of period	710,991	717,867

Cash and cash equivalents at end of period	$431,087	$930,377

Operating Activities—Operating activities primarily consist of net loss adjusted for certain non-cash items including depreciation, amortization, accretion of interest, net non-cash loss on conversion of notes, non-cash loss on equity-based investments, stock-based compensation and the effect of changes in working capital.

•

For the six months ended June 30, 2006, cash used in operating activities was $433.4 million, consisting of a net loss of $378.3 million adjusted for net non-cash expenses of $264.5 million, $4.5 million gain on sale of fixed assets and $315.0 million used in working capital as well as other operating activities. Included in cash used in working capital is a $125.6 million decrease in Accounts payable, accrued expenses and other liabilities due primarily to the effort to reduce our previous year’s balance to more normative levels and a $236.2 million increase in Prepaid and other assets due primarily to the prepayment of our liability to GM; partially offset by a $38.6 million increase in Subscriber deferred revenue, as a result of subscribers signing up for discounted annual and multi-year pre-payment plans and a $14.5 million increase in Accrued interest due to having fully accreted interest on outstanding principal balances and the issuance of new debt.

•

For the six months ended June 30, 2005, cash used in operating activities was $85.3 million, consisting of a net loss of $266.5 million adjusted for net non-cash expenses of $106.4 million and $74.9 million provided by working capital as well as other operating activities. Included in cash used in working capital is a $136.4 million increase in Subscriber deferred revenue and a $34.0 million increase in Due to related parties; offset partially by a $68.9 million increase in Prepaid and other assets and Prepaid programming content and a $13.1 decrease in Accounts payable, accrued expenses and other liabilities.

Investing Activities—Investing activities primarily consist of capital expenditures and proceeds from the sale of equipment.

•

For the six months ended June 30, 2006, cash used in investing activities was $87.2 million, primarily consisting of $97.2 million in capital expenditures for the construction of XM-4, computer systems infrastructure and building improvements, offset by $7.2 million in proceeds received from the sale of terrestrial repeaters to XM Canada and $2.8 million in proceeds received from the maturity of restricted investments.

•

For the six months ended June 30, 2005, cash used in investing activities was $102.0 million, primarily consisting of $102.0 million of capital expenditures for the construction of XM-3 and XM-4 and office equipment.

Financing Activities—Financing activities primarily consist of proceeds from debt and equity financings, issuance of common stock pursuant to stock option exercises, and repayments of debt.

•

For the six months ended June 30, 2006, cash provided by financing activities was $240.7 million; primarily consisting of $600.0 million provided by the issuance of 9.75% Senior Notes due 2014, $200.0 million provided by the issuance of Senior Floating Rate Notes due 2013 and $4.5 million in proceeds from the exercise of warrants and stock options; offset primarily by the repayment of $186.5 million of 14% Senior Secured Discount Notes due 2009, $100.0 million of 12% Senior Secured Notes due 2010 and $200.0 million of Senior Secured Floating Rate Notes due 2009, as well as $27.4 million in premiums associated with the above-mentioned retired debt. In addition to the debt repayment, all shares of Series B preferred stock were redeemed for $24.0 million and $20.4 million of deferred financing costs were paid in conjunction with the new debt issuances.

•

For the six months ended June 30, 2005, cash provided by financing activities was $399.8 million; primarily consisting of $300.0 million provided by the issuance of approximately 9.7 million shares of Class A common stock and $100.0 million provided by the issuance of 1.75% Convertible Senior Notes due 2009.

Future Operating Liquidity and Capital Resource Requirements

Our projected funding requirements are based on our current business plan, which in turn is based on our operating experience to date and our available resources. We are pursuing a business plan designed to increase subscribers and revenues while reducing or maintaining subscriber acquisition unit costs in the long-term. Our plan contemplates our focusing on the new automobile market where we have relationships with automobile manufacturers, the continuing introduction of innovative yet affordable technology in the retail aftermarket and the use of our most productive distribution channels.

Provided that we meet the revenue, expense and cash flow projections of our business plan, we expect to be fully funded and will not need to add additional liquidity to continue operations. Our business plan is based on estimates regarding expected future costs and expected future revenue. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Any of these factors may increase our need for funds, which would require us to seek additional financing to continue implementing our current business plan. In addition, we may seek additional financing, such as the sale of additional equity and debt securities, to undertake initiatives not contemplated by our current business plan or for other business reasons.

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

On May 1, 2006, XM announced that its subsidiary Inc. had completed an $800 million debt offering, consisting of $600 million of 9.75% Senior Notes due 2014 and $200 million of Senior Floating Rate Notes due 2013, each at the issue price of 100%. Substantially all of the proceeds of the debt offering have been or are being applied to refinance existing debt or other fixed obligations. For a further discussion, see Note 7, under the heading “$800 million Private Debt Offering,” of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q.

On May 5, 2006, we entered into a new $250 million revolving credit facility with a group of banks. We have the right to increase the size of the facility by up to $100 million, with any increase to be syndicated on a “best efforts” basis with no lender being required to increase its commitment. For a further discussion, see Note 7, under the heading “$250 million Senior Secured Revolving Credit Facility,” of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q.

On April 19, 2006, we entered into a series of amendments to our arrangements with General Motors pursuant to which we made a prepayment in the amount of $237 million to General Motors to retire approximately $320 million of fixed payment obligations that would have come due in 2007, 2008 and 2009 under our distribution agreement with General Motors. For a further discussion, see Note 13, under the heading “GM Distribution Agreement” of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q.

Commitments and Contingencies—We are obligated to make substantial payments under a variety of contracts and other commercial arrangements. A summary of significant updates during 2006 are presented below:

•

Purchase Commitments—In the ordinary course of business, the Company enters into unconditional purchase commitments for certain component parts and long-lead items used in the manufacture of XM radios to ensure their availability. As of June 30, 2006, these unconditional purchase commitments totaled $21.5 million. These unconditional purchase commitments consist primarily of standing purchase commitments to component manufacturers and providers that are subsequently canceled upon their receipt of a corresponding purchase order from the equipment manufacturer. Generally, unconditional purchase commitments entered into by XM have been canceled by the receipt of corresponding purchase orders from equipment manufacturers.

•

Programming and Marketing—The Company has entered into certain programming and marketing agreements that broaden our content offering and increase our brand awareness. Under these agreements, we are obligated to make payments that total $49.7 million in the remaining six months of 2006, $97.1 million in 2007, $90.8 million in 2008, $68.6 million in 2009, $38.2 million in 2010 and $107.1 million in 2011 and beyond. These payments include fixed payments, advertising commitments and revenue sharing arrangements.

•

Major League Baseball®— The Company has a multi-year agreement with Major League Baseball® to broadcast MLB games live nationwide and those payments are included in the above disclosure of our commitments. The Company paid $50 million for the 2005 season, $60 million (which included $10 million paid in October 2004) for the 2006 season and will pay $60 million per year thereafter through 2012. MLB has the option to extend the agreement for the 2013, 2014 and 2015 seasons at the same $60 million annual compensation rate. The Company will also make incentive payments to MLB for XM subscribers obtained through MLB and baseball club verifiable promotional programs. No stock or warrants were included in this agreement. The agreement requires the Company to deposit $120 million into escrow or furnish other credit support in such amount. In July 2006, the Company furnished a $120 million surety bond to MLB as part of an amendment to the agreement with MLB that permitted the Company to provide various types of credit support in lieu of its $120 million escrow deposit requirement.

•	Long-term debt—For a further discussion of long-term debt, see Note 7 of the Notes to the Consolidated Financial Statements in Item 1. of this Form 10-Q.

Related Party Transactions

For a discussion of related party transactions, see Note 5, under the heading “Equity Method Investment,” and Note 11 of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q.

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments, which affects the comparability of the unaudited Condensed Consolidated Financial Statements. For a further discussion of the effects of this change in accounting principle, see Note 2, under the heading “Stock-Based Compensation,” and Note 10 of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q.

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

The estimated fair value of our long-term debt is determined by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers or quoted market prices at the reporting date for the traded debt securities. As of June 30, 2006, the carrying value of our long-term debt was $1,355.1 million, compared to an estimated fair value of $1,588.1 million. The estimated fair value of our long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

Interest Rate Risk—At June 30, 2006, we had approximately $1,355.1 million of total debt, of which $1,155.1 million was fixed-rate debt and $200 million was variable-rate debt. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. An increase of 100 basis points in the interest rate applicable to the $200 million of variable-rate debt at June 30, 2006 would result in an increase of approximately $2 million in our annual interest expense. We believe that our exposure to interest rate risk is not material to our results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. During the three months ended June 30, 2006, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Actions have been filed in the United States District Court for the District of Columbia on behalf of a purported nationwide class of purchasers of XM’s common stock between July 28, 2005 and May 24, 2006 against XM and its chief executive officer. The complaint seeks an unspecified amount of damages and claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, alleging various statements made during the putative class period by the Company and its management failed to project accurately or disclose in a timely manner the amount of higher costs to obtain subscribers during the fourth quarter of 2005. Additional actions making similar allegations have also been filed. There can be no assurance regarding the ultimate outcome of these matters, or the significance, if any, to the Company’s business, consolidated results of operations or financial position; however, XM believes the allegations are without merit, and XM intends to vigorously defend these matters.

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc and Warner Bros. Records Inc. v. XM Satellite Radio Inc. — Plaintiffs filed this action in the United States District Court for the Southern District of New York on May 16, 2006. The complaint seeks monetary damages and equitable relief, alleging that recently introduced XM radios that also have MP3 functionality infringe upon plaintiffs’ copyrighted sound recordings. There can be no assurance regarding the ultimate outcome of these matters, or the significance, if any, to the Company’s business, consolidated results of operations or financial position; however, we believe these allegations are without merit and that these products comply with applicable copyright law, including the Audio Home Recording Act, and we intend to vigorously defend the matter.

Regulatory Inquiries

On April 25, 2006, we received a letter from the Federal Communications Commission stating that its Office of Engineering and Technology Laboratory had tested the Delphi XM SKYFi2 radio and determined that its FM modulator wireless transmitter was not in compliance with permissible emission limits. We are also aware that Audiovox, manufacturer of the Audiovox Xpress, a radio designed to work with the XM system, received a similar letter from the FCC. We have conducted a review of the SKYFi2, Xpress and other devices compatible with the XM system that use a wireless FM modulator to transmit XM programming from an XM radio to an FM radio. We have provided information to the FCC regarding the SKYFi2 radio in accordance with the FCC letter. Further, we are implementing a series of actions involving various radios to bring them into compliance, including requesting our manufacturers to suspend production and/or shipments of radios or accessories that may require changes to operating or installation instructions, or modifications to software and/or hardware. We are working to complete design or installation modifications, as appropriate, and to conduct additional testing for XM radios to meet applicable FCC requirements. In the meantime, we are working to limit interruptions in supply or availability of product for sale of certain models of XM radios at retailers. No health or safety issues are involved with these wireless XM radios, and this matter does not pertain to any XM radios which are factory installed in new vehicles or which are directly connected in other vehicles. We can provide no assurances at this time that our actions will be deemed sufficient by the FCC, or that this matter will not have a material impact on our business, consolidated results of operations or financial position.

Also on April 25, 2006, we received a letter from the Federal Trade Commission stating that they are conducting an inquiry into whether our activities are in compliance with various acts, including the FTC Act, the Telemarketing Sales Rule, the Truth in Lending Act and the CAN-SPAM Act. This letter requests information about a variety of our marketing activities, including free trial periods, rebates, telemarketing activities, billing and customer complaints. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to the Company’s business, consolidated results of operations or financial position; however, the Company has been submitting documents to the agency in response to the letter and is cooperating fully with this investigation.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following purchases of the Company’s 8.25% Series B Convertible Redeemable Preferred Stock were completed during the quarter.

	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (d)
April 1 - April 30, 2006	366,304	(1)	$50.00	—	107,985
May 1 - May 31, 2006	—		N/A	—	107,985
June 1 - June 30, 2006	107,985	(2)	$51.65	107,985	—

(1)

These shares of Series B preferred stock were repurchased from the holder in a private transaction. For further discussion, see Note 9 of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q.

(2)	The Company announced the redemption of all of its outstanding Series B preferred stock on May 26, 2006 pursuant to the terms thereof and completed the redemption on June 26, 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders at XM’s Annual Meeting of Stockholders held on May 26, 2006.

Proposal 1	Votes For	Votes Withheld

Election of Eleven Directors to Board of Directors

Gary M. Parsons	225,436,582	7,575,065
Hugh Panero	225,472,621	7,539,026
Nathaniel A. Davis	229,430,503	3,581,144
Thomas J. Donohue	225,608,708	7,402,939
Eddy W. Hartenstein	229,537,620	3,474,027
George W. Haywood	230,015,101	2,996,546
Chester A. Huber, Jr.	225,097,485	7,914,162
John Mendel	133,163,579	99,848,068
Jarl Mohn	225,744,989	7,266,658
Jack Shaw	225,631,096	7,380,551
Jeffrey D. Zients	230,024,722	2,986,925

Proposal 2	Votes For	Votes Against	Votes Abstained
To ratify the Board of Directors’ appointment of KPMG LLP as the independent accountants of XM Satellite Radio Holdings Inc. for the 2006 fiscal year	230,406,654	790,837	1,814,156

ITEM 6.	EXHIBITS

Exhibit No.	Description
4.1

Indenture, dated as of May 1, 2006, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and The Bank of New York, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006).

4.2

Indenture, dated as of May 1, 2006, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and The Bank of New York, as trustee, relating to the Senior Floating Rate Notes due 2013 (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006).

4.3	Form of 9.75% Senior Note due 2014 (incorporated by reference to Exhibit A to Exhibit 4.1 hereof).

4.4	Form of Senior Floating Rate Note due 2013 (incorporated by reference to Exhibit A to Exhibit 4.2 hereof).

4.5

Supplemental Indenture, dated as of April 26, 2006, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee, relating to the 14% Senior Secured Discount Notes due 2009 (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006).

4.6

Supplemental Indenture, dated as of April 26, 2006, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and The Bank of New York, as trustee, relating to the 12% Senior Secured Notes due 2010 (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006).

4.7

Supplemental Indenture, dated as of April 26, 2006, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and The Bank of New York, as trustee, relating to the Senior Secured Floating Rate Notes due 2009 (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006).

10.1

Registration Rights Agreement, dated as of May 1, 2006, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and UBS Securities LLC, J.P. Morgan Securities Inc., Bear, Stearns & Co. Inc., Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006).

10.2

Second Amendment to Second Amended and Restated Distribution Agreement, dated as of April 19, 2006, by and among General Motors Corporation, OnStar Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006.)

10.3

Third Amendment to Credit Agreement, dated as of April 19, 2006, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., General Motors Corporation and OnStar Corporation (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006).

10.4

Credit Agreement, dated May 5, 2006, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Credit Suisse Securities (USA) LLC, as Syndication Agent, and Citigroup Global Markets Inc., as Documentation Agent (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.5

Employment Agreement, dated as of July 20, 2006, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. and Nathaniel A. Davis. (incorporated by reference to XM’s Current Report on Form 8-K filed July 24, 2006).

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

XM SATELLITE RADIO HOLDINGS INC.
(Registrant)

Date: August 4, 2006	/s/ HUGH PANERO
Hugh Panero Chief Executive Officer (principal executive officer)

Date: August 4, 2006	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer Executive Vice President and Chief Financial Officer (principal financial and accounting officer)