Form 10-Q
period 2006-09-30
XM SATELLITE RADIO HOLDINGS INC; XM SATELLITE RADIO INC
filed 2006-11-09
CIK 1091530, 1116317

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2006

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

XM Satellite Radio Holdings Inc.	Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐
XM Satellite Radio Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of September 30, 2006)
XM SATELLITE RADIO HOLDINGS INC. CLASS A COMMON STOCK, $0.01 PAR VALUE	268,540,874

XM SATELLITE RADIO INC. COMMON STOCK, $0.10 PAR VALUE (all of which are issued to XM Satellite Radio Holdings Inc.)	125

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2006	2005	2006	2005
Revenue:
Subscription	$214,817	$140,001	$605,084	$346,361
Activation	4,213	2,650	11,733	6,987
Merchandise	3,164	2,640	11,644	9,555
Net ad sales	8,786	5,332	24,285	12,820
Other	9,464	2,489	23,549	5,408

Total revenue	240,444	153,112	676,295	381,131

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	33,406	25,788	105,605	65,985
Customer care & billing operations (1)	27,171	17,794	76,021	51,662
Cost of merchandise	10,177	7,857	28,424	18,440
Ad sales (1)	3,378	2,547	11,193	6,414
Satellite & terrestrial (1)	11,670	11,813	36,290	31,003
Broadcast & operations:
Broadcast (1)	6,158	4,274	17,180	11,903
Operations (1)	7,827	6,498	25,519	17,608

Total broadcast & operations	13,985	10,772	42,699	29,511
Programming & content (1)	38,873	28,388	118,769	70,457

Total cost of revenue	138,660	104,959	419,001	273,472
Research & development (excludes depreciation & amortization, shown below) (1)	8,849	7,885	28,348	20,970
General & administrative (excludes depreciation & amortization, shown below) (1)	21,997	12,534	58,299	30,651
Marketing (excludes depreciation & amortization, shown below):
Retention & support (1)	7,288	6,092	22,778	15,691
Subsidies & distribution	47,279	54,241	168,137	150,867
Advertising & marketing	27,518	29,581	94,851	96,609

Marketing	82,085	89,914	285,766	263,167
Amortization of GM liability	6,504	9,313	23,256	27,938

Total marketing	88,589	99,227	309,022	291,105
Depreciation & amortization	43,109	38,040	124,837	106,841

Total operating expenses (1)	301,204	262,645	939,507	723,039

Operating loss	(60,760)	(109,533)	(263,212)	(341,908)

(Continued)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2006	2005	2006	2005
Other income (expense):
Interest income	5,216	7,266	18,165	16,368
Interest expense	(23,794)	(26,733)	(86,346)	(71,234)
Loss from de-leveraging transactions	(21)	(2,207)	(100,746)	(2,207)
Loss from impairment of investments	—	—	(18,926)	—
Equity in net loss of affiliates	(4,853)	—	(17,943)	—
Other income (expense)	1,187	(83)	5,609	2,328

Net loss before income taxes	(83,025)	(131,290)	(463,399)	(396,653)
Benefit from (provision for) deferred income taxes	(794)	(579)	1,251	(1,737)

Net loss	(83,819)	(131,869)	(462,148)	(398,390)

8.25% Series B and C preferred stock dividend requirement	(1,634)	(2,149)	(5,597)	(6,448)
8.25% Series B preferred stock retirement loss	—	—	(755)	—

Net loss attributable to common stockholders	$(85,453)	$(134,018)	$(468,500)	$(404,838)

Net loss per common share - basic and diluted	$(0.32)	$(0.60)	$(1.78)	$(1.88)
Weighted average shares used in computing net loss per common share - basic and diluted	268,363,377	221,949,069	262,740,383	215,484,949
(1) These captions include non-cash stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2006	2005	2006	2005
Customer care & billing operations	$369	$15	$723	$30
Ad sales	579	76	1,527	158
Satellite & terrestrial	667	104	1,639	189
Broadcast	691	78	1,749	162
Operations	570	31	1,572	65
Programming & content	2,644	311	6,662	654
Research & development	2,161	319	5,398	710
General & administrative	6,337	486	17,414	1,295
Retention & support	2,029	501	5,338	961

Total stock-based compensation	$16,047	$1,921	$42,022	$4,224

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$285,339	$710,991
Accounts receivable, net of allowance for doubtful accounts of $6,312 and $3,722	42,586	47,247
Due from related parties	12,275	8,629
Related party prepaid expenses	61,688	54,752
Prepaid programming content	52,324	65,738
Prepaid and other current assets	106,406	55,811

Total current assets	560,618	943,168
Restricted investments	2,674	5,438
System under construction	332,418	216,527
Property and equipment, net of accumulated depreciation and amortization of $724,103 and $600,482	620,851	673,672
DARS license	141,388	141,276
Intangibles, net of accumulated amortization of $7,904 and $6,960	4,958	5,902
Deferred financing fees, net of accumulated amortization of $20,647 and $20,922	42,465	36,735
Related party prepaid expenses, net of current portion	169,936	9,809
Investments	147,603	187,403
Prepaid and other assets, net of current portion	3,879	3,731

Total assets	$2,026,790	$2,223,661

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$31,996	$145,691
Accrued expenses	103,105	154,125
Accrued satellite liability	152,727	104,300
Accrued interest	35,162	5,603
Current portion of long-term debt	14,675	7,608
Due to related parties	22,599	60,750
Subscriber deferred revenue	305,754	275,944
Deferred income	10,081	10,137

Total current liabilities	676,099	764,158
Satellite liability, net of current portion	—	23,285
Long-term debt, net of current portion	1,342,645	1,035,584
Due to related parties, net of current portion	—	53,901
Subscriber deferred revenue, net of current portion	85,325	84,694
Deferred income, net of current portion	134,882	141,073
Other non-current liabilities	41,022	40,018

Total liabilities	2,279,973	2,142,713

(Continued)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(in thousands, except share and per share data)	September 30, 2006	December 31, 2005
	(unaudited)
Commitments and contingencies
Stockholders’ equity (deficit):
Series A convertible preferred stock, par value $0.01 (liquidation preference of $51,370 at September 30, 2006 and December 31, 2005); 15,000,000 shares authorized, 5,393,252 shares issued and outstanding at September 30, 2006 and December 31, 2005	54	54
Series B convertible redeemable preferred stock, par value $0.01 (liquidation preference of $0 and $23,714 at September 30, 2006 and December 31, 2005, respectively); 3,000,000 shares authorized, zero and 474,289 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	—	5
Series C convertible redeemable preferred stock, par value $0.01 (liquidation preference of $119,417 and $114,514 at September 30, 2006 and December 31, 2005, respectively); 250,000 shares authorized, 79,246 shares issued and outstanding at September 30, 2006 and December 31, 2005	1	1
Series D preferred stock, par value $0.01 (liquidation preference of $0 at September 30, 2006 and December 31, 2005); 250,000 shares authorized, no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Class A common stock, par value $0.01; 600,000,000 shares authorized, 268,540,874 shares and 240,701,988 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	2,685	2,407
Class C common stock, par value $0.01; 15,000,000 shares authorized, no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Accumulated other comprehensive income, net of tax	4,533	5,985
Additional paid-in capital	2,981,296	2,852,100
Accumulated deficit	(3,241,752)	(2,779,604)

Total stockholders’ equity (deficit)	(253,183)	80,948

Total liabilities and stockholders’ equity (deficit)	$2,026,790	$2,223,661

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(in thousands)	2006	2005
Cash flows from operating activities:
Net loss	$(462,148)	$(398,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	11,685	5,304
Depreciation and amortization	124,837	106,841
Amortization of deferred income	(7,561)	—
Non-cash loss on impairment of investments	18,926	—
Interest accretion expense	—	33,817
Loss from de-leveraging transactions	100,746	407
Loss on investment in unconsolidated joint venture	—	424
Non-cash loss on equity in affiliates	17,943	—
Amortization of deferred financing fees and debt discount	26,536	14,150
Stock-based compensation	42,022	4,186
(Benefit from) provision for deferred income taxes	(1,251)	1,737
Gain on sale of fixed assets	(4,490)	—
Other	73	157
Changes in operating assets and liabilities:
Increase in accounts receivable	(14,056)	(5,979)
Increase in due from related parties	(3,646)	(6,815)
Decrease (increase) in prepaid programming content	13,414	(65,921)
Increase in prepaid and other assets	(246,063)	(21,115)
Decrease in accounts payable, accrued expenses and other liabilities	(150,257)	(26,123)
Increase (decrease) in accrued interest	29,559	(4,052)
(Decrease) increase in due to related parties	(33,155)	34,257
Increase in subscriber deferred revenue	30,441	151,098
Increase in deferred income	1,314	—

Net cash used in operating activities	(505,131)	(176,017)

Cash flows from investing activities:
Purchase of property and equipment	(46,303)	(42,635)
Additions to system under construction	(120,904)	(102,824)
Proceeds from sale of assets	7,182	—
Purchase of equity investments	—	(27,000)
Net maturity (purchase) of restricted investments	2,815	(954)

Net cash used in investing activities	(157,210)	(173,413)

Cash flows from financing activities:
Proceeds from sale of common stock	—	300,000
Proceeds from exercise of warrants and stock options	5,383	11,466
Proceeds from issuance of 9.75% senior notes due 2014	600,000	—
Proceeds from issuance of senior floating rate notes due 2013	200,000	—
Proceeds from issuance of 1.75% convertible senior notes	—	100,000
Repayment of 14% senior secured discount notes due 2009	(186,545)	—
Repayment of 12% senior secured notes due 2010	(100,000)	(15,000)
Repayment of senior secured floating rate notes due 2009	(200,000)	—
Payment of premiums on de-leveraging transactions	(27,378)	—
Repurchase of Series B convertible redeemable preferred stock	(23,960)	—
Payments on other borrowings	(9,360)	(8,294)
Deferred financing costs	(21,451)	(2,478)

Net cash provided by financing activities	236,689	385,694

Net (decrease) increase in cash and cash equivalents	(425,652)	36,264
Cash and cash equivalents at beginning of period	710,991	717,867

Cash and cash equivalents at end of period	$285,339	$754,131

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

Accordingly, the results of operations for Inc. and its subsidiaries are substantially the same as the results for Holdings and its subsidiaries except that Inc. has:

•	additional rent, less depreciation and amortization expense and less other income, in each case principally related to Inc.’s rental of its corporate headquarters and data center buildings from Holdings, which are intercompany transactions that have been eliminated in the consolidated Holdings financial statements;

•	less interest expense principally related to the additional indebtedness at Holdings;

•	less revenue associated with the amortization of deferred income or equity in earnings from Holdings’ investment in Canadian Satellite Radio;

•	no gains or losses on Holdings’ investments in Canadian Satellite Radio or WorldSpace, Inc.; and

•	less interest income because of additional cash balances at Holdings.

(2) Summary of Significant Accounting Policies and Practices

Principles of Consolidation and Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of XM Satellite Radio Holdings Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated in the unaudited Condensed Consolidated Financial Statements in accordance with FIN No. 46(R). As of September 30, 2006 and December 31, 2005, there were no variable interest entities subject to consolidation by the Company pursuant to FIN No. 46(R).

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Inventory

Inventories are stated at the lower of average cost or market. The Company provides estimated inventory allowances for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Inventories consist of both finished goods and raw materials. The Company had $23.7 million and $26.1 million of inventory at September 30, 2006 and December 31, 2005, respectively, which are included in Prepaid and other current assets on the Condensed Consolidated Balance Sheets.

During the quarter ended September 30, 2006, the Company recorded an inventory write-down charge of $2.3 million as a result of obsolete and excess inventory. The charges are reflected in Cost of merchandise in the unaudited Condensed Consolidated Statements of Operations.

Investments

Investments in marketable equity securities of companies in which XM does not have a controlling interest or is unable to exert significant influence are accounted for at market value if the investments are publicly traded and resale restrictions of less than one year exist (“available-for-sale equity securities”). Unrealized holding gains and losses on marketable available-for-sale equity securities are carried net of taxes as a component of Accumulated other comprehensive income in the Stockholders’ equity in the Condensed Consolidated Balance Sheet.

Investments in equity securities that do not have readily determinable fair values and in which XM does not have a controlling interest or is unable to exert significant influence are recorded at cost, subject to other than temporary impairment (“cost method”).

For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of the Company’s investment in, advances to and commitments to the investee. The Company’s share of net earnings or loss of affiliates is recorded in Other income (expense).

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

The Company adopted SFAS 123R using the modified prospective method which requires that compensation cost recognized subsequent to adoption include the applicable amounts of: (a) compensation cost for share-based payments granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. The Company uses the Black-Scholes option-pricing model to value stock option awards and has elected to treat awards with graded vesting as a single award. For stock option awards granted under the XM Talent Option Plan and stock option awards granted to non-employees under the 1998 Shares Award Plan already accounted for under the expense recognition provisions of SFAS 123, the adoption of SFAS 123R did not have a material impact on the unaudited Condensed Consolidated Statements of Operations or unaudited Condensed Consolidated Statements of Cash Flows.

Net Loss per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin (“SAB”) No. 98, Computations of Earnings Per Share. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing the net loss attributable to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of common shares outstanding

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and dilutive equivalent shares outstanding during the period. Options, warrants and convertible instruments outstanding as of September 30, 2006 to purchase 94 million shares of common stock (90 million of which were vested) were not included in the computation of diluted net loss per common share for the three and nine months ended September 30, 2006 as their inclusion would have been anti-dilutive. Options, warrants and convertible instruments outstanding as of September 30, 2005 to purchase 127 million shares of common stock (120 million of which were vested) were not included in the computation of diluted net loss per common share for the three and nine months ended September 30, 2005 as their inclusion would have been anti-dilutive. Unvested shares of restricted stock in the amount of 2,398,943 and 766,044 as of September 30, 2006 and 2005, respectively, are not included in the computation of basic net loss per common share or in diluted net loss per common share. The Company had a net loss in each of the periods presented, therefore, basic and diluted net loss per common share are the same.

Comprehensive Income or Loss

Accumulated other comprehensive income or loss is reported on the Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities (see Note 5, under the heading “WorldSpace”) and foreign currency translation adjustments (see Note 5, under the heading “Canadian Satellite Radio”) are included in other comprehensive income or loss. However, in the event that an unrealized loss is deemed other than temporary, the loss is recognized in earnings. The components of Comprehensive income or loss as of December 31, 2005 included a $6.0 million unrealized loss on available-for-sale securities. The components of Comprehensive income or loss for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net loss	$(83,819)	$(131,869)	$(462,148)	$(398,390)
Unrealized (loss) on available-for-sale securities	(234)	—	(234)	—
Reclassification adjustment for realized (loss) on available-for-sale securities, net of tax	—	—	(5,985)	—
Foreign currency translation adjustment, net of tax	(346)	—	4,767	—

Total comprehensive loss	$(84,399)	$(131,869)	$(463,600)	$(398,390)

The Company did not record a tax benefit for the unrealized loss on available-for-sale securities for the three and nine months ended September 30, 2006. Reclassification adjustment for realized loss on available-for-sale securities, for the nine months ended September 30, 2006, is shown net of tax benefit of approximately ($3,747,000). Unrealized gain (loss) on the foreign currency translation adjustment, for the three and nine months ended September 30, 3006, is shown net of tax expense (benefit) of approximately ($216,000) and $2,984,000, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB Emerging Issues Task Force issued EITF No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider, which states how a service provider company that depends on specialized equipment should account for consideration paid to the manufacturers and resellers of such equipment. EITF No. 06-1 requires that the service provider recognize payments based on the form of benefit the end-customer receives from the manufacturer or reseller. If the form of benefit is “other than cash” or the service provider does not control the form of benefit provided to the customer, the consideration would be classified as an expense. If the form of benefit is cash, the consideration would be classified as an offset to revenue. The consensus would require retrospective application to all prior periods as of the beginning of the first annual reporting period beginning after June 15, 2007. This Issue is effective for the first annual reporting period beginning after June 15, 2007. The Company is currently evaluating the impact of the adoption of EITF No. 06-1 on its consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company will adopt this Statement effective January 1, 2008. Based on the Company’s current evaluation of this Statement, the Company does not expect the adoption of SFAS No. 157 to have a significant impact on its consolidated results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for annual financial statements issued for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of the adoption of SAB No. 108 on its consolidated results of operations and financial position.

(3) System Under Construction

The Company has capitalized costs including capitalized interest related to the development of its spacecraft system to the extent that they have future benefits. The amounts recorded as system under construction consist of its spacecraft system in the amount of $332.4 million and $216.5 million as of September 30, 2006 and December 31, 2005, respectively.

(4) Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Spacecraft system	$645,036	$645,036
Terrestrial repeater network	264,224	262,255
Spacecraft control and uplink facilities	43,784	40,548
Broadcast facilities	64,802	64,126
Land	8,788	8,788
Buildings and improvements	72,877	66,741
Computer systems, furniture and fixtures, and equipment	245,443	186,660

Total property and equipment	1,344,954	1,274,154
Accumulated depreciation and amortization	(724,103)	(600,482)

Property and equipment, net	$620,851	$673,672

(5) Investments

The Company’s investments consist of an equity method investment, a cost method investment and available-for-sale equity securities. XM’s investments, by category, are as follows (in thousands):

	September 30, 2006	December 31, 2005
Equity method investment	$141,372	$152,337
Cost method investment	480	12,060
Available-for-sale equity securities	5,751	23,006

Total investments	$147,603	$187,403

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidated Statements of Operations over the 15-year expected term of the Agreements. During the three and nine months ended September 30, 2006, XM amortized $2.5 million and $7.6 million, respectively, into income as Other revenue. As of September 30, 2006, the Deferred income balance related to the fair value of shares received was $143.6 million.

•	XM receives a 15% royalty fee for all subscriber fees earned by XM Canada each month for its basic service and a nominal activation fee for each gross activation of an XM Canada subscriber on XM’s system. During the three and nine months ended September 30, 2006, XM accrued $621,000 and $1,353,000, respectively, in subscriber revenue royalty and activation fees and recognized revenue of $23,000 and $39,000, respectively, as Other revenue in the unaudited Condensed Consolidated Statements of Operations. The remaining unrecognized revenue was recorded as Deferred income and will be amortized on a straight-line basis into income over the remaining expected term of the Agreements in accordance with the EITF Issue No. 00-21. As of September 30, 2006, the Deferred income balance related to the subscriber revenue royalty and activation fees was $1.3 million. In subsequent periods, the Company will recognize the pro-rata portion of the current period’s accrued revenue in addition to the amortization for each previous periods’ accrued revenue.

In addition, XM Canada will pay XM $69.1 million for the rights to broadcast and market National Hockey League (“NHL”) games for the 10-year term of XM’s contract with the NHL. The $69.1 million payment is comprised of $57.0 million in license fees and $12.1 million in advertising costs and is required to be paid in ten annual installments ranging from $5.25 million to $7.50 million per year. In accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, XM recognizes these payments “gross as a principal” in Other revenue. During the three and nine months ended September 30, 2006, XM recognized $1.1 million and $3.4 million, respectively, of license fees; and $0 and $0.8 million, respectively, of advertising cost reimbursements, as Other revenue.

During 2006, XM recognized a $4.5 million gain as Other income related to the sale of 78 terrestrial repeaters to XM Canada during 2005. XM Canada purchased these repeaters from XM at their original cost.

XM accounts for its ownership in XM Canada using the equity method of accounting. XM Canada has a fiscal year end of August 31. Therefore, XM will record its share of XM Canada’s net income or loss, using the average currency exchange rate for the period, based on XM Canada’s quarterly periods ending on the last day of February, May, August and November. Summarized unaudited financial information for XM Canada is as follows (US$ in thousands):

		August 31, 2006
Current assets		$61,864
Non-current assets		$259,703
Current liabilities		$15,379
Non-current liabilities		$100,280
Total shareholders’ equity		$205,908

	Three months ended August 31, 2006	Nine months ended August 31, 2006
Revenues	$3,060	$6,120
Net loss	$20,800	$76,930
XM’s share of net loss	$4,853	$17,943

During the three and nine months ended September 30, 2006, XM recorded a currency translation loss of approximately $0.3 million and a currency translation gain of approximately $4.8 million, respectively, as a component of Accumulated other comprehensive income in Stockholders’ equity in the unaudited Condensed Consolidated Balance Sheet. The $0.3 million loss is net of a tax benefit of approximately $0.2 million, which is offset by a corresponding $0.2 million provision for deferred income taxes. The $4.8 million gain is net of a tax expense of approximately $3.0 million, which is offset by a corresponding $3.0 million benefit to the provision for deferred income taxes. As of September 30, 2006, the Company’s investment in XM Canada had a carrying value of approximately $141.3 million and the amount due from XM Canada was $2.3 million, which is included in Prepaid and other current assets in the unaudited Condensed Consolidated Balance Sheet.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cost Method Investment and Available-for-Sale Equity Securities

WorldSpace

On July 18, 2005, XM acquired 1,562,500 shares of Class A common stock of WorldSpace, Inc. (“WSI”) and a warrant to purchase at WSI’s initial public offering price of $21.00 an additional aggregate number of shares equal to $37.5 million, subject to certain operational vesting conditions, in exchange for $25 million. XM allocated its $25 million investment between the two financial instruments, $12.9 million to the Class A common stock and $12.1 million to the warrant. XM accounts for its investment in WSI Class A common stock as available-for-sale securities and accounts for its investment in the warrant under the cost method, subject to other than temporary impairment. WorldSpace provides certain programming in exchange for a fixed monthly fee under an amended programming agreement that extends through June 7, 2009.

During 2006, the Company reduced the carrying values of its investments in WSI common stock and warrant due to decreases in fair values that were considered to be other than temporary and recorded impairment charges of $7.3 million and $11.6 million, respectively, to Other expense in the unaudited Condensed Consolidated Statements of Operations. As of September 30, 2006, the carrying values of the Company’s investments in WSI common stock and warrant were $5.8 million (which included $0.2 of unrealized losses) and $0.5 million, respectively.

(6) Deferred Financing Fees

Deferred financing fees consist of the following (in thousands):

	September 30, 2006	December 31, 2005
14% senior secured discount notes due 2009	$—	$3,486
12% senior secured notes due 2010	—	3,590
10% senior secured discount convertible notes due 2009	4,305	7,740
9.75% senior notes due 2014	16,091	—
Senior secured floating rate notes due 2009	—	4,814
Senior floating rate notes due 2013	5,354	—
1.75% convertible senior notes due 2009	10,066	10,066
Valuation of warrants issued to related party in conjunction with credit facilities	25,151	25,151
Valuation of warrants issued to related party in conjunction with the issuance of 10% senior secured discount convertible notes	1,623	2,288
Valuation of warrants issued to vendors	18	18
Mortgage	504	504

Total deferred financing fees	63,112	57,657
Accumulated amortization	(20,647)	(20,922)

Deferred financing fees, net	$42,465	$36,735

(7) Long-Term Debt

The following table presents a summary of the debt activity for the nine months ended September 30, 2006 (in thousands).

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2005	Issuances / Additions	Discount Amortization	Principal Payments	Retirements / Extinguishments	September 30, 2006
14% senior secured discount notes due 2009	$186,545	$—	$—	$—	$(186,545)	$—
Less: discount	(39,993)	—	2,390	—	37,603	—
12% senior secured notes due 2010	100,000	—	—	—	(100,000)	—
10% senior secured discount convertible notes due 2009	179,898	—	—	—	(79,940)	99,958
Less: discount	(36,426)	—	3,403	—	14,934	(18,089)
9.75% senior notes due 2014	—	600,000	—	—	—	600,000
Senior secured floating rate notes due 2009	200,000	—	—	—	(200,000)	—
Senior floating rate notes due 2013	—	200,000	—	—	—	200,000
1.75% convertible senior notes due 2009	400,000	—	—	—	—	400,000
Mortgages	39,455	—	—	(439)	—	39,016
Notes payable	3	—	—	(3)	—	—
Capital leases	13,710	31,643	—	(8,918)	—	36,435

Total debt	1,043,192	$831,643	$5,793	$(9,360)	$(513,948)	1,357,320

Less: current portion	7,608					14,675

Long-term debt, net of current portion	$1,035,584					$1,342,645

$800 million Private Debt Offering

On May 1, 2006, the Company announced that Inc. had completed an $800 million private debt offering consisting of $600 million of unsecured 9.75% Senior Notes due 2014 and $200 million of unsecured Senior Floating Rate Notes due 2013 with an initial interest rate of 9.6%. Inc. used the proceeds of the debt offering to repurchase or redeem existing secured notes due in 2009 and 2010 and to retire approximately $320 million of the remaining fixed payment obligations under Inc.’s distribution agreement with General Motors that would have come due in 2007, 2008 and 2009. The Company has effectively replaced $486.5 million of senior secured debt with interest rates ranging from 10.63% to 14% and maturities in 2009 and 2010 (as well as covering redemption premiums and transaction costs) and $320 million of fixed payment obligations to General Motors due in 2007 through 2009, or $806.5 million of obligations, with $800 million of senior unsecured debt with current interest rates from 9.75% to 9.87% and maturities in 2013 and 2014.

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

9.75% Senior Notes due 2014

The aggregate principal balance of the unsecured 9.75% Senior Notes due 2014 outstanding as of September 30, 2006 is $600 million. Interest is payable semi-annually on May 1 and November 1 at a rate of 9.75% per annum. The notes are unsecured and will mature on May 1, 2014. The Company, at its option, may redeem the notes at declining redemption prices at any time on or after May 1, 2010, subject to certain restrictions. Prior to May 1, 2010, the Company may redeem the notes, in whole or in part, at a price equal to 100% of the principal amount thereof, plus a make-whole premium and accrued and unpaid interest to the date of redemption. The notes are subject to covenants that, among other things, limit Inc.’s ability and the ability of

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain of Inc.’s subsidiaries to incur additional indebtedness; pay dividends on, redeem or repurchase Inc.’s capital stock; make investments; engage in transactions with affiliates; create certain liens; or consolidate, merge or transfer all or substantially all of Inc.’s assets and the assets of Inc.’s subsidiaries on a consolidated basis.

Senior Floating Rate Notes due 2013

The aggregate principal balance of the unsecured Senior Floating Rate Notes due 2013 outstanding as of September 30, 2006 is $200 million. Interest is payable quarterly on May 1, August 1, November 1 and February 1 at a rate currently set at 9.87% per annum through August 1, 2006. Thereafter, the rate is reset quarterly to 450 basis points over the three-month LIBOR. The notes are unsecured and will mature on May 1, 2013. The Company, at its option, may redeem the notes at declining redemption prices at any time on or after May 1, 2008, subject to certain restrictions. Prior to May 1, 2008, the Company may redeem the notes, in whole or in part, at a price equal to 100% of the principal amount thereof, plus a make-whole premium and accrued and unpaid interest to the date of redemption. The notes are subject to covenants that, among other things, limit Inc.’s ability and the ability of certain of Inc.’s subsidiaries to incur additional indebtedness; pay dividends on, redeem or repurchase Inc.’s capital stock; make investments; engage in transactions with affiliates; create certain liens; or consolidate, merge or transfer all or substantially all of Inc.’s assets and the assets of Inc.’s subsidiaries on a consolidated basis.

$250 million Senior Secured Revolving Credit Facility

On May 5, 2006, Inc., in conjunction with the refinancing, entered into a new $250 million revolving credit facility with a group of banks. Inc. has the right to increase the size of the facility by up to $100 million, with any increase to be syndicated on a “best efforts” basis with no lender being required to increase its commitment. For as long as more than $75 million in the aggregate of Inc.’s existing senior secured notes remain outstanding, borrowings under the facility will be limited to $50 million. As further discussed in Note 14, the Company incentivized the conversion of some of its 10% senior secured discount convertible notes due 2009 on October 24, 2006, which gave the Company full borrowing capacity under the facility.

The facility has a term of three years and is expected to serve as a standby facility for additional liquidity. Borrowings under the facility will bear interest at a rate of LIBOR plus 150 to 225 basis points or an alternate base rate, to be the higher of the JPMorgan Chase prime rate and the Federal Funds rate plus 50 basis points, in each case plus 50 to 125 basis points. The facility includes a $120 million sublimit for letters of credit and a $5 million sublimit for swingline loans. Inc. expects to pay a commitment fee of 37.5 to 50 basis points per year on unused portions of the facility. The new credit facility is secured by substantially all of Inc.’s assets other than specified property. The facility includes customary events of default and requires Inc. to maintain at all times unrestricted cash and cash equivalents of at least $75 million. The facility also includes customary conditions to draw, including Inc. not undergoing any material adverse change. As of September 30, 2006 there were no amounts outstanding or letters of credit issued under the credit facility.

(8) 2006 De-leveraging Transactions

Through the cash tender offer, redemptions and other transactions discussed in Note 7 and this Note 8, the Company de-leveraged $513.9 million carrying value, or $566.5 million fully accreted face value at maturity for $532.4 million in cash consideration, which included $19.3 million of accrued interest, and 26.2 million shares of Class A common stock. The Company recorded a de-leveraging loss of $100.7 million from these extinguishments in Other income (expense) on the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2006. This includes the following de-leveraging transactions:

14% Senior Secured Discount Notes due 2009

During the first nine months of 2006, the Company repurchased or redeemed $148.7 million aggregate carrying value, or $186.5 million aggregate fully accreted face value at maturity, of its 14% Senior Secured Discount Notes due 2009, for a redemption price of $209.6 million, including accrued interest of $9.6 million. As a result of the transaction, the Company recorded a de-leveraging charge of $52.7 million; consisting of a redemption premium of $13.5 million, unamortized debt issuance costs of $1.3 million and unamortized discounts of $37.6 million.

12% Senior Secured Notes due 2010

During the first nine months of 2006, the Company repurchased $100.0 million aggregate carrying value and fully accreted face value at maturity, of its 12% Senior Secured Notes due 2010 for a redemption price of $117.2 million, including accrued interest of $4.5 million. As a result of the redemption, the Company recorded a de-leveraging charge

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of $15.5 million; consisting of a redemption premium of $12.7 million and unamortized debt issuance costs of $2.4 million.

10% Senior Secured Discount Convertible Notes due 2009

During the first nine months of 2006, the Company exchanged $65.1 million aggregate carrying value, or $80.0 million aggregate fully accreted face value at maturity, of its 10% Senior Secured Discount Convertible Notes due 2009 by issuing approximately 26.2 million shares of Class A common stock. In connection with these exchanges, the Company recorded a de-leveraging charge consisting of a redemption premium of $28.4 million. In addition, the Company wrote-off an unamortized beneficial conversion feature of $14.9 million to interest expense and unamortized debt issuance costs of $2.1 million to Additional paid-in capital. Further de-leveraging after the end of the period is discussed in Note 14.

Senior Secured Floating Rate Notes due 2009

During the first nine months of 2006, the Company repurchased or redeemed $200.0 million aggregate carrying value and fully accreted face value at maturity, of its Senior Secured Floating Rate Notes due 2009 for a redemption price of $205.6 million, including accrued interest of $5.2 million. As a result of the transaction, the Company recorded a de-leveraging charge of $4.1 million; consisting of a redemption premium of $0.4 million and unamortized debt issuance costs of $3.7 million.

(9) Equity Transactions

Repurchases of Series B Convertible Redeemable Preferred Stock

In April 2006, the Company repurchased 366,304 shares of its 8.25% Series B convertible redeemable preferred stock, for approximately $18.3 million (or $50.00 per share). In June 2006, the Company repurchased the remaining 107,985 shares of 8.25% Series B convertible redeemable preferred stock, for approximately $5.6 million (or $51.65 per share). These repurchases included an aggregate premium of $755,000 and accrued dividends of $68,000 (included in net loss attributable to common stockholders), but excluded approximately $260,000 of accrued dividends that were forgiven.

Conversion of Series C Convertible Redeemable Preferred Stock

As further discussed in Note 14, the Company entered into agreements with its remaining holders of its 8.25% Series C convertible redeemable preferred stock to convert the outstanding shares into shares of the Company’s Class A common stock.

(10) Stock-Based Compensation

The Company has three stock-based compensation plans. It is the practice of the Company to satisfy awards and options granted under these plans through the issuance of new shares. During the three and nine months ended September 30, 2006, the Company recognized compensation expense of $16.0 million and $42.0 million, respectively. During the three and nine months ended September 30, 2005, the Company recognized compensation expense of $1.9 million and $4.2 million, respectively. In each of the periods described above, compensation expense was recorded in the unaudited Condensed Consolidated Statements of Operations related to these plans. For a summarized schedule of the distribution of stock-based compensation expense, see the appended footnote to the unaudited Condensed Consolidated Statements of Operations on page 4 of this Form 10-Q. The Company did not capitalize any stock-based compensation cost during the three and nine months ended September 30, 2006 and 2005, respectively. The Company did not realize any income tax benefits from stock-based payment plans during the three and nine months ended September 30, 2006 and 2005, respectively, as a result of a full valuation allowance that is maintained for substantially all net deferred tax assets.

1998 Shares Award Plan and XM Talent Option Plan

On June 1, 1998, the Company adopted the 1998 Shares Award Plan (“1998 Plan”) under which employees, consultants and non-employee directors may be granted stock options and restricted stock for up to 25,000,000 shares of the Company’s Class A common stock. Stock option awards and restricted stock awards under the 1998 Plan generally vest ratably over three years based on continuous service. Restrictions on restricted stock awards lapse as vesting occurs. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. At September 30, 2006, there were 1,464,714 shares available under the 1998 Plan for future grant.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In May 2000, the Company adopted the XM Talent Option Plan (“Talent Plan”) under which non-employee programming consultants to the Company may be granted stock options for up to 500,000 shares of the Company’s Class A common stock, which shares are reserved under the Talent Plan. Stock option awards under the Talent Plan generally vest ratably over three years based on continuous service. These stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. At September 30, 2006, there were 340,000 options available under the Talent Plan for future grant.

Stock Options—The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three months ended September 30,
	2006	2005
Expected dividend yield	0%	0%
Expected volatility (1)	51%	40%
Risk-free interest rate (2)	4.59%	4.13%
Expected term (3)	6 Years	5 Years

(1)	Expected volatilities are based on implied volatilities from publicly traded options on the Company’s stock.
(2)	The risk-free rate for periods within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	The expected term for 2006 is calculated as the average between the vesting term and the contractual term, weighted by tranche, pursuant to SAB 107.

A summary of the status of the Company’s aggregate stock option awards under the 1998 Plan and the Talent Plan as of September 30, 2006, and activity during the nine months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2006	14,569,012	$17.81
Granted	2,433,899	$18.95
Exercised	(500,658)	$7.93
Forfeited or expired	(689,326)	$27.33

Outstanding, September 30, 2006	15,812,927	$17.88	6.87	$28,996
Vested and expected to vest, September 30, 2006	15,537,419	$17.88	6.87	$28,491
Exercisable, September 30, 2006	10,992,098	$15.75	6.08	$28,541

The per share weighted-average fair value of stock option awards granted during the nine months ended September 30, 2006 and 2005 was $9.60 and $12.89, respectively, on the date of grant. The total intrinsic value of stock option awards exercised during the nine months ended September 30, 2006 and 2005 was $6.3 million, and $18.9 million, respectively. As of September 30, 2006, there was $42.3 million of total unrecognized compensation cost related to stock option awards granted under the 1998 Plan and Talent Plan. The weighted-average period over which the compensation expense for these awards is expected to be recognized was 1.72 years.

Restricted Stock—A summary of the status of the Company’s restricted stock as of September 30, 2006, and changes during the nine months then ended is presented below:

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Shares	Weighted-Average Grant Date Fair Value
Nonvested, January 1, 2006	833,544	$28.70
Granted	1,983,627	$18.99
Vested	(274,394)	$27.24
Forfeited	(143,834)	$25.84

Nonvested, September 30, 2006	2,398,943	$21.01

The fair value of each restricted stock award is the market value, as determined by the last sale price of the Company’s Class A common stock on The NASDAQ National Market, of the stock as if it were vested and issued on the grant date. As of September 30, 2006 and December 31, 2005, there was $43.8 million and $18.1 million, respectively, of total unrecognized compensation cost related to restricted stock granted under the 1998 Plan. The September 30, 2006 unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.3 years.

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

Under the provisions of SFAS 123R, the Company’s ESPP is considered a compensatory plan due to the greater than 5% discount and the “look-back option.” Effective January 1, 2006, the Company began recognizing compensation cost related to the ESPP. Compensation expense recognized pursuant to the ESPP is not material to the unaudited Condensed Consolidated Statements of Operations. As of September 30, 2006 and 2005, the Company had issued a cumulative total of 693,768 and 603,544 shares, respectively, under this plan. The weighted-average grant date fair value for shares issued during the three and nine months ended September 30, 2006 was $10.97 and $13.68, respectively, per share. The remaining shares available for issuance under the ESPP at September 30, 2006 were 306,232.

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

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss attributable to common stockholders, as reported	$(134,018)	$(404,838)
Add: Stock-based employee compensation expense included in net loss	1,816	3,603
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(11,219)	(31,097)

Pro forma net loss	$(143,421)	$(432,332)

As reported - net loss per common share: basic and diluted	$(0.60)	$(1.88)
Pro forma - net loss per common share: basic and diluted	$(0.65)	$(2.01)

For SFAS No. 123 disclosures purposes, the weighted average fair value of each employee option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company is a party to a long-term distribution agreement with General Motors that provides for the installation of XM radios in General Motors vehicles, as further described in Note 13. The Company has an agreement with GM to make available use of the Company’s bandwidth. The Company has arrangements with American Honda relating to the promotion of the XM Service to new car buyers, the use of bandwidth on the XM System and the development of telematics services and technologies. As of September 30, 2006, the Company is engaged in activities with GM and Honda to jointly promote new car buyers to subscribe to the XM service. At September 30, 2006, there were 613,854 subscribers in promotional periods (typically ranging from three months to one year in duration) paid for by the vehicle manufacturers. These subscriptions are included in the Company’s quarter-end subscriber total. Subscriber revenues received from GM and Honda for these programs are recorded as related party revenue. GM is one of the Company’s shareholders and Chester A. Huber, Jr., the President of OnStar Corporation, a subsidiary of General Motors, is a member of the Company’s board of directors. John W. Mendel, a member of the Company’s board of directors, is Senior Vice President, automobile operations of American Honda Motor Co., Inc.

The Company had the following related party balances at September 30, 2006 and December 31, 2005 (in thousands):

	Due from		Prepaid expense		Due to
	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
GM	$11,000	$6,957	$230,374	$59,561	$21,626	$114,282
Honda	1,275	1,672	1,250	5,000	973	369

Total	$12,275	$8,629	$231,624	$64,561	$22,599	$114,651

The Company earned the following total revenue in connection with sales to related parties described above (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
GM	$7,232	$9,312	$20,051	$20,923
Honda	4,286	3,118	12,711	7,719

Total	$11,518	$12,430	$32,762	$28,642

The Company has relied upon certain related parties for technical, marketing and other services. The Company has incurred the following costs in transactions with the related parties described above (in thousands):

	Three months ended September 30, 2006		Three months ended September 30, 2005
	GM	Honda	GM	Honda
Research & development	$—	$1,250	$—	$1,250
Customer care & billing operations	75	—	63	—
Marketing	48,601	817	55,068	525

Total	$48,676	$2,067	$55,131	$1,775

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine months ended September 30, 2006		Nine months ended September 30, 2005
	GM	Honda	GM	Honda
Research & development	$—	$3,750	$—	$3,750
Customer care & billing operations	263	—	174	—
Marketing	162,181	1,762	151,235	1,385

Total	$162,444	$5,512	$151,409	$5,135

In addition to the aforementioned related parties, the Company has transactions with an equity method investee, XM Canada, which are more fully discussed in Note 5.

(12) Supplemental Cash Flows Disclosures

The Company paid $30.3 million and $27.3 million for interest, net of amounts capitalized to System under construction of $18.0 million and $18.6 million, during the nine months ended September 30, 2006 and 2005, respectively. Additionally, the Company incurred the following non-cash financing and investing activities (in thousands):

	Nine months ended September 30,
	2006	2005
Accrued system construction costs	$59,202	$16,310
Conversion of 10% senior secured discount convertible notes due 2009 to Class A common stock	79,940	—
Non-cash loss from de-leveraging transactions	73,367	—
Write-off of deferred financing costs to equity in connection with the conversion of 10% Senior secured discount convertible notes due 2009	2,152	—
Property acquired through capital leases	31,643	12,405
Assumption of debt on purchase of building	—	6,630
Issuance of warrants for satellite contract	—	4,868
Issuance of warrants for deferred financing fees	—	150

(13) Commitments and Contingencies

Satellite System

Satellite Deployment Plan—The Company launched its first two satellites, XM-1 and XM-2 in the first half of 2001 prior to the commencement of commercial operations. These satellites suffer from a progressive solar array power degradation issue that is common to the first six Boeing 702 class satellites in orbit—XM-2 and XM-1 were the fifth and sixth Boeing 702s launched. In February 2005, the Company launched XM-3. XM-3 was placed into one of the Company’s orbital slots and beginning in April 2005 is being used to transmit the XM service. During the second quarter of 2005, the Company collocated XM-1 with XM-2 in the other orbital slot. The Company successfully launched its fourth satellite (“XM-4”) into geosynchronous transfer orbit on October 30, 2006. Following positioning in geostationary orbit and extensive in-orbit testing, XM-4 is currently scheduled for handover to the Company in December 2006. During the second quarter of 2005, XM entered into a contract to construct a fifth and spare satellite (“XM-5”), expected to be completed by late 2007 or early 2008, for use as a ground spare or to be available for launch in the event there is an early operations failure of XM-4.

Satellite Insurance Settlement Update— In July 2004, the Company reached agreement with insurers covering 80 percent of the aggregate sum insured in connection with the progressive solar array power degradation issue that is common to the first six Boeing 702 class satellites put in orbit (XM-2 and XM-1 were the fifth and sixth Boeing 702s launched). The settlement was at a rate equal to 44.5 percent of the proportionate amount covered by each of these insurers, representing a total recovery of approximately $142 million from these insurers. The Company was recently notified that it was not successful in its arbitration claim against the remaining insurers, and will not receive any further insurance proceeds with regard to this issue. The result of this arbitration did not affect the July 2004 agreements with respect to the 80 percent of the aggregate sum insured.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Satellite Contracts and Other Costs: XM-1, XM-2, XM-3, XM-4 and XM-5—As of September 30, 2006, the Company has paid approximately $771.2 million, including manufacturing and launch costs, financing charges, in-orbit performance incentives and additional costs for collocation, under the satellite contracts related to XM-1, XM-2, XM-3, XM-4 and XM-5. The Company originally entered into its satellite contract with Boeing Satellite Systems International, Inc. (“BSS”) in March 1998, and has subsequently amended the contract, including most recently in July 2006. Under the satellite contract, BSS has delivered three satellites in-orbit, XM-1, XM-2 and XM-3, and one satellite on the ground (XM-4), supplied ground equipment and software used in the XM Radio system and provided certain launch and operations support services. In August 2003, XM contracted with Sea Launch Company, LLC (“Sea Launch”) for the associated launch services for the XM-4 satellite, and in September 2006, the Company exercised an option in the Sea Launch contract for launch services for XM-5. In June 2005, the Company awarded a contract to Space Systems/Loral (“SS/L”) for the design and construction of its fifth satellite, XM-5. Construction of XM-5 is expected to be completed by late 2007 or early 2008.

XM-3—In February 2005, the Company launched its XM-3 satellite. XM-3 was modified to correct the solar array degradation issues experienced by XM-1 and XM-2, as well as to optimize XM-3 for the specific orbital slot into which it has been placed. As of September 30, 2006, with respect to XM-3, the Company has deferred payment of construction costs of $15 million at an interest rate of 8% through January 2007, which is included in Accrued satellite liability. BSS has the right to earn performance incentive payments of up to $25.9 million, excluding interest, based on the in-orbit performance of XM-3 over its design life of fifteen years. The Company has in-orbit insurance for XM-3 through February 2007.

XM-4—Under its contracts with BSS and Sea Launch, the Company has committed to pay a total of $187.7 million for XM-4 and the associated launch services, excluding in-orbit performance incentives and financing charges on certain amounts deferred prior to launch. As of September 30, 2006, satellite construction and launch costs aggregating approximately $174.2 million had been incurred, of which $93.7 million has been paid, $2.3 million is due currently and $78.2 million was deferred until launch (subsequently paid in October 2006) and is included in Accrued satellite liability. Interest on the deferred amount accrued monthly at a rate of 10.75% per annum and is being paid on a current basis. The remaining portion of the fixed costs for XM-4 and the associated launch services are payable during the remainder of 2006 with the last payment due one month following launch.

After launch of XM-4 on October 30, 2006, BSS has the right to earn performance incentive payments of up to $12 million, plus interest, over the first twelve years of in-orbit life, up to $7.5 million for high performance (above baseline specifications) during the first fifteen years of in-orbit life, and up to $10 million for continued high performance across the five year period beyond the fifteen year design life. The Company has launch plus one year of in-orbit insurance for XM-4 and five years of in-orbit insurance for a portion of XM-4. These policies run concurrently.

XM-5—During the second quarter of 2005, XM entered into a contract with SS/L to construct a spare satellite. Upon the award of the XM-5 contract, SS/L began construction of the satellite. Approximately two years before, on July 15, 2003, SS/L, its parent, Loral Space & Communications Ltd. and certain other affiliated entities (collectively, the “Debtors”) commenced voluntary Chapter 11 bankruptcy cases under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”), which cases are being jointly administered under lead case number 03-41710. Pursuant to an order entered on July 20, 2005, the Court approved the Company’s contract with SS/L. On August 1, 2005, the Court entered an order confirming the Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Reorganization Plan”). The Reorganization Plan became effective on November 21, 2005. Pursuant to the terms of the Company’s contract with SS/L, the Company is required to make construction payments on XM-5 into an escrow account until the occurrence of an “Emergence Date” as defined in the contract. Although the contractually-defined “Emergence Date” has not occurred, XM has authorized the escrow agent to release certain escrowed funds to SS/L to cover SS/L’s costs incurred as is reasonably necessary for SS/L to continue performing work under the contract. As of September 30, 2006, with respect to XM-5, the Company has paid $40.0 million and deferred payment of construction costs of $59.5 million at an interest rate of 8% through January 2007, which is included in Accrued satellite liability.

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

make a subscriber acquisition payment to GM for each person who becomes and remains an XM subscriber through the purchase of a GM vehicle.

In April 2006, the Company amended the distribution agreement pursuant to which the Company made a prepayment in May 2006 in the amount of $237 million to General Motors to retire approximately $320 million of the remaining fixed payment obligations that would have come due in 2007, 2008, and 2009. The April 2006 amendments eliminated the Company’s ability to make up to $35 million of subscriber acquisition payments in the form of indebtedness or shares of the Company’s Class A common stock. In addition, the Company’s credit facility with General Motors was increased from $100 million to $150 million. The GM facility will terminate when the Company achieves investment grade status. The amendments also provide that the security arrangements on the GM facility will be unsecured until the first draw under the new credit facility and then secured on a second priority basis behind the secured indebtedness permitted to be incurred under the new credit facility. As of September 30, 2006, the Company has $26.0 million of current prepaid expense to related party and $156.1 million of non-current prepaid expense to related party in connection with the guaranteed fixed payments, as the result of a prepayment of $237 million to GM in May 2006.

In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than eight million GM vehicles with installed XM radios (at which point the percentage remains constant). Accordingly, the revenue share expense is recognized as the related subscription revenue is earned. As of September 30, 2006, the Company has $34.4 million of current prepaid expense to related party and $13.8 million of non-current prepaid expense to related party in connection with this revenue sharing arrangement. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which the Company must reimburse GM. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius Satellite Radio’s service. The agreement was subject to renegotiation if as of November 2005, and will be subject to renegotiation at two-year intervals thereafter, GM did or does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years are the lesser of 600,000 units per year or amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, by November 2007 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market. The Company was significantly exceeding the minimum levels at September 30, 2006. For the three and nine months ended September 30, 2006, the Company incurred total costs of $48.7 million and $162.4 million, respectively, under the distribution agreement. For the three and nine months ended September 30, 2005, the Company incurred total costs of $55.1 million and $151.4 million, respectively, under the distribution agreement.

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

Legal Proceedings

The Company is currently subject to claims, potential claims, inquiries or investigations, or party to legal proceedings, in various matters described below. In addition, in the ordinary course of business the Company becomes aware from time to time of claims, potential claims, inquiries or investigations, or may become party to legal proceedings arising out of various matters, such as contract matters, employment related matters, issues relating to its repeater network, product liability issues, copyright, patent, trademark or other intellectual property matters and other federal regulatory matters.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Litigation and Arbitration

Securities class action — A consolidated action is pending in the United States District Court for the District of Columbia on behalf of a purported nationwide class of purchasers of the Company’s common stock between July 28, 2005 and February 16, 2006 against the Company and its chief executive officer. The complaint, as amended in September 2006, seeks an unspecified amount of damages and claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, alleging various statements made during the putative class period by the Company and its management failed to project accurately or disclose in a timely manner the amount of higher costs to obtain subscribers during the fourth quarter of 2005. The Company anticipates filing a motion to dismiss this matter.

The Company believes the allegations are without merit, and intends to vigorously defend this matter. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc and Warner Bros. Records Inc. v. XM Satellite Radio Inc. — Plaintiffs filed this action in the United States District Court for the Southern District of New York on May 16, 2006. The complaint seeks monetary damages and equitable relief, alleging that recently introduced XM radios that also have MP3 functionality infringe upon plaintiffs’ copyrighted sound recordings. The Company has filed a motion to dismiss this matter.

The Company believes these allegations are without merit and that these products comply with applicable copyright law, including the Audio Home Recording Act, and intends to vigorously defend the matter. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. — Plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on January 10, 2006 on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that the Company engaged in a deceptive trade practice under Arkansas and other state laws by representing that its music channels are commercial-free. The Company has filed an answer to the complaint, and instituted an arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in its customer service agreement. The arbitration has been stayed pending judicial determination whether a court or the arbitrator decides arbitrability. The matter is currently pending before the United States Court of Appeals for the Eight Circuit from the denial of a stay by the district court. The Company believes the suit is without merit and intends to vigorously defend the matter. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

Copyright Royalty Board Arbitration — The Company is participating in a Copyright Royalty Board (CRB) proceeding in order to set the royalty rate payable by the Company under the statutory license covering its performance of sound recordings over the XM system for the six year period starting in January 2007. The Company and Sirius have recently filed their direct cases with the CRB proposing a rate of 0.88% of each of their adjusted gross revenues for this statutory license. SoundExchange, a collective operated on behalf of owners of copyrighted recordings, such as the major record labels, has filed a direct case proposing a rate increasing from 10% of adjusted gross revenues for the first year of the license increasing each year to over 23% during the final year of the license term; their requested guaranteed minimums could result in a rate in excess of the foregoing percentages. The Company is also participating in a concurrent proceeding to set the royalty rate payable by the Company under the statutory license covering its performance of sound recordings over XM channels transmitted over the DIRECTV satellite television system. The Company anticipates that hearings in these matters will take place in early 2007, and that the CRB will render its decision by the end of 2007. There can be no assurance regarding the ultimate outcome of these matters, or their significance to the Company’s business, consolidated results of operations or financial position.

Satellite Insurance Settlement Update — In July 2004, the Company reached agreement with insurers covering 80 percent of the aggregate sum insured in connection with the progressive solar array power degradation issue that is common to the first six Boeing 702 class satellites put in orbit (XM-2 and XM-1 were the fifth and sixth Boeing 702s launched). The settlement was at a rate equal to 44.5 percent of the proportionate amount covered by each of these insurers, representing a total recovery of approximately $142 million from these insurers. The Company was recently notified that it was not successful in its arbitration claim against the remaining insurers, and will not receive any further insurance proceeds with regard to this issue. The result of this arbitration did not affect the July 2004 agreements with respect to the 80 percent of the aggregate sum insured.

Regulatory Matters and Inquiries

Federal Communication Commission (“FCC”)

FCC Receiver Matter — As the Company has previously disclosed, it has received inquiries from, and responded to, the Federal Communications Commission regarding FM modulator wireless transmitters in various XM radios not in compliance with permissible emission limits. No health or safety issues have been involved with these wireless XM radios.

The Company has implemented a series of design and installation modifications, and through October 2006, the Company obtained new certifications for six models of modified XM radios using its new SureConnect technology. Radios using the SureConnect technology are expected to be available at retail for the holiday shopping season. In addition, the Company has implemented a regulatory compliance plan, including the appointment of an FCC regulatory compliance officer, to monitor FCC regulatory compliance, specifically with reference to the design, verification/certification, and production of XM radio receivers.

The Company has been submitting documents to the FCC and is in discussions with the FCC to resolve this matter. The Company cannot predict at this time the extent of any further actions that it will need to undertake or any financial obligations it may incur.

There can be no assurance regarding the ultimate outcome of this matter, or its significance to the Company’s business, consolidated results of operations or financial position.

FCC Repeater Network Matter — The Company has recently filed for both a 30-day Special Temporary Authority (STA) and a 180-day STA with respect to its terrestrial repeater network. The Company is seeking authority to continue to operate its entire repeater network despite the fact that the characteristics of certain repeaters, as built, differ from the submitted data in the original STAs granted for its repeater network. These differences include some repeaters not being built in the exact locations, or with the same antenna heights, power levels, or antenna characteristics than set forth in the earlier STAs. Prior to making these recent filings, the Company reduced the power or discontinued operation of certain repeaters. As a result, the Company believes that service quality in portions of the affected metro areas has been somewhat reduced, including in terms of more frequent interruptions and/or occasional outages to the service. There has been no impact on the satellite signal. The Company has recently held meetings with the staff of the FCC regarding these matters. The Company’s deployment of terrestrial repeaters may be affected by the FCC’s further actions, when taken. There can be no assurance regarding the ultimate outcome of this matter, or its significance to the Company’s business, consolidated results of operations or financial position.

These recent STA requests are distinct from (and if granted would modify) the STAs originally granted by the FCC relating to the Company’s commencing and continuing operation of the repeater network. As the Company has been disclosing for many years, the FCC has not yet issued final rules permitting the Company (or Sirius) to deploy terrestrial repeaters, and the Company has been deploying and operating its repeater network based on those early STAs and requests the Company has filed previously to extend the time periods of those STAs, which have expired. The Company (and Sirius) and others have been requesting that the FCC establish final rules for repeater deployment.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Federal Trade Commission (“FTC”)

FTC Inquiry — On April 25, 2006, the Company received a letter from the Federal Trade Commission stating that they are conducting an inquiry into whether its activities are in compliance with various acts, including the FTC Act, the Telemarketing Sales Rule, the Truth in Lending Act and the CAN-SPAM Act. This letter requests information about a variety of the Company’s marketing activities, including free trial periods, rebates, telemarketing activities, billing and customer complaints.

The Company has been submitting documents to the agency in response to the letter and is cooperating fully with this inquiry. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

Securities and Exchange Commission (“SEC”)

SEC Inquiry — As previously disclosed, by letter dated August 31, 2006 and subsequent follow-up letters, the Staff of the Securities and Exchange Commission (“SEC”) requested that the Company voluntarily provide documents to the Staff, including information relating to its subscriber targets, costs associated with attempting to reach those targets during the third and fourth quarters of 2005, the departure of Mr. Roberts from its board of directors, its historic practices regarding stock options and certain other matters. In this connection, the Company retained outside counsel, who engaged an independent accounting advisor, to conduct a review of its stock option practices. The inquiry did not reveal the existence of material errors in any prior financial statements.

The Company has been submitting documents to the SEC in response to their requests and is cooperating fully with this inquiry. There can be no assurance regarding the ultimate outcome of these SEC matters, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14) Subsequent Events

On September 22, 2006, the Company entered into agreements to issue an aggregate of approximately 28.9 million shares of Class A common stock in exchange for approximately $42.6 million aggregate principal amount at maturity of its 10% Senior Secured Discount Convertible Notes due 2009 and 79,246 shares of its 8.25% Series C Convertible Redeemable Preferred Stock. The agreements were entered into with American Honda Motor Co., Inc., a holder of its 10% notes and Series C preferred stock, George Haywood, a former member of the board of directors and a holder of its 10% notes and another holder of its Series C preferred stock. These transactions closed on October 24, 2006 and November 8, 2006. The terms of these agreements with respect to the 10% notes were substantially similar to prior agreements entered into between the Company and Bear Stearns, Royal Bank of Canada and Eastbourne Capital in late 2005 and early 2006 except that the September 22 agreements were based on the closing price of its Class A common stock on September 21, 2006. The terms of these agreements with respect to the Series C preferred stock were as if the Company had called the Series C preferred stock for redemption in the normal course.

On September 26, 2006, the Company commenced a tender offer to incentivize the conversion of any and all of the other outstanding 10% notes by offering $320.80, payable solely in shares of the Company’s Class A common stock, for each $1,000 of 10% notes validly tendered for conversion. The tender offer is being made to all of the remaining holders of 10% notes. The terms for exchange of Class A common stock for 10% notes in the September 22 agreements and the tender offer are substantially similar except that pricing for the tender offer is based on the average closing price of the Company’s Class A common stock for the five-day period ending on November 8, 2006.

If all remaining holders tender their 10% notes, of which there can be no assurance, these transactions would result in the retirement of all of these secured notes and all of the Series C preferred stock, effectively converting all of these securities into shares of the Company’s Class A common stock. The Company would recognize an aggregate non-cash charge of approximately $51.1 million in connection with these transactions, representing interest and de-leveraging expenses. The Company will not pay any cash in connection with these transactions. The closing of two of the three September 22 agreements in October 2006 gave the Company full borrowing capacity under its recently obtained $250 million revolving credit facility, the availability of which was limited to $50 million until the Company retired $25 million of its remaining secured notes, and under the Company’s facility with General Motors, the availability of which was limited to $37.5 million until the Company retired $25 million of its remaining secured notes.

The 10% notes, issued in January 2003, are convertible into the Company’s Class A common stock at $3.18 per share under the terms of the initial issuance. The Company does not have a right to prepay or redeem these notes, they do not become subject to mandatory conversion until 2007 and they are not mandatorily convertible at or after that time unless various conditions regarding the amount of our outstanding indebtedness and other matters are met. The 10% notes finished accreting on December 31, 2005, and the Company would have had to make future interest payments on the notes in cash. By issuing stock in exchange for the 10% notes, both through the September 22 agreements and the tender offer, the Company estimates that it will be released from obligations to pay approximately $35 million in interest payments over the next three years prior to maturity of the notes.

The Series C preferred stock, issued in August 2000, was convertible, under the terms of the initial issuance, into the number of shares of the Company’s Class A common stock equal to the liquidation preference divided by $8.67. The liquidation preference of each of the 79,246 shares outstanding was approximately $1,512 per share, or an aggregate of approximately $119.9 million of liquidation preference. The Series C preferred stock was currently redeemable at 104.95% of the liquidation preference upon 30 days prior notice.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Closing of these transactions has completed or will complete the Company’s refinancing and retirement of its outstanding secured notes and preferred stock begun earlier this year in which the Company replaced three series of publicly-traded secured notes with two series of publicly-traded unsecured notes with lower interest rates and later maturity. The Company also eliminated three years of fixed payment obligations to General Motors due in 2007 through 2009 with the proceeds of the notes maturing in 2013 and 2014. As part of the refinancing, the Company put in place a new $250 million secured revolving credit facility and increased the size of its credit facility with General Motors to $150 million.

(15) Condensed Consolidating Financial Information

The Company has certain series of debt securities outstanding that are guaranteed by Holdings and two of the Company’s subsidiaries, XM Equipment Leasing LLC, which owns certain terrestrial repeaters, and XM Radio Inc. Accordingly, the Company provides the following condensed consolidating financial information.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$237,921	$35,032	$2,741	$—	$(37,780)	$237,914	$2,521	$2,541	$(2,532)	$240,444

Cost of revenue	140,234	—	7	—	112	140,353	—	204	(1,897)	138,660
Research & development	8,849	—	—	—	—	8,849	—	—	—	8,849
General & administrative	22,022	—	—	—	—	22,022	101	—	(126)	21,997
Marketing	88,589	—	—	—	—	88,589	—	—	—	88,589
Depreciation & amortization	38,359	—	3,285	—	—	41,644	963	502	—	43,109

Total operating expenses	298,053	—	3,292	—	112	301,457	1,064	706	(2,023)	301,204

Operating income (loss)	(60,132)	35,032	(551)	—	(37,892)	(63,543)	1,457	1,835	(509)	(60,760)

Other income (expense):
Interest income	1,181	—	181	14,810	(14,991)	1,181	3,984	51	—	5,216
Interest expense	(38,096)	—	—	(182)	14,991	(23,287)	(64)	(443)	—	(23,794)
Loss from de-leveraging transactions	(21)	—	—	—	—	(21)	—	—	—	(21)
Loss from impairment of investments	—	—	—	—	—	—	—	—	—	—
Equity in net loss of affiliates	—	—	—	—	—	—	(4,853)	—	—	(4,853)
Other income (expense)	10,785	—	—	—	(10,821)	(36)	(85,594)	—	86,817	1,187

Net income (loss) before income taxes	(86,283)	35,032	(370)	14,628	(48,713)	(85,706)	(85,070)	1,443	86,308	(83,025)

Benefit from (provision for)deferred income taxes	—	(577)	—	—	—	(577)	1,251	—	(1,468)	(794)

Net income (loss)	$(86,283)	$34,455	$(370)	$14,628	$(48,713)	$(86,283)	$(83,819)	$1,443	$84,840	$(83,819)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$668,725	$97,120	$8,201	$—	$(105,321)	$668,725	$7,561	$7,620	$(7,611)	$676,295

Cost of revenue	423,817	—	24	—	357	424,198	—	513	(5,710)	419,001
Research & development	28,348	—	—	—	—	28,348	—	—	—	28,348
General & administrative	58,352	—	—	—	—	58,352	348	(26)	(375)	58,299
Marketing	309,022	—	—	—	—	309,022	—	—	—	309,022
Depreciation & amortization	110,581	—	9,870	—	—	120,451	2,880	1,506	—	124,837

Total operating expenses	930,120	—	9,894	—	357	940,371	3,228	1,993	(6,085)	939,507

Operating income (loss)	(261,395)	97,120	(1,693)	—	(105,678)	(271,646)	4,333	5,627	(1,526)	(263,212)
Other income (expense):
Interest income	2,614	—	572	43,945	(44,460)	2,671	15,068	426	—	18,165
Interest expense	(128,720)	—	—	(516)	44,460	(84,776)	(907)	(663)	—	(86,346)
Loss from de-leveraging transactions	(100,120)	—	—	—	—	(100,120)	(626)	—	—	(100,746)
Loss from impairment of investments	—	—	—	—	—	—	(18,926)	—	—	(18,926)
Equity in net loss of affiliates	—	—	—	—	—	—	(17,943)	—	—	(17,943)
Other income (expense)	36,282	—	4,304	—	(36,321)	4,265	(444,398)	1	445,741	5,609

Net income (loss) before income taxes	(451,339)	97,120	3,183	43,429	(141,999)	(449,606)	(463,399)	5,391	444,215	(463,399)

Benefit from (provision for) deferred income taxes	—	(1,733)	—	—	—	(1,733)	1,251	—	1,733	1,251

Net income (loss)	$(451,339)	$95,387	$3,183	$43,429	$(141,999)	$(451,339)	$(462,148)	$5,391	$445,948	$(462,148)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$153,120	$22,958	$2,633	$—	$(25,591)	$153,120	$—	$2,243	$(2,251)	$153,112

Cost of revenue	106,262	—	8	—	111	106,381	—	183	(1,605)	104,959
Research & development	7,885	—	—	—	—	7,885	—	—	—	7,885
General & administrative	12,343	—	—	—	—	12,343	73	243	(125)	12,534
Marketing	99,227	—	—	—	—	99,227	—	—	—	99,227
Depreciation & amortization	33,165	—	3,510	—	—	36,675	966	399	—	38,040

Total operating expenses	258,882	—	3,518	—	111	262,511	1,039	825	(1,730)	262,645

Operating income (loss)	(105,762)	22,958	(885)	—	(25,702)	(109,391)	(1,039)	1,418	(521)	(109,533)
Other income (expense):
Interest income	687	—	146	14,810	(14,956)	687	6,492	87	—	7,266
Interest expense	(40,280)	—	—	(146)	14,956	(25,470)	(1,067)	(196)	—	(26,733)
Loss from de-leveraging transactions	(2,207)	—	—	—	—	(2,207)	—	—	—	(2,207)
Equity in net loss of affiliates	—	—	—	—	—	—	—	—	—	—
Other income (expense)	10,480	—	—	—	(10,601)	(121)	(136,195)	2	136,231	(83)

Net income (loss) before income taxes	(137,082)	22,958	(739)	14,664	(36,303)	(136,502)	(131,809)	1,311	135,710	(131,290)

Provision for deferred income taxes	—	(579)	—	—	—	(579)	—	—	—	(579)

Net income (loss)	$(137,082)	$22,379	$(739)	$14,664	$(36,303)	$(137,081)	$(131,809)	$1,311	$135,710	$(131,869)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$381,162	$55,149	$7,897	$—	$(63,046)	$381,162	$—	$6,629	$(6,660)	$381,131

Cost of revenue	276,895	—	25	—	335	277,255	—	862	(4,645)	273,472
Research & development	20,970	—	—	—	—	20,970	—	—	—	20,970
General & administrative	30,070	—	—	—	—	30,070	519	425	(363)	30,651
Marketing	291,105	—	—	—	—	291,105	—	—	—	291,105
Depreciation & amortization	93,485	—	10,529	—	—	104,014	1,733	1,094	—	106,841

Total operating expenses	712,525	—	10,554	—	335	723,414	2,252	2,381	(5,008)	723,039

Operating income (loss)	(331,363)	55,149	(2,657)	—	(63,381)	(342,252)	(2,252)	4,248	(1,652)	(341,908)
Other income (expense):
Interest income	1,971	—	425	43,945	(44,370)	1,971	14,188	209	—	16,368
Interest expense	(112,046)	—	—	(425)	44,370	(68,101)	(2,701)	(432)	—	(71,234)
Loss from de-leveraging transactions	(2,207)	—	—	—	—	(2,207)	—	—	—	(2,207)
Equity in net loss of affiliates	—	—	—	—	—	—	—	—	—	—
Other income (expense)	31,175	—	—	—	(31,318)	(143)	(407,564)	1,428	408,607	2,328

Net income (loss) before income taxes	(412,470)	55,149	(2,232)	43,520	(94,699)	(410,732)	(398,329)	5,453	406,955	(396,653)

Provision for deferred income taxes	—	(1,737)	—	—	—	(1,737)	—	—	—	(1,737)

Net income (loss)	$(412,470)	$53,412	$(2,232)	$43,520	$(94,699)	$(412,469)	$(398,329)	$5,453	$406,955	$(398,390)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF SEPTEMBER 30, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$46,260	$—	$—	$—	$—	$46,260	$238,660	$419	$—	$285,339
Accounts receivable, net	42,586	—	—	—	—	42,586	—	—	—	42,586
Due from subsidiaries/affiliates	3,710	231,459	28,210	610,182	(873,387)	174	—	26,481	(26,655)	—
Due from related parties	12,275	—	—	—	—	12,275	—	—	—	12,275
Related party prepaid expenses	61,688	—	—	—	—	61,688	—	—	—	61,688
Prepaid programming content	52,324	—	—	—	—	52,324	—	—	—	52,324
Prepaid and other current assets	65,413	—	—	—	—	65,413	41,701	417	(1,125)	106,406

Total current assets	284,256	231,459	28,210	610,182	(873,387)	280,720	280,361	27,317	(27,780)	560,618

Restricted investments	375	—	—	—	—	375	—	2,299	—	2,674
System under construction	—	—	—	—	—	—	332,418	—	—	332,418
Property and equipment, net	502,620	—	30,092	—	—	532,712	52,158	41,080	(5,099)	620,851
Investment in subsidiary/affiliates	982,583	—	—	—	(982,583)	—	(316,956)	—	316,956	—
DARS license	—	141,388	—	—	—	141,388	—	—	—	141,388
Intangibles, net	4,958	—	—	—	—	4,958	—	—	—	4,958
Deferred financing fees, net	35,528	—	—	—	—	35,528	6,533	404	—	42,465
Related party prepaid expenses	169,936	—	—	—	—	169,936	—	—	—	169,936
Equity investments	—	—	—	—	—	—	147,603	—	—	147,603
Prepaid and other current assets	2,007	—	—	—	—	2,007	—	1,872	—	3,879

Total assets	$1,982,263	$372,847	$58,302	$610,182	$(1,855,970)	$1,167,624	$502,117	$72,972	$284,077	$2,026,790

Current liabilities:
Accounts payable	$23,105	$—	$—	$—	$—	$23,105	$8,829	$62	$—	$31,996
Accrued expenses	103,021	—	75	—	—	103,096	450	—	(441)	103,105
Accrued satellite liability	15,000	—	—	—	—	15,000	137,727	—	—	152,727
Accrued interest	29,298	—	—	—	—	29,298	5,660	204	—	35,162
Current portion of long-term debt	14,112	—	—	—	—	14,112	—	563	—	14,675
Due to related parties	22,599	—	—	—	—	22,599	—	—	—	22,599
Due to subsidiary/affiliates	846,094	247	2,145	24,881	(873,367)	—	26,480	284	(26,764)	—
Subscriber deferred revenue	305,754	—	—	—	—	305,754	—	—	—	305,754
Deferred income	—	—	—	—	—	—	10,081	—	—	10,081

Total current liabilities	1,358,983	247	2,220	24,881	(873,367)	512,964	189,227	1,113	(27,205)	676,099

Satellite liability, net of current portion	—	—	—	—	—	—	—	—	—	—
Long-term debt, net of current portion	904,192	—	—	—	—	904,192	400,000	38,453	—	1,342,645
Due to related parties, net of current portion	—	—	—	—	—	—	—	—	—	—
Subscriber deferred revenue, net of current portion	85,325	—	—	—	—	85,325	—	—	—	85,325
Deferred income, net of current portion	1,314	—	—	—	—	1,314	133,568	—	—	134,882
Other non-current liabilities	14,968	31,380	—	—	—	46,348	32,505	(1,314)	(36,517)	41,022

Total liabilities	2,364,782	31,627	2,220	24,881	(873,367)	1,550,143	755,300	38,252	(63,722)	2,279,973

Commitments and contingencies
Stockholders’ equity (deficit):
Capital stock	—	—	—	—	—	—	2,740	—	—	2,740
Accumulated other comprehensive income	—	—	—	—	—	—	4,533	—	—	4,533
Additional paid-in-capital	2,870,096	146,270	60,759	286,765	(493,794)	2,870,096	2,978,679	10,831	(2,878,310)	2,981,296
Retained earnings (deficit)	(3,252,615)	194,950	(4,677)	298,536	(488,809)	(3,252,615)	(3,239,135)	23,889	3,226,109	(3,241,752)

Total stockholders’ equity (deficit)	(382,519)	341,220	56,082	585,301	(982,603)	(382,519)	(253,183)	34,720	347,799	(253,183)

Total liabilities and stockholders’ equity (deficit)	$1,982,263	$372,847	$58,302	$610,182	$(1,855,970)	$1,167,624	$502,117	$72,972	$284,077	$2,026,790

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(514,009)	$—	$1,730	$—	$—	$(512,279)	$24,246	$(17,098)	$—	$(505,131)

Cash flows from investing activities:
Purchase of property and equipment	(46,303)	—	—	—	—	(46,303)	—	—	—	(46,303)
Additions to system under construction	—	—	—	—	—	—	(120,904)	—	—	(120,904)
Proceeds from sale of assets	—	—	7,182	—	—	7,182	—	—	—	7,182
Net maturity (purchase) of restricted investments	—	—	—	—	—	—	—	2,815	—	2,815

Net cash (used in) provided by investing activities	(46,303)	—	7,182	—	—	(39,121)	(120,904)	2,815	—	(157,210)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	5,383	—	—	5,383
Capital contributions from Holdings	283,718	—	—	—	—	283,718	(283,718)	—	—	—
Proceeds from issuance of 9.75% senior notes due 2014	600,000	—	—	—	—	600,000	—	—	—	600,000
Proceeds from issuance of senior floating rate notes due 2013	200,000	—	—	—	—	200,000	—	—	—	200,000
Repayment of 14% senior secured discount notes due 2009	(186,545)	—	—	—	—	(186,545)	—	—	—	(186,545)
Repayment of 12% senior secured notes due 2010	(100,000)	—	—	—	—	(100,000)	—	—	—	(100,000)
Repayment of senior secured floating rate notes due 2009	(200,000)	—	—	—	—	(200,000)	—	—	—	(200,000)
Payment of premiums on de-leveraging transactions	(26,753)	—	—	—	—	(26,753)	(625)	—	—	(27,378)
Repurchase of Series B convertible redeemable preferred stock	—	—	—	—	—	—	(23,960)	—	—	(23,960)
Payments on other borrowings	—	—	(8,918)	—	—	(8,918)	(3)	(439)	—	(9,360)
Deferred financing costs	(21,446)	—	—	—	—	(21,446)	(5)	—	—	(21,451)

Net cash provided by (used in) financing activities	548,974	—	(8,918)	—	—	540,056	(302,928)	(439)	—	236,689

Net increase (decrease) in cash and cash equivalents	(11,338)	—	(6)	—	—	(11,344)	(399,586)	(14,722)	—	(425,652)
Cash and cash equivalents at beginning of period	57,598	—	6	—	—	57,604	638,246	15,141	—	710,991

Cash and cash equivalents at end of period	$46,260	$—	$—	$—	$—	$46,260	$238,660	$419	$—	$285,339

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(188,754)	$—	$(36)	$—	$—	$(188,790)	$(454)	$13,227	$—	$(176,017)
Cash flows from investing activities:
Purchase of property and equipment	(35,321)	—	—	—	—	(35,321)	57	(7,371)	—	(42,635)
Additions to system under construction	(55,454)	—	—	—	—	(55,454)	(47,370)	—	—	(102,824)
Purchase of equity investments	—	—	—	—	—	—	(27,000)	—	—	(27,000)
Net (purchase) maturity of restricted investments	(85)	—	—	—	—	(85)	—	(869)	—	(954)

Net cash used in investing activities	(90,860)	—	—	—	—	(90,860)	(74,313)	(8,240)	—	(173,413)

Cash flows from financing activities:
Proceeds from sale of common stock	—	—	—	—	—	—	300,000	—	—	300,000
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	11,466	—	—	11,466
Capital contributions from Holdings	137,630	—	—	—	—	137,630	(137,630)	—	—	—
Proceeds from issuance of 1.75% convertible senior notes	—	—	—	—	—	—	100,000	—	—	100,000
Repayment of 12% senior secured notes	(15,000)	—	—	—	—	(15,000)	—	—	—	(15,000)
Payments on other borrowings	(8,009)	—	—	—	—	(8,009)	—	(285)	—	(8,294)
Deferred financing costs	(9)	—	—	—	—	(9)	(2,428)	(41)	—	(2,478)

Net cash provided by (used in) financing activities	114,612	—	—	—	—	114,612	271,408	(326)	—	385,694

Net increase (decrease) in cash and cash equivalents	(165,002)	—	(36)	—	—	(165,038)	196,641	4,661	—	36,264
Cash and cash equivalents at beginning of period	202,474	—	47	—	—	202,521	506,250	9,096	—	717,867

Cash and cash equivalents at end of period	$37,472	$—	$11	$—	$—	$37,483	$702,891	$13,757	$—	$754,131

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

We are America’s leading satellite radio service company, providing music, news, talk, information, entertainment and sports programming for reception by vehicle, home and portable radios nationwide and over the Internet to over 7.2 million subscribers. Our basic monthly subscription fee is $12.95. We believe XM Radio appeals to consumers because of our innovative and diverse programming, nationwide coverage, many commercial-free music channels and digital sound quality.

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

The highlights for our three months ended September 30, 2006 include the following:

•	the addition of more than 868,000 gross and 286,000 net new subscribers to end the period with over 7.1 million total subscribers;

•	increasing revenues over 57% and reducing operating loss by 45% compared to the same period in 2005;

•	the re-certification of six of our plug-and-play radios by the FCC;

•	the continued broad penetration of the new automobile market, punctuated by the production of the 5.5 millionth vehicle with an OEM factory installed XM radio;

•	programming highlights that include the following:

•	the launch of Oprah and Friends, which debuted in September 2006 and features original daily programming on a variety of topics including self-improvement, nutrition, fitness, health, home and current events from popular Oprah personalities, including Gayle King, Bob Greene, Dr. Mehmet Oz, Dr. Robin Smith, Marianne Williamson, Nate Berkus and Maya Angelou;

•	kickoff of the 2006 college football season featuring teams from the Big Ten, ACC, Pac-10 and Big East conferences;

•	English and Spanish play-by-play coverage and commentary of the 2006 FIFA World Cup, the premier event in international soccer, featuring the top 32 countries vying for the world title; and

•	coverage on the PGA Tour Network of the Ryder Cup.

We summarize our business growth and operational results through the metrics of subscriber data, revenue data, SAC, CPGA and Adjusted EBITDA (prospectively to be called “Adjusted Operating Loss” – see footnote 11 to the table below). Greater detail regarding these key metrics we use to monitor our business growth and our operational results are as follows:

	Three months ended September 30,
	2006	2005
Subscriber Data:
OEM and Rental Car Company Gross Subscriber Additions	552,507	549,045
Aftermarket and Data Gross Subscriber Additions	315,500	440,000

Total Gross Subscriber Additions (1)	868,007	989,045

OEM and Rental Car Company Net Subscriber Additions	217,291	311,868
Aftermarket and Data Net Subscriber Additions	68,711	305,284

Total Net Subscriber Additions (2)	286,002	617,152

Conversion Rate (3)	52.2%	56.1%
Churn Rate (4)	1.82%	1.40%

Aftermarket Subscribers	4,111,234	2,818,568
OEM Subscribers	2,409,623	1,549,377
Subscribers in OEM Promotional Periods	613,854	624,580
XM Activated Vehicles with Rental Car Companies	20,515	42,117
Data Services Subscribers	30,647	—

Total Ending Subscribers (5)	7,185,873	5,034,642

Percentage of Ending Subscribers on Annual and Multi-Year Plans (6)	43.0%	40.7%
Percentage of Ending Subscribers on Family Plans (6)	21.2%	16.5%

Revenue Data (monthly average):
Subscription Revenue per Aftermarket, OEM & Other Subscriber	$10.45	$10.36
Subscription Revenue per Subscriber in OEM Promotional Periods	$6.15	$5.99
Subscription Revenue per XM Activated Vehicle with Rental Car Companies	$4.67	$10.25
Subscription Revenue per Subscriber of Data Services	$31.89	$—

Average Monthly Subscription Revenue per Subscriber (“ARPU”) (7)	$10.15	$9.78
Net Ad Sales Revenue per Subscriber (8)	$0.41	$0.37
Activation, Equipment and Other Revenue per Subscriber	$0.80	$0.54

Total Revenue per Subscriber	$11.36	$10.69

Expense Data:
Subscriber Acquisition Costs (“SAC”) (9)	$60	$53
Cost Per Gross Addition (“CPGA”) (10)	$93	$89

Adjusted EBITDA (in thousands) (11)	$(1,604)	$(69,572)

(1)	Gross Subscriber Additions are paying subscribers newly activated in the reporting period. OEM subscribers include both newly activated promotional and non-promotional subscribers.

(2)	Net Subscriber Additions represent the total net incremental paying subscribers added during the period (Gross Subscriber Additions less Disconnects).
(3)	Conversion Rate— See definition and further discussion under OEM Promotional Subscribers on page 41.
(4)	Churn Rate represents the percentage of self-paying Aftermarket, OEM & Other Subscribers who discontinued service during the period divided by the monthly weighted average ending subscribers. Churn Rate does not include OEM promotional period deactivations or deactivations resulting from the change-out of XM-enabled rental car activity.
(5)	Subscribers—See definition and further discussion under Subscribers on page 40.
(6)	XM receives a range of $9.99—$11.87 per month for annual and multi-year plans and $6.99 per month for a family plan.
(7)	Subscription Revenue includes monthly subscription revenues for our satellite audio service and data services, net of any promotions or discounts.
(8)	Net Ad Sales Revenue includes sales of advertisements and program sponsorships on the XM system, net of agency commissions.
(9)	SAC—See definition and further discussion under Subscriber Acquisition Costs on page 46.
(10)	CPGA—See definition and further discussion under Cost Per Gross Addition on page 47.
(11)	Adjusted EBITDA—See Reconciliation of Net Loss to Adjusted EBITDA for the three months ended September 30, 2006 and September 30, 2005 on page 39.

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2006	2005	2006	2005
Revenue:
Subscription	$214,817	$140,001	$605,084	$346,361
Activation	4,213	2,650	11,733	6,987
Merchandise	3,164	2,640	11,644	9,555
Net ad sales	8,786	5,332	24,285	12,820
Other	9,464	2,489	23,549	5,408

Total revenue	240,444	153,112	676,295	381,131

Variable costs of revenue (1):
Revenue share & royalties	33,406	25,788	105,605	65,985
Customer care & billing operations	27,171	17,794	76,021	51,662
Cost of merchandise	10,177	7,857	28,424	18,440
Ad sales	3,378	2,547	11,193	6,414

Total variable cost of revenue	74,132	53,986	221,243	142,501

Non-variable costs of revenue (2):
Satellite & terrestrial	11,670	11,813	36,290	31,003
Broadcast & operations:
Broadcast	6,158	4,274	17,180	11,903
Operations	7,827	6,498	25,519	17,608

Total broadcast & operations	13,985	10,772	42,699	29,511
Programming & content	38,873	28,388	118,769	70,457

Total non-variable cost of revenue	64,528	50,973	197,758	130,971

Total cost of revenue	138,660	104,959	419,001	273,472

Other operating expenses:
Research & development	8,849	7,885	28,348	20,970
General & administrative	21,997	12,534	58,299	30,651
Retention & support	7,288	6,092	22,778	15,691
Subsidies & distribution	47,279	54,241	168,137	150,867
Advertising & marketing	27,518	29,581	94,851	96,609
Amortization of GM liability	6,504	9,313	23,256	27,938
Depreciation & amortization	43,109	38,040	124,837	106,841

Total other operating expenses	162,544	157,686	520,506	449,567

Total operating expenses	301,204	262,645	939,507	723,039

Operating loss	(60,760)	(109,533)	(263,212)	(341,908)

Non-operating income and expenses:
Interest income	5,216	7,266	18,165	16,368
Interest expense	(23,794)	(26,733)	(86,346)	(71,234)
Loss from de-leveraging transactions	(21)	(2,207)	(100,746)	(2,207)
Loss from impairment of investments	—	—	(18,926)	—
Equity in net loss of affiliates	(4,853)	—	(17,943)	—
Other income (expense)	1,187	(83)	5,609	2,328
Benefit from (provision for) deferred income taxes	(794)	(579)	1,251	(1,737)

Net non-operating expense	(23,059)	(22,336)	(198,936)	(56,482)

Net loss	$(83,819)	$(131,869)	$(462,148)	$(398,390)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Reconciliation of Net loss to Adjusted EBITDA:
Net loss as reported	$(83,819)	$(131,869)	$(462,148)	$(398,390)
Add back non-EBITDA items included in net loss:
Interest income	(5,216)	(7,266)	(18,165)	(16,368)
Interest expense	23,794	26,733	86,346	71,234
Depreciation & amortization	43,109	38,040	124,837	106,841
(Benefit from) provision for deferred income taxes	794	579	(1,251)	1,737

EBITDA	(21,338)	(73,783)	(270,381)	(234,946)
Add back EBITDA items not included in Adjusted EBITDA:

Loss from de-leveraging transactions	21	2,207	100,746	2,207
Loss from impairment of investments	—	—	18,926	—
Equity in net loss of affiliates	4,853	—	17,943	—
Other (income) expense	(1,187)	83	(5,609)	(2,328)
Stock-based compensation	16,047	1,921	42,022	4,224

Adjusted EBITDA (3)	$(1,604)	$(69,572)	$(96,353)	$(230,843)

(1)	Variable costs of revenue are costs that vary with fluctuations in revenue generating activity such as changes in the number of subscribers, the number of advertising spots sold, the quantity of merchandise sold or changes in rates.
(2)	Non-variable costs of revenue are costs of revenue that generally do not vary with fluctuations in revenue generating activity such as changes in the number of subscribers, the number of advertising spots sold, the quantity of merchandise sold or changes in rates.
(3)	Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA is defined as EBITDA excluding loss from de-leveraging transactions, loss from impairment of investments, equity in net loss of affiliates, other income (expense) and stock-based compensation. We believe that Adjusted EBITDA, as opposed to EBITDA, provides a better measure of our core business operating results and improves comparability. This non-GAAP measure should be used in addition to, but not as a substitute for, the analysis provided in the statement of operations. We believe Adjusted EBITDA is a useful measure of our operating performance and is a significant basis used by our management to measure the operating performance of our business. While depreciation, amortization and stock-based compensation are considered operating costs under United States generally accepted accounting principles, these expenses primarily represent non-cash current period allocation of costs associated with long-lived assets acquired or constructed in prior periods and non-cash employee compensation. Adjusted EBITDA is a calculation used as a basis for investors, analysts and credit rating agencies to evaluate and compare the periodic and future operating performances and value of similar companies in our industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under United States generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. An alternative method of calculating the same non-GAAP measure is shown below and we refer to this calculation as Adjusted operating loss. Effective for the three months ended March 31, 2007, we will consolidate our disclosures to present Adjusted operating loss as our only non-GAAP measure and eliminate the use of EBITDA and Adjusted EBITDA.

Reconciliation of Operating loss to Adjusted operating loss:

Operating loss as reported	$(60,760)	$(109,533)	$(263,212)	$(341,908)
Add back items included in Operating loss not included in Adjusted operating loss:
Depreciation & amortization	43,109	38,040	124,837	106,841
Stock-based compensation	16,047	1,921	42,022	4,224

Adjusted operating loss	$(1,604)	$(69,572)	$(96,353)	$(230,843)

The following table sets forth select performance measures on an average per subscriber basis and as a percentage of total revenue:

Monthly amount per Average Subscriber (1)			Percentage of Total Revenue
Three months ended September 30,			Three months ended September 30,		Nine months ended September 30,
2006	2005		2006	2005	2006	2005
$11.36	$10.69	Total revenue (2)	100%	100%	100%	100%
10.15	9.78	Subscription revenue (3)	89	91	89	91
0.41	0.37	Net ad sales (4)	4	3	4	3
6.56	7.40	Total cost of revenue	58	69	62	72
1.58	1.82	Revenue share & royalties	14	17	16	17
1.29	1.26	Customer care & billing operations	11	12	11	14
0.48	0.55	Cost of merchandise	4	5	4	5
0.55	0.83	Satellite & terrestrial	5	8	5	8
0.66	0.76	Broadcast & operations	6	7	6	8
1.84	2.00	Programming & content	16	19	18	18
0.42	0.56	Research & development	4	5	4	6
1.04	0.88	General & administrative	9	8	9	8
4.19	7.00	Total marketing	37	65	46	76
0.34	0.43	Retention & support	3	4	3	4
2.24	3.83	Subsidies & distribution	20	35	25	40
1.30	2.09	Advertising & marketing	11	19	14	25
0.08	4.91	Adjusted EBITDA loss (5)	1	45	14	61

(1)	Monthly average subscriber is calculated as the average of the beginning and ending subscriber balances for each period presented, except as otherwise stated.
(2)	Monthly average total revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates), net ad sales revenue, activation, equipment and other revenue divided by the monthly weighted average subscriber.
(3)	Average monthly subscription revenue per subscriber (“ARPU”)—See definition and further discussion under Average Monthly Subscription Revenue Per Subscriber on page 42.
(4)	Net ad sales revenue per subscriber is calculated as net ad sales revenue divided by the monthly weighted average subscriber.
(5)	Adjusted EBITDA loss—See definition and further discussion under Adjusted EBITDA on page 48.

Subscribers

Subscribers— Subscribers are those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers. Aftermarket subscribers consist primarily of subscribers who purchased their radio at retail outlets, distributors, or through XM’s direct sales efforts. OEM subscribers are self-paying subscribers whose XM radio was installed by an OEM and are not currently in OEM promotional programs. OEM promotional subscribers are subscribers who have either a portion or their entire subscription fee paid for by an OEM for a fixed period following the initial purchase or lease of the vehicle. Currently, at the time of sale, vehicle owners generally receive a three month prepaid trial subscription. XM generally receives two months of the three month trial subscription from the vehicle manufacturer. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. The automated activation program provides activated XM radios on dealer lots for test drives. GM and Honda generally indicate the inclusion of three months free of XM service on the window sticker of XM-enabled vehicles. XM, historically and including the 2006 model year, receives a negotiated rate for providing audio service to rental car companies. Beginning with the 2007 model year, XM has entered into marketing arrangements which govern the rate which XM receives for providing audio service. Data services subscribers are those subscribers that are receiving services that include stand-alone XM WX Satellite Weather service and stand-alone XM Radio Online service. Stand-alone XM WX Satellite Weather service packages range in price from $29.99 to $99.99 per month. Stand-alone XM Radio Online service is $7.99 per month.

Subscribers are the primary source of our revenues. We target the over 230 million registered vehicles and over 110 million households in the United States. As of September 30, 2006, we had over 7.1 million subscribers, which includes 6,551,504 self-paying subscribers, 613,854 subscribers in OEM promotion periods (typically ranging from three months to one year in duration) paid in part by the vehicle manufacturers and 20,515 paying XM activated vehicles with rental car companies. The rate of growth of our aftermarket subscriber base fluctuates with our promotional activities as well as the impact of seasonality. OEM subscriber growth is driven primarily by the number of XM-enabled vehicles manufactured and with OEM promotional activity.

OEM Promotional Subscribers—OEM promotional subscribers are subscribers who have either a portion or their entire subscription fee paid for by an OEM for a fixed period following the initial purchase or lease of the vehicle. Currently, at the time of sale, vehicle owners generally receive a three month prepaid trial subscription. XM generally receives two months of the three month trial subscription from the vehicle manufacturer. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. The automated activation program provides activated XM radios on dealer lots for test drives. GM and Honda generally indicate the inclusion of three months free of XM service on the window sticker of XM-enabled vehicles. Under the auto-activation programs, subscribers are included in our OEM promotional subscriber count from the time of vehicle purchase or lease, through the period of trial service plus an additional 30 days. We measure the success of these promotional programs based on the percentage of promotional subscribers that elect to receive the XM service and convert to self-paying subscribers after the initial promotion period. We refer to this as the “conversion rate.” We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications. As of September 30, 2006, XM was available on over 140 vehicle models, with approximately 30 of those as standard equipment and over 100 of those offered as OEM factory-installed options. At September 30, 2006, XM’s OEM partners represented approximately 60% of the U.S. auto market.

•	Three Months Ended: September 30, 2006 vs. September 30, 2005. Gross subscriber additions for the three months ended September 30, 2006 were 868,007 compared to 989,045 for the same period during 2005. Net subscriber additions for the three months ended September 30, 2006 were 286,002 compared to 617,152 for the same period during 2005. The churn rate increased to 1.82% from 1.40%.

Retail Subscribers—Gross retail subscriber additions for the three months ended September 30, 2006 were 315,500 compared to 440,000 for the same period in 2005. Gross additions were negatively impacted by a reduction in product availability as a result of actions taken to bring XM devices into compliance with applicable FCC emission limits (see “Legal Proceedings” in Item 1. to Part II of this Form 10-Q) and a general weakening demand for satellite radio and competitive pressures. Net retail subscriber additions for the three months ended September 30, 2006 were 68,711 compared to 305,284 for the same period in 2005. We attribute the decrease in net retail subscriber additions due to fewer gross retail subscriber additions, churn on a larger subscriber base and a higher churn rate. We partially attribute the increase in the churn rate to the termination of our previous customer service provider and transition to a new customer service provider.

OEM Subscribers—Gross OEM subscriber additions for the three months ended September 30, 2006 were 552,507 compared to 549,045 for the same period in 2005. Net OEM subscriber additions for the three months ended September 30, 2006 were 217,291 compared to 311,868 for the same period in 2005. We attribute the decrease in net OEM subscriber additions primarily to churn on a larger subscriber base and a higher churn rate. We partially attribute the increase in the churn rate to the termination of our previous customer service provider and transition to a new customer service provider. The conversion rate for three months ended September 30, 2006 was 52.2% compared to 56.1% for the same period in 2005. We partially attribute the decrease in the conversion rate to certain operational process issues which have been corrected, and from which we expect no long-term impact into 2007.

Rental Car Subscribers—Starting in the third quarter of 2006, we no longer include certain rental car fleets (approximately 24,000 activated vehicles) in our subscription total. This change is a result of a new marketing program that we implemented with certain rental fleet partners for 2007 model year vehicles. The goal of this program is to increase the number of rental cars equipped with XM Satellite Radio and expose more potential customers to our service.

Revenue and Variable Cost of Revenue

Gross profit on subscription revenue—We calculate gross profit on subscription revenue as Subscription revenue less Revenue share & royalties and Customer care & billing operations. For the three and nine months ended September 30, 2006, gross profit on subscription revenue was $154.2 million and $423.5 million, respectively; while for the comparable periods in 2005, gross profit on subscription revenue was $96.4 million and $228.7 million, respectively. Gross profit on subscription revenue has continued to improve as a result of increases in subscribers and ARPU which were proportionately greater than increases in Revenue share & royalties and Customer care & billing operations. For the three and nine months ended September 30, 2006, gross margin on subscription revenue was 71.8% and 70.0%, respectively; while for the comparable periods in 2005, gross margin on subscription revenue was 68.9% and 66.0%, respectively.

Subscription Revenue—Subscription revenue consists primarily of our monthly subscription fees for our satellite audio service and data services charged to consumers, commercial establishments and fleets, which are recognized as the service is provided. Revenues received from vehicle manufacturers for promotional service programs are included in Subscription revenue. At the time of sale, vehicle owners generally receive a three month trial subscription and are included in OEM promotional subscribers. We generally receive payment for two months of the three month trial subscription period from the vehicle manufacturer. Our subscriber arrangements are generally cancelable without penalty. Subscription revenue growth is predominantly driven by the growth in our subscriber base but is affected by fluctuations in the percentage of subscribers in our various discount plans, promotions and rate changes. Additionally, the timing of subscriber additions affects comparability between periods.

•	Three Months Ended: September 30, 2006 vs. September 30, 2005. Subscription revenue increased $74.8 million or 53% during the three months ended September 30, 2006 compared to the same period during 2005. This increase was due primarily to the 43% increase in ending subscribers and our April 2, 2005, 30% rate increase, partially offset by an increase in subscribers on discount plans and family plans. During the three months ended September 30, 2006, Subscription revenue included $11.1 million from related parties for subscription fees paid under OEM promotional agreements, compared with $11.4 million for the same period during 2005.

•	Nine Months Ended: September 30, 2006 vs. September 30, 2005. Subscription revenue increased $258.7 million or 75% during the nine months ended September 30, 2006 compared to the same period during 2005. This increase was due primarily to the 43% increase in ending subscribers and our April 2, 2005, 30% rate increase, partially offset by an increase in subscribers on discount plans and family plans. In February 2005, we announced that effective April 2, 2005 we were expanding our basic service package and increasing our monthly subscription price to $12.95 from $9.99. Existing customers were able to lock in a discounted rate by signing up for a pre-paid plan of up to five years prior to mid-April 2005. The expanded basic service now includes the Internet service XM Radio Online (previously $3.99 per month) and the High Voltage Channel (previously $1.99 per month), both of which were premium services prior to this change. During the nine months ended September 30, 2006, Subscription revenue included $30.8 million from related parties for subscription fees paid under OEM promotional agreements, compared with $26.1 million for the same period during 2005.

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

•	Three Months Ended: September 30, 2006 vs. September 30, 2005. ARPU increased as a result of the addition of new subscribers at the new rates as well as the effect of the transition of existing subscribers to the new rates. The increase in the monthly subscription price is effective for all billing cycles on or after April 2, 2005, and therefore, is being implemented over time. The effect of the April 2005 basic plan rate increase was diluted partially by an increase in the percentage of subscribers on discount plans as well as the revenue impact of certain marketing campaigns, which costs are treated as a reduction to revenue. The percentage of subscribers at September 30, 2006 on ‘annual and multi-year plans’ and family plans increased to 43.0% and 21.2% from 40.7% and 16.5%, respectively, compared to September 30, 2005.

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

•	Three Months Ended: September 30, 2006 vs. September 30, 2005. These costs increased $7.6 million or 30%, but have decreased as a percentage of total revenue and on an average cost per subscriber basis during the three months ended September 30, 2006 as compared to the same period during 2005. The dollar increase was primarily driven by an increase in shared revenue with distribution partners and increased royalties due to increased subscribers and revenue.

•	Nine Months Ended: September 30, 2006 vs. September 30, 2005. These costs increased $39.6 million or 60%, but have remained relatively flat as a percentage of total revenue during the nine months ended September 30, 2006 as compared to the same period during 2005. The dollar increase was primarily driven by an increase in shared revenue with distribution partners and increased royalties due to increased subscribers and revenue.

Customer Care & Billing Operations—Customer care & billing operations includes expenses from customer care functions as well as internal information technology costs associated with front office applications. These costs are primarily driven by the volume and rate of growth of our subscriber base. These expenses as a percentage of total revenue have continued to decrease during 2005 and through September 30, 2006. We expect Customer care & billing operations expense to continue to increase as we add subscribers.

•	Three Months Ended: September 30, 2006 vs. September 30, 2005. These costs increased $9.4 million or 53%, but have decreased as a percentage of total revenue during the three months ended September 30, 2006 as compared to the same period during 2005. This increase was driven by our subscriber growth, and the termination of our previous customer service provider and transition to a new customer service provider, which resulted in increased costs associated with customer care functions and bad debt expense.

•	Nine Months Ended: September 30, 2006 vs. September 30, 2005. These costs increased $24.4 million or 47%, but have decreased as a percentage of total revenue during the nine months ended September 30, 2006 as compared to the same period during 2005. This increase was driven by our subscriber growth, and the termination of our previous customer service provider and transition to a new customer service provider, which resulted in increased costs associated with customer care functions, bad debt expense and credit card processing.

Gross profit on merchandise revenue—We calculate gross profit on merchandise revenue as Merchandise revenue less Cost of merchandise. For the three and nine months ended September 30, 2006, gross profit on merchandise revenue was ($7.0) million and ($16.8) million, respectively; while for both the three and nine months ended September 30, 2005, gross profit on merchandise revenue was ($5.2) million and ($8.9) million, respectively. We consider gross profit on merchandise revenue a cost of acquiring subscribers through our direct sales channel and include it as a component of SAC.

Merchandise Revenue—We record Merchandise revenue from direct sales to consumers through XM’s online store and XM kiosks.

•	Three Months Ended: September 30, 2006 vs. September 30, 2005. Merchandise revenue increased $0.5 million or 20% during the three months ended September 30, 2006 compared to the same period during 2005.

•	Nine Months Ended: September 30, 2006 vs. September 30, 2005. Merchandise revenue increased $2.1 million or 22% during the nine months ended September 30, 2006 compared to the same period during 2005.

Cost of Merchandise—Cost of merchandise consists primarily of the cost of radios and accessories, including hardware manufacturer subsidies, and related fulfillment costs. These costs are primarily driven by the volume of radios sold, which are affected by promotional programs.

•	Three Months Ended: September 30, 2006 vs. September 30, 2005. These costs increased $2.3 million or 30%, but have remained relatively flat as a percentage of total revenue and on an average cost per subscriber basis during the three months ended September 30, 2006 compared to the same period during 2005. The increase is primarily the result of an increase in per unit subsidies.

•	Nine Months Ended: September 30, 2006 vs. September 30, 2005. These costs increased $10.0 million or 54%, but have remained relatively flat as a percentage of total revenue during the nine months ended September 30, 2006 compared to the same period during 2005. The increase is primarily the result of an increase in the number of radios shipped, as well as an increase in per unit subsidies.

Gross profit on net ad sales revenue—We calculate gross profit on net ad sales revenue as Net ad sales revenue less Ad sales expense. For the three and nine months ended September 30, 2006, gross profit on net ad sales revenue was $5.4 million and $13.1 million, respectively; while for the comparable periods in 2005, gross profit on net ad sales revenue was $2.8 million and $6.4 million, respectively. Gross profit on net ad sales revenue continues to improve due to an increase in the number of advertisers and corresponding rates, and a cost which has remained relatively stable. We expect Net ad sales revenue and gross profit on net ad sales revenue to continue to increase period over period for the remainder of 2006. For the three and nine months ended September 30, 2006, gross margin on Net ad sales revenue was 61.5% and 53.9%, respectively; while for the comparable periods in 2005, gross margin on Net ad sales revenue was 52.2% and 50.0%, respectively.

Net Ad Sales Revenue—Net ad sales revenue consists of sales of advertisements and program sponsorships on the XM network that are recognized in the period in which they are broadcast. Net ad sales revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Net ad sales revenue is presented net of agency commissions.

•	Three Months Ended: September 30, 2006 vs. September 30, 2005. Net ad sales revenue increased $3.5 million or 65% during the three months ended September 30, 2006 as compared to the same period during 2005. This growth was driven by increased spending by current advertisers as well as the addition of new advertisers and increased rates driven by a larger subscriber base.

•	Nine Months Ended: September 30, 2006 vs. September 30, 2005. Net ad sales revenue increased $11.5 million or 89% during the nine months ended September 30, 2006 as compared to the same period during 2005. This growth was driven by increased spending by current advertisers as well as the addition of new advertisers and increased rates driven by a larger subscriber base.

Ad Sales Expense—Ad sales expense consists of direct costs associated with the generation of Net ad sales revenue, including production, staffing and marketing.

•	Three Months Ended: September 30, 2006 vs. September 30, 2005. These costs increased $0.8 million or 33%, but have remained relatively flat as a percentage of total revenue during the three months ended September 30, 2006 as compared to the same period during 2005. The increase is primarily the result of additional headcount. In addition, we recognized $0.6 million in Ad sales expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006.

•	Nine Months Ended: September 30, 2006 vs. September 30, 2005. These costs increased $4.8 million or 75%, but have remained relatively flat as a percentage of total revenue during the nine months ended September 30, 2006 as compared to the same period during 2005. The increase is primarily the result of additional headcount and ad sales barter expense. In addition, we recognized $1.5 million in Ad sales expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006.

Other Revenue—Other revenue consists primarily of revenue related to various agreements with XM Canada as well as other miscellaneous revenue that includes content licensing fees, billing option fees and recording services. We began recognizing revenue related to various agreements with XM Canada during the fourth quarter of 2005.

•	Three Months Ended: September 30, 2006 vs. September 30, 2005. Other revenue increased $7.0 million or 280% during the three months ended September 30, 2006 as compared to the same period during 2005. This growth was primarily driven by a $3.7 million increase related to the various agreements with XM Canada, and to a lesser extent, content licensing fees. For a further discussion of our agreements with XM Canada, see Note 5 under the heading “Equity Method Investment,” of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q.

•	Nine Months Ended: September 30, 2006 vs. September 30, 2005. Other revenue increased $18.1 million or 335% during the nine months ended September 30, 2006 as compared to the same period during 2005. This growth was primarily driven by an $11.9 million increase related to the various agreements with XM Canada, and to a lesser extent, content licensing fees. For a further discussion of our agreements with XM Canada, see Note 5 under the heading “Equity Method Investment,” of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q.

Non-variable Cost of Revenue

Satellite & Terrestrial—Satellite & terrestrial includes costs related to: telemetry, tracking and control of our three satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and operating lease payments. We expect these expenses to increase slightly in the fourth quarter as a percentage of total revenue. However, despite an expected increase in total costs due to the launch and operation of our fourth satellite as well as the expansion of our terrestrial repeater network, we expect these costs to decrease as a percentage of total revenue in the coming year.

•	Three Months Ended: September 30, 2006 vs. September 30, 2005. These costs remained relatively flat, but have decreased as a percentage of total revenue and on an average cost per subscriber basis during the three months ended September 30, 2006 as compared to the same period during 2005.

•	Nine Months Ended: September 30, 2006 vs. September 30, 2005. These costs increased $5.3 million or 17%, but have decreased as a percentage of total revenue during the nine months ended September 30, 2006 as compared to the same period during 2005. This dollar increase was primarily the result of an increase in in-orbit satellite insurance expense, operating costs, and performance incentives related to XM-3, which was launched in February 2005. In addition, we recognized $1.6 million in Satellite & terrestrial expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006.

Broadcast & Operations—Broadcast and operations includes costs associated with the management and maintenance of systems and facilities as well as information technology expense. Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content via satellite broadcast, web and other new distribution platforms. The advertising trafficking (scheduling and insertion) functions are also included. Broadcast expenses are generally expected to increase as we continue to enhance our lineup and expand to new distribution platforms. Operations expense includes facilities and information technology expense. These expenses as a percentage of total revenue have continued to decrease during 2005 and through September 30, 2006.

•	Three Months Ended: September 30, 2006 vs. September 30, 2005. These costs increased $3.2 million or 30%, but have decreased slightly as a percentage of total revenue and on an average cost per subscriber basis during the three months ended September 30, 2006 as compared to the same period during 2005. The increase in Broadcast expenses was driven by $1.3 million in increased costs associated with new content initiatives and new distribution platforms. Operations expenses increased $0.8 million mainly due to an increase in the general operating costs associated with expanded facilities and accompanying infrastructure. In addition, we recognized $0.7 million and $0.6 million in Broadcast expense and Operations expense, respectively, for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006.

•	Nine Months Ended: September 30, 2006 vs. September 30, 2005. These costs increased $13.2 million or 45%, but have decreased slightly as a percentage of revenue during the nine months ended September 30, 2006 as compared to the same period during 2005. The increase in Broadcast expenses was driven by $3.7 million in increased costs associated with new content initiatives. Operations expenses increased $6.4 million mainly due to an increase in the general operating costs associated with expanded facilities and accompanying infrastructure. In addition, we recognized $1.7 million and $1.6 million in Broadcast expense and Operations expense, respectively, for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006.

Programming & Content—Programming & content includes the creative, production and licensing costs associated with our over 170 channels of XM-original and third party content. We view Programming & content expenses as a cost of attracting and retaining subscribers. Programming & content includes staffing costs and fixed payments for third party content, which are primarily driven by programming initiatives. These expenses have increased over time and have varied as a percentage of total revenue. We expect these expenses to increase in future periods as a result of programming initiatives launched previously in 2006 and currently, such as the launch of Oprah & Friends in September 2006, as well as incurring the full year effects of expenses from other programming initiatives launched throughout 2005.

•	Three Months Ended: September 30, 2006 vs. September 30, 2005. These costs increased $10.5 million or 37%, but have decreased slightly as a percentage of revenue and on an average cost per subscriber basis during the three months ended September 30, 2006 as compared to the same period during 2005. The increase was driven primarily by costs in support of new programming initiatives as well as the full period effects of expenses from other programming initiatives launched throughout 2005. In addition, we recognized $2.6 million in Programming & content expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006.

•	Nine Months Ended: September 30, 2006 vs. September 30, 2005. These costs increased $48.3 million or 69%, but have remained relatively flat as a percentage of revenue during the nine months ended September 30, 2006 as compared to the same period during 2005. The increase was driven primarily by costs in support of new programming initiatives as well as the full period effects of expenses from other programming initiatives launched throughout 2005. We launched our MLB programming in mid-February 2005. We paid $50 million for the 2005 season and will pay $60 million per season thereafter. Our MLB seasons run for twelve month periods beginning in February of each year. In addition, we recognized $6.7 million in Programming & content expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006.

Other Operating Expenses

Research & Development—Research & development expense primarily includes the cost of new product development, chipset design, software development and engineering.

•	Three Months Ended: September 30, 2006 vs. September 30, 2005. These costs increased $1.0 million or 12%, but have decreased as a percentage of total revenue and on an average cost per subscriber basis during the three months ended September 30, 2006 as compared to the same period during 2005.

•	Nine Months Ended: September 30, 2006 vs. September 30, 2005. These costs increased $7.4 million or 35%, but have decreased as a percentage of revenue during the nine months ended September 30, 2006 as compared to the same period during 2005. The increase was driven primarily by an increase in Research & development expense for stock-

based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006; as well as costs related to our new XM2go products, the Pioneer Inno and Samsung Helix and Nexus.

General & Administrative—General & administrative expense primarily includes management’s salaries and benefits, professional fees, general business insurance, as well as other corporate expenses. The growth in these costs has been predominantly driven by personnel costs and infrastructure expenses to support our growing subscriber base. We expect these costs to generally increase due in part to various legal proceedings and regulatory inquiries (see “Legal Proceedings” in Item 1. to Part II of this Form 10-Q).

•	Three Months Ended: September 30, 2006 vs. September 30, 2005. These costs increased $9.5 million or 76%, and have increased as a percentage of revenue and on an average cost per subscriber basis during the three months ended September 30, 2006 as compared to the same period during 2005. The increase was driven primarily by an increase in General & administrative expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006; as well as headcount, consulting fees and legal fees associated with various legal proceedings and regulatory inquiries.

•	Nine Months Ended: September 30, 2006 vs. September 30, 2005. These costs increased $27.6 million or 90%, and have increased as a percentage of revenue during the nine months ended September 30, 2006 as compared to the same period during 2005. The increase was driven primarily by an increase in General & administrative expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006; as well as headcount, consulting fees and legal fees associated with various legal proceedings and regulatory inquiries.

Retention & Support—Retention & support expense primarily includes payroll and payroll related costs.

•	Three Months Ended: September 30, 2006 vs. September 30, 2005. These costs increased $1.2 million or 20%, but have decreased as a percentage of revenue and on an average cost per subscriber basis during the three months ended September 30, 2006 as compared to the same period during 2005. The increase was driven primarily by an increase in Retention & support expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006; as well as payroll costs associated with an increase in headcount to support the growth of our business, partially offset by a decrease in consulting fees.

•	Nine Months Ended: September 30, 2006 vs. September 30, 2005. These costs increased $7.1 million or 45%, but have decreased as a percentage of revenue during the nine months ended September 30, 2006 as compared to the same period during 2005. The increase was driven primarily by an increase in Retention & support expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006; as well as payroll costs associated with an increase in headcount to support the growth of our business.

Subsidies & Distribution—These direct costs include the subsidization of radios manufactured, commissions for the sale and activation of radios and certain promotional costs. These costs are primarily driven by the volume of XM-enabled vehicles manufactured, the sales and activations of radios through our retail channel as well as promotional activity. We expect these costs to increase with increases in the manufacture, sale and activation of radios. These events are affected by the timing of our advertising and marketing campaigns, which historically have been significant during the holiday season.

•	Three Months Ended: September 30, 2006 vs. September 30, 2005. These costs decreased $7.0 million or 13%, and have decreased as a percentage of total revenue to 20% from 35% and on an average cost per subscriber basis during the three months ended September 30, 2006 as compared to the same period during 2005. The dollar decrease was driven primarily by an decrease in commissions paid to sales partners and a decrease in the volume of radios subsidized.

•	Nine Months Ended: September 30, 2006 vs. September 30, 2005. These costs increased $17.3 million or 11%, but have decreased as a percentage of total revenue to 25% from 40% during the nine months ended September 30, 2006 as compared to the same period during 2005. The dollar increase was driven primarily by an increase in per unit retail hardware subsidies and promotions, partially offset by a decrease in the volume of radios subsidized.

Subscriber Acquisition Costs—Subscriber acquisition costs include Subsidies & distribution (excluding on-going loyalty payments to distribution partners) and the negative margins from direct sales of merchandise. Subscriber acquisition costs are divided by the appropriate per unit gross additions or units manufactured to calculate what we refer to as “SAC.”

•	Three Months Ended: September 30, 2006 vs. September 30, 2005. During the three months ended September 30, 2006 and 2005, we incurred subscriber acquisition costs of $50.1 million and $53.4 million, respectively. SAC for the three months ended September 30, 2006 and 2005 was $60 and $53, respectively. The increase in SAC is primarily the result of a decrease in the volume of radios manufactured and an increase in per unit hardware subsidies as compared to the same period during 2005.

Advertising & Marketing—Advertising & marketing includes advertising, media and other discretionary marketing expenses. These activities drive our sales, establish our brand recognition, and facilitate our growth. We achieve success in these areas through coordinated marketing campaigns that include retail advertising through various media, cooperative advertising with our retail and OEM partners, sponsorships and ongoing market research. These costs fluctuate based on the timing of these activities. Historically, we have significant advertising and marketing campaigns geared towards the holiday season, and we expect that this trend will continue in the fourth quarter of 2006.

•	Three Months Ended: September 30, 2006 vs. September 30, 2005. These costs decreased $2.1 million or 7%, and have decreased as a percentage of total revenue to 11% from 19% and on an average cost per subscriber basis during the three months ended September 30, 2006 as compared to the same period during 2005. As discussed above, these costs fluctuate based on the timing of our advertising campaigns and product and content introductions. Consequently, this decrease reflects our reduction in media spending during the three months ended September 30, 2006 in anticipation of the launch of our new advertising campaign in the fourth quarter.

•	Nine Months Ended: September 30, 2006 vs. September 30, 2005. These costs decreased $1.8 million or 2%, and have decreased as a percentage of total revenue to 14% from 25% during the nine months ended September 30, 2006 as compared to the same period during 2005 due to a decrease in media spending during the nine months ended September 30, 2006 in anticipation of the launch of our new advertising campaign in the fourth quarter.

Cost Per Gross Addition (“CPGA”)—CPGA costs include the amounts in SAC, as well as Advertising & marketing and on-going loyalty payments to distribution partners. CPGA costs do not include marketing staff (included in Retention & support) or the amortization of the GM guaranteed payments (included in Amortization of GM liability). These costs are divided by the gross additions for the period to calculate CPGA.

•	Three Months Ended: September 30, 2006 vs. September 30, 2005. During the three months ended September 30, 2006 and 2005, we incurred CPGA expenses of $81.0 million and $87.9 million, respectively. CPGA for the three months ended September 30, 2006 and 2005 was $93 and $89, respectively. The increase in CPGA is due primarily to the increase in SAC and fewer gross subscriber additions, offset in part by reductions in advertising and marketing.

Depreciation & Amortization—Depreciation and amortization expense primarily relates to our satellites, ground support systems that include our terrestrial repeater network, broadcast facilities, computer hardware and software. We expect these expenses to increase as we expand our capital asset base, which includes placing XM-4 into service in the fourth quarter of 2006.

•	Three Months Ended: September 30, 2006 vs. September 30, 2005. These costs increased $5.1 million or 13% during the three months ended September 30, 2006 as compared to the same period during 2005. The increase was primarily due to a higher depreciable asset base, reflecting higher capital spending for system development, computer hardware, software and leased equipment.

•	Nine Months Ended: September 30, 2006 vs. September 30, 2005. These costs increased $18.0 million or 17% during the nine months ended September 30, 2006 as compared to the same period during 2005. The increase was primarily due to a higher depreciable asset base, reflecting XM-3, which was placed into service in April 2005, higher capital spending for system development, computer hardware, software and leased equipment.

Non-operating Income and Expenses

Non-operating Income and Expense—Non-operating income and expense consists primarily of net costs associated with financing and cash management activities, an impairment loss recorded on our investment in WorldSpace, Inc. (“WSI”) and our proportional share of XM Canada’s results. In the second quarter of 2006, we reduced the carrying values of our investment in WSI due to decreases in fair values that were considered to be other than temporary and recorded an impairment charge of $18.9 million. We began recognizing our 23.33% proportional share of XM Canada’s results during the fourth quarter of 2005.

Net costs associated with financing and cash management activities—Costs associated with financing and cash management activities include Interest income, Interest expense, and de-leveraging charges.

•	Three Months Ended: September 30, 2006 vs. September 30, 2005. Interest expense decreased $2.9 million, de-leveraging charges decreased $2.2 million and Other income increased $1.3 million, which was partially offset by a $2.1 million decrease in Interest income. The decrease in Interest expense during the three months ended September 30, 2006 as compared to the same period during 2005 was primarily the result of $2.3 million increase in interest costs capitalized. The decrease in Interest income was primarily attributable to lower average balances of cash and cash equivalents during the three months ended September 30, 2006 as compared to the same period during 2005.

•	Nine Months Ended: September 30, 2006 vs. September 30, 2005. Interest expense increased $15.1 million and de-leveraging charges increased $98.5 million, which was partially offset by a $1.8 million increase in Interest income and $3.3 million increase in Other income. The increase in Interest expense during the nine months ended September 30, 2006 as compared to the same period during 2005 was primarily the result of $14.9 million increase in de-leveraging related costs recognized as Interest expense. For the nine months ended September 30, 2006, we recorded de-leveraging charges of $100.7 million to retire debt with carrying values, including accrued interest, of $513.9 million.

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

•	Three Months Ended: September 30, 2006 vs. September 30, 2005. Adjusted EBITDA loss decreased by $68.0 million or 98%, and has decreased as a percentage of total revenue to 1% from 45% during the three months ended September 30, 2006 as compared to the same period during 2005. The decrease as a percentage of total revenue reflects the accelerated rate of growth in total revenue as compared to operating expenses. The decrease in Adjusted EBITDA loss is primarily related to the $74.8 million increase in the Subscription revenue, $7.0 million increase in Other revenue, $3.5 million increase in Net ad sales revenue, $7.0 million decrease in Subsidies & distribution, $2.8 million decrease in Amortization of GM liability and $2.1 million decrease in Advertising & marketing. This net increase was offset partially by a $33.7 million increase in Cost of revenue (less $4.9 million related to Stock-based compensation) and $9.5 million increase in General & administrative (less $5.9 million related to Stock-based compensation).

•	Nine Months Ended: September 30, 2006 vs. September 30, 2005. Adjusted EBITDA loss decreased by $134.5 million or 58%, and has decreased as a percentage of total revenue to 14% from 61% during the nine months ended September 30, 2006 as compared to the same period during 2005. The decrease as a percentage of total revenue reflects the accelerated rate of growth in total revenue as compared to operating expenses. The decrease in Adjusted EBITDA loss is primarily related to the $258.7 million increase in Subscription revenue, $4.7 million increase in Activation revenue, $18.1 million increase in Other revenue, $11.5 million increase in Net ad sales revenue, $4.7 million decrease in Amortization of GM liability and $1.8 million decrease in Advertising & marketing. This increase was offset partially by a $145.5 million increase in Cost of revenue (less $12.6 million related to Stock-based compensation), $27.6 million increase in General & administrative (less $16.1 million related to Stock-based compensation) and $17.3 million increase in Subsidies & distribution.

Liquidity and Capital Resources

Overview

The growth in demand for our products and services has required and will continue to require us to invest significant amounts in our business. Since inception through September 30, 2006, we have raised proceeds of $4.3 billion, net of offering costs, through equity and debt offerings. Our ability to become profitable depends upon many factors, some of which are identified below under the caption entitled “Future Operating Liquidity and Capital Resource Requirements.” Our principal sources of liquidity are our existing cash and cash equivalents and cash receipts for pre-paid subscriptions. We also have access to significant liquidity through our new bank revolving credit facility and our GM credit facility, as amended in April 2006 (both of which are now fully available following incentivized conversion of a portion of our outstanding 10% senior secured discount convertible notes due 2009 in October 2006). We also have significant outstanding contracts and commercial commitments that need to be paid in cash or through credit facilities over the next several years. These contractual commitments are comprised of subsidies and distribution costs, rights and royalty fees, revenue share arrangements, programming costs, repayment of long-term debt, satellite related costs, lease payments and service payments. Our ability to become profitable also depends upon other factors identified below under the caption entitled “Future Operating Liquidity and Capital Resource Requirements.”

The following table presents a summary of our cash flows, beginning and ending cash balances for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine months ended September 30,
	2006	2005
Cash flows used in operating activities	$(505,131)	$(176,017)
Cash flows used in investing activities	(157,210)	(173,413)
Cash flows provided by financing activities	236,689	385,694

Net decrease in cash and cash equivalents	(425,652)	36,264
Cash and cash equivalents at beginning of period	710,991	717,867

Cash and cash equivalents at end of period	$285,339	$754,131

Operating Activities—Operating activities primarily consist of net loss adjusted for certain non-cash items including depreciation, amortization, accretion of interest, net non-cash loss on conversion of notes, non-cash loss on equity-based investments, stock-based compensation and the effect of changes in working capital.

•	For the nine months ended September 30, 2006, cash used in operating activities was $505.1 million, consisting of a net loss of $462.1 million adjusted for net non-cash expenses of $334.0 million, $4.5 million gain on sale of fixed assets and $372.4 million used in working capital as well as other operating activities. Included in cash used in working capital is a $150.3 million decrease in Accounts payable, accrued expenses and other liabilities due primarily to the effort to reduce our previous year’s balance to more normative levels, a $246.1 million increase in Prepaid and other assets due primarily to the $237 million prepayment of our liability to GM and a $33.2 million decrease in amounts due to related parties; partially offset by a $30.4 million increase in Subscriber deferred revenue, as a result of subscribers signing up for discounted annual and multi-year pre-payment plans and a $29.6 million increase in Accrued interest due to having fully accreted interest on outstanding principal balances and the issuance of new debt.

•	For the nine months ended September 30, 2005, cash used in operating activities was $176.0 million, consisting of a net loss of $398.4 million adjusted for net non-cash expenses of $167.0 million and $55.4 million provided by working capital as well as other operating activities. Included in cash used in working capital is a $151.1 million increase in Subscriber deferred revenue and a $34.3 million increase in Due to related parties; offset partially by a $87.0 million increase in Prepaid and other assets and Prepaid programming content and a $26.1 million decrease in Accounts payable, accrued expenses and other liabilities.

Investing Activities—Investing activities primarily consist of capital expenditures and proceeds from the sale of equipment.

•	For the nine months ended September 30, 2006, cash used in investing activities was $157.2 million, primarily consisting of $167.2 million in capital expenditures for the construction of XM-4, computer systems infrastructure and building improvements, offset by $7.2 million in proceeds received from the sale of terrestrial repeaters to XM Canada and $2.8 million in proceeds received from the maturity of restricted investments.

•	For the nine months ended September 30, 2005, cash used in investing activities was $173.4 million, primarily consisting of $145.5 million of capital expenditures for the construction of XM-3, XM-4 and office equipment, as well as $27.0 million used for the purchase of equity investments.

Financing Activities—Financing activities primarily consist of proceeds from debt and equity financings, issuance of common stock pursuant to stock option exercises, and repayments of debt.

•	For the nine months ended September 30, 2006, cash provided by financing activities was $236.7 million; primarily consisting of $600.0 million provided by the issuance of unsecured 9.75% Senior Notes due 2014, $200.0 million provided by the issuance of unsecured Senior Floating Rate Notes due 2013 and $5.4 million in proceeds from the exercise of warrants and stock options; offset primarily by the repayment of $186.5 million of 14% Senior Secured Discount Notes due 2009, $100.0 million of 12% Senior Secured Notes due 2010 and $200.0 million of Senior Secured Floating Rate Notes due 2009, as well as $27.4 million in premiums associated with the above-mentioned retired debt. In addition to the debt repayment, all shares of Series B preferred stock were redeemed for $24.0 million and $21.5 million of deferred financing costs were paid in conjunction with the new debt issuances.

•	For the nine months ended September 30, 2005, cash provided by financing activities was $385.7 million; primarily consisting of $300.0 million provided by the issuance of approximately 9.7 million shares of Class A common stock and $100.0 million provided by the issuance of 1.75% Convertible Senior Notes due 2009, partially offset by the repayment of $15.0 million of 12% Senior Secured Notes due 2010.

Future Operating Liquidity and Capital Resource Requirements

Our projected funding requirements are based on our current business plan, which in turn is based on our operating experience to date and our available resources. We are pursuing a business plan designed to increase subscribers and revenues while maintaining reasonable subscriber acquisition unit costs in the long-term. Our plan contemplates our focusing on the new automobile market where we have relationships with automobile manufacturers, the continuing introduction of innovative yet affordable technology in the retail aftermarket and the use of our most productive distribution channels.

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

On May 1, 2006, XM announced that its subsidiary Inc. had completed an $800 million debt offering, consisting of $600 million of unsecured 9.75% Senior Notes due 2014 and $200 million of unsecured Senior Floating Rate Notes due 2013, each at the issue price of 100%. Substantially all of the proceeds of the debt offering have been or are being applied to refinance existing debt or other fixed obligations. For a further discussion, see Note 7, under the heading “$800 million Private Debt Offering,” of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q.

On May 5, 2006, we entered into a new $250 million revolving credit facility with a group of banks. We have the right to increase the size of the facility by up to $100 million, with any increase to be syndicated on a “best efforts” basis with no lender being required to increase its commitment. As of October 2006, the facility is fully available. For a further discussion, see Note 7, under the heading “$250 million Senior Secured Revolving Credit Facility,” of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q.

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

Commitments and Contingencies—We are obligated to make substantial payments under a variety of contracts and other commercial arrangements. A summary of significant updates during 2006 are presented below:

•	Purchase Commitments—In the ordinary course of business, the Company enters into unconditional purchase commitments for certain component parts and long-lead items used in the manufacture of XM radios to ensure their availability. As of September 30, 2006, these unconditional purchase commitments totaled $18.2 million. These unconditional purchase commitments consist primarily of standing purchase commitments to component manufacturers and providers that are subsequently canceled upon their receipt of a corresponding purchase order from the equipment manufacturer. Generally, unconditional purchase commitments entered into by XM have been canceled by the receipt of corresponding purchase orders from equipment manufacturers.

•	Programming and Marketing—The Company has entered into certain programming and marketing agreements that broaden our content offering and increase our brand awareness. Under these agreements, we are obligated to make payments that total $13.9 million in the remaining three months of 2006, $96.5 million in 2007, $90.8 million in 2008, $68.6 million in 2009, $38.2 million in 2010 and $107.1 million in 2011 and beyond. These payments include fixed payments, advertising commitments and revenue sharing arrangements.

•	Major League Baseball®— The Company has a multi-year agreement with Major League Baseball® to broadcast MLB games live nationwide and those payments are included in the above disclosure of our commitments. The Company paid $50 million for the 2005 season, $60 million (which included $10 million paid in October 2004) for the 2006 season and will pay $60 million per year thereafter through 2012. MLB has the option to extend the agreement for the 2013, 2014 and 2015 seasons at the same $60 million annual compensation rate. The Company will also make incentive payments to MLB for XM subscribers obtained through MLB and baseball club verifiable promotional programs. No stock or warrants were included in this agreement. The agreement requires the Company to deposit $120 million into escrow or furnish other credit support in such amount. In July 2006, the Company furnished a $120 million surety bond to MLB as part of an amendment to the agreement with MLB that permitted the Company to provide various types of credit support in lieu of its $120 million escrow deposit requirement.

•	Satellite Contracts—For a further discussion of satellite contracts, see Note 13, under the heading “Satellite System” of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. of this Form 10-Q.

•	Long-term debt—For a further discussion of long-term debt, see Note 7 of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. of this Form 10-Q.

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

The estimated fair value of our long-term debt is determined by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers or quoted market prices at the reporting date for the traded debt securities. As of September 30, 2006, the carrying value of our long-term debt was $1,357.3 million, compared to an estimated fair value of $1,579.5 million. The estimated fair value of our long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

Interest Rate Risk—At September 30, 2006, we had approximately $1,357.3 million of total debt, of which $1,157.3 million was fixed-rate debt and $200 million was variable-rate debt. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. An increase of 100 basis points in the interest rate applicable to the $200 million of variable-rate debt at September 30, 2006 would result in an increase of approximately $2 million in our annual interest expense. We believe that our exposure to interest rate risk is not material to our results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. During the three months ended September 30, 2006, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently subject to claims, potential claims, inquiries or investigations, or party to legal proceedings, in various matters described below. In addition, in the ordinary course of business we become aware from time to time of claims, potential claims, inquiries or investigations, or may become party to legal proceedings arising out of various matters, such as contract matters, employment related matters, issues relating to our repeater network, product liability issues, copyright, patent, trademark or other intellectual property matters and other federal regulatory matters.

Litigation and Arbitration

Securities class action — A consolidated action is pending in the United States District Court for the District of Columbia on behalf of a purported nationwide class of purchasers of XM’s common stock between July 28, 2005 and February 16, 2006 against XM and its chief executive officer. The complaint, as amended in September 2006, seeks an unspecified amount of damages and claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, alleging various statements made during the putative class period by us and our management failed to project accurately or disclose in a timely manner the amount of higher costs to obtain subscribers during the fourth quarter of 2005. We anticipate filing a motion to dismiss this matter.

We believe the allegations are without merit, and we intend to vigorously defend this matter. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to our business, consolidated results of operations or financial position.

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc and Warner Bros. Records Inc. v. XM Satellite Radio Inc. — Plaintiffs filed this action in the United States District Court for the Southern District of New York on May 16, 2006. The complaint seeks monetary damages and equitable relief, alleging that recently introduced XM radios that also have MP3 functionality infringe upon plaintiffs’ copyrighted sound recordings. We have filed a motion to dismiss this matter.

We believe these allegations are without merit and that these products comply with applicable copyright law, including the Audio Home Recording Act, and we intend to vigorously defend the matter. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to our business, consolidated results of operations or financial position.

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. — Plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on January 10, 2006 on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that we engaged in a deceptive trade practice under Arkansas and other state laws by representing that our music channels are commercial-free. We have filed an answer to the complaint, and instituted an arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in our customer service agreement. The arbitration has been stayed pending judicial determination whether a court or the arbitrator decides arbitrability. The matter is currently pending before the United States Court of Appeals for the Eight Circuit from the denial of a stay by the district court. We believe the suit is without merit and intend to vigorously defend the matter. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to our business, consolidated results of operations or financial position.

Copyright Royalty Board Arbitration — We are participating in a Copyright Royalty Board (CRB) proceeding in order to set the royalty rate payable by XM under the statutory license covering our performance of sound recordings over the XM system for the six year period starting in January 2007. XM and Sirius have recently filed their direct cases with the CRB proposing a rate of 0.88% of each of their adjusted gross revenues for this statutory license. SoundExchange, a collective operated on behalf of owners of copyrighted recordings, such as the major record labels, has filed a direct case proposing a rate increasing from 10% of adjusted gross revenues for the first year of the license increasing each year to over 23% during the final year of the license term; their requested guaranteed minimums could result in a rate in excess of the foregoing percentages. We are also participating in a concurrent proceeding to set the royalty rate payable by XM under the statutory license covering our performance of sound recordings over XM channels transmitted over the DIRECTV satellite television system. We anticipate that hearings in these matters will take place in early 2007, and that the CRB will render its decision by the end of 2007. There can be no assurance regarding the ultimate outcome of these matters, or their significance to our business, consolidated results of operations or financial position.

Satellite Insurance Settlement Update — In July 2004, we reached agreement with insurers covering 80 percent of the aggregate sum insured in connection with the progressive solar array power degradation issue that is common to the first six Boeing 702 class satellites put in orbit (XM-2 and XM-1 were the fifth and sixth Boeing 702s launched). The settlement was at a rate equal to 44.5 percent of the proportionate amount covered by each of these insurers, representing a total recovery of approximately $142 million from these insurers. We were recently notified that we were not successful in our arbitration claim against the remaining insurers, and will not receive any further insurance proceeds with regard to this issue. The result of this arbitration did not affect the July 2004 agreements with respect to the 80 percent of the aggregate sum insured.

Regulatory Matters and Inquiries

Federal Communication Commission (“FCC”)

FCC Receiver Matter — As we have previously disclosed, we have received inquiries from, and responded to, the Federal Communications Commission regarding FM modulator wireless transmitters in various XM radios not in compliance with permissible emission limits. No health or safety issues have been involved with these wireless XM radios.

We have implemented a series of design and installation modifications, and through October 2006, we obtained new certifications for six models of modified XM radios using our new SureConnect technology. Radios using the SureConnect technology are expected to be available at retail for the holiday shopping season. In addition, we have implemented a regulatory compliance plan, including the appointment of an FCC regulatory compliance officer, to monitor FCC regulatory compliance, specifically with reference to the design, verification/certification, and production of XM radio receivers.

We have been submitting documents to the FCC and are in discussions with the FCC to resolve this matter. We cannot predict at this time the extent of any further actions that we will need to undertake or any financial obligations we may incur.

There can be no assurance regarding the ultimate outcome of this matter, or its significance to our business, consolidated results of operations or financial position.

FCC Repeater Network Matter — We have recently filed for both a 30-day Special Temporary Authority (STA) and a 180-day STA with respect to our terrestrial repeater network. We are seeking authority to continue to operate our entire repeater network despite the fact that the characteristics of certain repeaters, as built, differ from the submitted data in the original STAs granted for our repeater network. These differences include some repeaters not being built in the exact locations, or with the same antenna heights, power levels, or antenna characteristics than set forth in the earlier STAs. Prior to making these recent filings, we reduced the power or discontinued operation of certain repeaters. As a result, we believe that service quality in portions of the affected metro areas has been somewhat reduced, including in terms of more frequent interruptions and/or occasional outages to the service. There has been no impact on the satellite signal. We have recently held meetings with the staff of the FCC regarding these matters. Our deployment of terrestrial repeaters may be affected by the FCC’s further actions, when taken. There can be no assurance regarding the ultimate outcome of this matter, or its significance to our business, consolidated results of operations or financial position.

These recent STA requests are distinct from (and if granted would modify) the STAs originally granted by the FCC relating to our commencing and continuing operation of the repeater network. As we have been disclosing for many years, the FCC has not yet issued final rules permitting us (or Sirius) to deploy terrestrial repeaters, and we have been deploying and operating our repeater network based on those early STAs and requests we have filed previously to extend the time periods of those STAs, which have expired. We (and Sirius) and others have been requesting that the FCC establish final rules for repeater deployment.

Federal Trade Commission (“FTC”)

FTC Inquiry — On April 25, 2006, we received a letter from the Federal Trade Commission stating that they are conducting an inquiry into whether our activities are in compliance with various acts, including the FTC Act, the Telemarketing Sales Rule, the Truth in Lending Act and the CAN-SPAM Act. This letter requests information about a variety of our marketing activities, including free trial periods, rebates, telemarketing activities, billing and customer complaints.

We have been submitting documents to the agency in response to the letter and are cooperating fully with this inquiry. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to our business, consolidated results of operations or financial position.

Securities and Exchange Commission (“SEC”)

SEC Inquiry — As previously disclosed, by letter dated August 31, 2006 and subsequent follow-up letters, the Staff of the Securities and Exchange Commission (“SEC”) requested that we voluntarily provide documents to the Staff, including information relating to our subscriber targets, costs associated with attempting to reach those targets during the third and fourth quarters of 2005, the departure of Mr. Roberts from our board of directors, our historic practices regarding stock options and certain other matters. In this connection we retained outside counsel, who engaged an independent accounting advisor, to conduct a review of our stock option practices. The inquiry did not reveal the existence of material errors in any prior financial statements.

We have been submitting documents to the SEC in response to their requests and are cooperating fully with this inquiry. There can be no assurance regarding the ultimate outcome of these SEC matters, or the significance, if any, to our business, consolidated results of operations or financial position.

ITEM 1A. RISK FACTORS

The unfavorable outcome of pending or future litigation or investigations could have a material adverse effect on the Company.

We become aware from time to time of claims, potential claims, investigations or inquiries, and are or may become party to legal proceedings, investigations, inquiries or litigation arising in the course of our business. An unfavorable outcome to one or more of such matters could have a material adverse effect on our financial results. There can be no assurances as to the favorable outcome of any such matter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following purchases of the Company’s Class A common stock were completed as of September 30, 2006.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2006	3,948	$22.46	—	—
May 1 - May 31, 2006	3,340	$17.93	—	—
June 1 - June 30, 2006	—	$—	—	—
July 1 - July 31, 2006	2,836	$11.60	—	—
August 1 - August 31, 2006	48,078	$11.08	—	—
September 1 - September 30, 2006	—	$—	—	—

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under the Company’s 1998 Shares Award Plan.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Employment Agreement, dated as of July 20, 2006, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. and Nathaniel A. Davis. (incorporated by reference to XM’s Current Report on Form 8-K filed July 24, 2006).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XM SATELLITE RADIO HOLDINGS INC.
(Registrant)

Date: November 9, 2006	/s/ HUGH PANERO
Hugh Panero Chief Executive Officer (principal executive officer)

Date: November 9, 2006	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer Executive Vice President and Chief Financial Officer (principal financial and accounting officer)