Form 10-Q
period 2007-06-30
XM SATELLITE RADIO HOLDINGS INC; XM SATELLITE RADIO INC
filed 2007-07-31
CIK 1091530, 1116317

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2007

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

XM Satellite Radio Holdings Inc.	Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐
XM Satellite Radio Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether each registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of June 30, 2007)
XM SATELLITE RADIO HOLDINGS INC. CLASS A COMMON STOCK, $0.01 PAR VALUE	306,810,723

XM SATELLITE RADIO INC. COMMON STOCK, $0.10 PAR VALUE (all shares are issued to XM Satellite Radio Holdings Inc.)	125

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Without limitation, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to growth, expected levels of expenditures and statements expressing general optimism about future operating results — are forward-looking statements. Similarly, statements that describe the Company’s business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements including those presented elsewhere by our management from time to time are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007. These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this filing. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

EXPLANATORY NOTE

This quarterly report on Form 10-Q is a combined report being filed by two separate registrants: XM Satellite Radio Holdings Inc. (the “Company”, “Holdings”, or “XM”) and XM Satellite Radio Inc. (“Inc.”). Holdings’ principal wholly owned subsidiary is Inc., and as such, the information presented in this report regarding Inc. also applies to Holdings. Unless the context requires otherwise, the terms “we,” “our” and “us,” refer to Holdings. Holdings fully and unconditionally guarantees Inc.’s registered debt securities. The combined report includes Holdings’ unaudited Condensed Consolidated Financial Statements as the only set of financial statements; an explanation of the differences between the companies is in the Notes to the unaudited Condensed Consolidated Financial Statements; and condensed consolidating financial information regarding Inc. The management’s discussion and analysis section has also been combined, focusing on the financial condition and results of operations of Holdings, which is consistent with the inclusion in the combined report of one set of financial statements.

We make available certain reports filed with the Securities and Exchange Commission (“SEC”) that can be accessed, free of charge, through our website at http://www.xmradio.com, as soon as reasonably practicable after they are electronically filed with the SEC.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2007	2006	2007	2006
Revenue:
Subscription	$245,778	$202,165	$482,264	$390,267
Activation	4,766	3,942	9,419	7,521
Merchandise	5,658	4,928	10,955	8,479
Net ad sales	10,153	8,982	17,631	15,500
Other	10,921	7,869	21,118	14,085

Total revenue	277,276	227,886	541,387	435,852

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	49,723	37,923	97,149	72,200
Customer care & billing operations(1)	30,749	26,395	58,677	48,850
Cost of merchandise	12,694	10,254	30,970	18,247
Ad sales(1)	5,480	4,460	8,866	7,815
Satellite & terrestrial(1)	13,472	11,571	27,354	24,620
Broadcast & operations:
Broadcast(1)	6,885	5,169	13,429	11,022
Operations(1)	9,683	8,805	19,399	17,692

Total broadcast & operations	16,568	13,974	32,828	28,714
Programming & content(1)	41,827	42,253	85,779	79,896

Total cost of revenue	170,513	146,830	341,623	280,342
Research & development (excludes depreciation & amortization, shown below)(1)	8,159	8,518	15,469	19,499
General & administrative (excludes depreciation & amortization, shown below)(1)	35,869	18,672	70,053	36,301
Marketing (excludes depreciation & amortization, shown below):
Retention & support(1)	10,618	7,443	20,374	15,490
Subsidies & distribution	63,855	56,696	107,457	112,169
Advertising & marketing	43,244	42,096	76,053	76,022

Marketing	117,717	106,235	203,884	203,681
Amortization of GM liability	6,504	7,440	13,008	16,753

Total marketing	124,221	113,675	216,892	220,434
Depreciation & amortization	46,506	41,847	93,387	81,729

Total operating expenses(1)	385,268	329,542	737,424	638,305

Operating loss	(107,992)	(101,656)	(196,037)	(202,453)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2007	2006	2007	2006
Other income (expense):
Interest income	4,238	6,376	7,781	12,949
Interest expense	(32,423)	(29,317)	(60,032)	(62,553)
Loss from de-leveraging transactions	—	(82,345)	(2,965)	(100,724)
Loss from impairment of investments	(35,824)	(18,926)	(35,824)	(18,926)
Equity in net loss of affiliate	(2,752)	(4,206)	(8,177)	(13,090)
Minority interest	(3,266)	—	(4,962)	—
Other income (expense)	413	(212)	856	4,422

Net loss before income taxes	(177,606)	(230,286)	(299,360)	(380,375)
Benefit from deferred income taxes	1,859	1,177	1,175	2,045

Net loss	(175,747)	(229,109)	(298,185)	(378,330)

8.25% Series B and C preferred stock dividend requirement	—	(1,814)	—	(3,963)
8.25% Series B preferred stock retirement loss	—	(755)	—	(755)

Net loss attributable to common stockholders	$(175,747)	$(231,678)	$(298,185)	$(383,048)

Net loss per common share—basic and diluted	$(0.57)	$(0.87)	$(0.97)	$(1.47)
Weighted average shares used in computing net loss per common share—basic and diluted	306,425,375	266,098,554	306,154,565	259,866,408

(1)	These captions include non-cash stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Customer care & billing operations	$497	$268	$937	$354
Ad sales	460	520	816	948
Satellite & terrestrial	491	511	1,010	972
Broadcast	606	577	1,206	1,058
Operations	351	419	729	1,002
Programming & content	2,061	2,126	4,227	4,018
Research & development	1,716	1,780	3,442	3,237
General & administrative	5,829	6,017	11,878	11,078
Retention & support	2,069	1,696	3,966	3,308

Total stock-based compensation	$14,080	$13,914	$28,211	$25,975

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$275,392	$218,216
Accounts receivable, net of allowance for doubtful accounts of $6,182 and $4,946	43,890	62,293
Due from related parties	10,254	13,991
Related party prepaid expenses	75,085	66,946
Prepaid programming content	59,232	28,172
Prepaid and other current assets	48,002	43,040

Total current assets	511,855	432,658
Restricted investments	196	2,098
System under construction	142,935	126,049
Property and equipment, net of accumulated depreciation and amortization of $860,538 and $767,768	774,185	849,662
DARS license	141,387	141,387
Intangibles, net of accumulated amortization of $8,847 and $8,222	4,015	4,640
Deferred financing fees, net of accumulated amortization of $23,815 and $20,537	38,482	38,601
Due from related parties, net of current portion	1,459	—
Related party prepaid expenses, net of current portion	149,648	160,712
Investments	44,650	80,592
Prepaid and other assets, net of current portion	4,146	4,219

Total assets	$1,812,958	$1,840,618

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$53,774	$51,844
Accrued expenses	135,481	147,591
Accrued satellite liability	—	64,875
Accrued interest	18,749	18,482
Current portion of long-term debt	13,740	14,445
Due to related parties	52,962	46,459
Subscriber deferred revenue	380,121	340,711
Deferred income	9,915	9,915

Total current liabilities	664,742	694,322
Long-term debt, net of current portion	1,476,720	1,286,179
Subscriber deferred revenue, net of current portion	99,026	86,482
Deferred income, net of current portion	127,676	130,780
Other non-current liabilities	41,993	40,735

Total liabilities	2,410,157	2,238,498

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(in thousands, except share and per share data)	June 30, 2007	December 31, 2006
	(unaudited)
Commitments and contingencies
Minority interest	62,662	—
Stockholders’ deficit:
Series A convertible preferred stock, par value $0.01 (liquidation preference of $51,370 at June 30, 2007 and December 31, 2006); 15,000,000 shares authorized, 5,393,252 shares issued and outstanding at June 30, 2007 and December 31, 2006	54	54
Class A common stock, par value $0.01; 600,000,000 shares authorized, 306,810,723 shares and 305,781,515 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	3,068	3,058
Accumulated other comprehensive income, net of tax	8,639	3,590
Additional paid-in capital	3,125,039	3,093,894
Accumulated deficit	(3,796,661)	(3,498,476)

Total stockholders’ deficit	(659,861)	(397,880)

Total liabilities and stockholders’ deficit	$1,812,958	$1,840,618

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(in thousands)	2007	2006
Cash flows from operating activities:
Net loss	$(298,185)	$(378,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	7,516	7,410
Depreciation and amortization	93,387	81,729
Amortization of deferred income related to XM Canada	(4,996)	(5,040)
Non-cash loss on impairment of investments	35,824	18,926
Loss from de-leveraging transactions	2,965	100,724
Non-cash loss on equity in affiliate	8,177	13,090
Amortization of deferred financing fees and debt discount	5,021	23,488
Stock-based compensation	28,211	25,975
Benefit from deferred income taxes	(1,175)	(2,045)
Gain on sale of fixed assets	—	(4,490)
Minority interest	4,962	—
Other	(39)	207
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	10,927	(8,253)
Decrease (increase) in due from related parties	2,277	(4,561)
(Increase) decrease in prepaid programming content	(31,059)	2,884
Increase in prepaid and other assets	(1,964)	(236,173)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	7,364	(125,570)
Increase in accrued interest	267	14,467
Increase in due to related parties	6,503	2,876
Increase in subscriber deferred revenue	51,954	38,600
Increase in deferred income	1,893	717

Net cash used in operating activities	(70,170)	(433,369)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Six months ended June 30,
(in thousands)	2007	2006
Cash flows from investing activities:
Purchase of property and equipment	(33,811)	(34,457)
Additions to system under construction	(78,596)	(62,735)
Proceeds from sale of fixed assets	—	7,182
Net maturity of restricted investments	1,901	2,781

Net cash used in investing activities	(110,506)	(87,229)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	2,989	4,510
Proceeds from issuance of 9.75% senior notes due 2014	—	600,000
Proceeds from issuance of senior floating rate notes due 2013	—	200,000
Proceeds from sale-leaseback transaction	288,500	—
Repayment of 14% senior secured discount notes due 2009	—	(186,545)
Repayment of 12% senior secured notes due 2010	—	(100,000)
Repayment of senior secured floating rate notes due 2009	—	(200,000)
Payment of premiums on de-leveraging transactions	(2,965)	(27,357)
Repurchase of Series B convertible redeemable preferred stock	—	(23,960)
Retirement of mortgages on corporate facilities	(38,877)	—
Payments on other borrowings	(7,592)	(5,548)
Deferred financing costs	(4,203)	(20,406)

Net cash provided by financing activities	237,852	240,694

Net increase (decrease) in cash and cash equivalents	57,176	(279,904)
Cash and cash equivalents at beginning of period	218,216	710,991

Cash and cash equivalents at end of period	$275,392	$431,087

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

XM Satellite Radio Inc. (“Inc.”) was incorporated on December 15, 1992 in the State of Delaware for the purpose of operating a digital audio radio service (“DARS”) under a license from the Federal Communications Commission (“FCC”). XM Satellite Radio Holdings Inc. (the “Company”, “Holdings”, or “XM”) was formed as a holding company for Inc. on May 16, 1997. The Company commenced commercial operations in two markets on September 25, 2001 and completed its national rollout on November 12, 2001.

As of June 30, 2007, the principal differences between the financial conditions of Holdings and Inc., were:

•	the ownership by Holdings of the corporate headquarters and data center since August 2001 and September 2005, respectively, and the lease of these buildings to Inc.;

•

XM-1, XM-2, and XM-3, except for the B702 bus portion of XM-3, are owned by Inc.; the transponders of XM-4, are owned by Satellite Leasing (702-4) LLT, a separate legal entity subject to consolidation by the Company, and leased to Inc.; and XM-5 and the B702 bus portion of XM-3 and XM-4 are owned by Holdings;

•	the presence at Holdings of additional indebtedness, primarily the 1.75% Convertible Senior Notes due 2009, not guaranteed by Inc.;

•	the investments by Holdings in Canadian Satellite Radio (including related revenue and deferred income) and WorldSpace, Inc.; and

•	the existence of cash balances at Holdings.

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

•	less interest expense principally related to the additional indebtedness at Holdings;

•	less revenue associated with the amortization of deferred income and equity in losses from Holdings’ investment in Canadian Satellite Radio;

•	no gains or losses on Holdings’ investments in Canadian Satellite Radio or WorldSpace, Inc.; and

•	less interest income because of additional cash balances at Holdings.

Proposed Merger

On February 19, 2007, XM Satellite Radio Holdings Inc. and Sirius Satellite Radio Inc. (“Sirius”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which XM and Sirius will combine its businesses through a merger of XM and a newly formed, wholly owned subsidiary of Sirius (the “Merger”).

Each of XM and Sirius has made customary representations and warranties and covenants in the Merger Agreement. The completion of the Merger is subject to various closing conditions, including obtaining the approval of XM’s and Sirius’ stockholders and receiving certain regulatory and antitrust approvals (including from the FCC and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended). XM filed a Notification and Report Form pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“the HSR Act”), with respect to the transactions contemplated by the Merger Agreement between XM and Sirius. On April 12, 2007, both XM and Sirius received from the Department of Justice requests for additional information and documentary material relating to the Merger, generally referred to as a “Second Request.” The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after XM and Sirius have substantially complied with the Second Request.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On March 20, 2007, XM and Sirius filed a Consolidated Application for Authority to Transfer Control with the FCC with respect to the Merger Agreement. On June 8, 2007, the FCC released a Public Notice announcing that the application had been accepted for filing and establishing deadlines of July 9, 2007 for comments and July 24, 2007 for reply comments. On July 24, 2007, XM and Sirius filed a reply to the comments to the merger application. On June 27, 2007, the FCC released a related Notice of Proposed Rule Making asking for comment on whether language in the FCC’s 1997 Order establishing the satellite radio service concerning the transfer of such licenses constitutes a binding rule and, if so, whether the FCC should waive, modify, or repeal the rule if the FCC determines that the proposed merger would serve the public interest. The FCC will accept comments on this issue until August 13, 2007 and reply comments until August 27, 2007.

(2) Summary of Significant Accounting Policies and Practices

Principles of Consolidation and Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of XM Satellite Radio Holdings Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated in the unaudited Condensed Consolidated Financial Statements in accordance with FIN No. 46(R). Beginning March 31, 2007, the Company reported a variable interest entity subject to consolidation by the Company pursuant to FIN No. 46(R). Satellite Leasing (702-4) LLT is a separate legal entity whose primary beneficiary, as defined under FIN No. 46(R), is the Company. See Note 6 under the heading “Capital Lease—XM-4 Satellite”. Satellite Leasing (702-4) LLC, an entity solely owned by the equity investors in the transaction, will be entitled to the residual benefits, including ownership of the assets of the trust after repayment of the debt incurred by that entity.

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2006, which has been derived from audited financial statements, and the interim unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America and Regulation S-X, Rule 10-01 of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these interim unaudited Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007. All adjustments that, in the opinion of management, are necessary for a fair presentation of the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. Amounts from Subsidies & distribution related to on-going loyalty payments in the amount of $4.4 million and $8.7 million for the three and six months ended June 30, 2006, respectively, were reclassified to Advertising & marketing.

Restricted Investments

Restricted investments consist principally of certificates of deposits. In February 2007, the restricted investments which represented securities held in escrow on the Company’s buildings were redeemed and included in the total cash paid to retire the mortgage loans on the buildings. There were no gross unrealized holding gains or losses on these restricted investments at June 30, 2007 and December 31, 2006.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventory

Inventories are stated at the lower of average cost or market. The Company provides estimated inventory allowances for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Inventories consist of both finished goods and raw materials. The Company had $15.9 million and $17.0 million of net inventory as of June 30, 2007 and December 31, 2006, respectively, which are included in Prepaid and other current assets on the Condensed Consolidated Balance Sheets.

During the three and six months ended June 30, 2007, the Company recorded total inventory write-down charges of $2.1 million and $6.9 million, respectively; while for the comparable periods in 2006, the Company did not record any write-down charges. These charges are reflected in Cost of merchandise in the unaudited Condensed Consolidated Statements of Operations.

Investments

Investments in marketable equity securities of companies in which XM does not have a controlling interest or is unable to exert significant influence are accounted for at market value if the investments are publicly traded and resale restrictions of less than one year exist (“available-for-sale equity securities”). Unrealized holding gains and losses on marketable available-for-sale equity securities are carried net of taxes as a component of Accumulated other comprehensive income in Stockholders’ deficit in the Condensed Consolidated Balance Sheets.

Investments in equity securities that do not have readily determinable fair values and in which XM does not have a controlling interest or is unable to exert significant influence are recorded at cost, subject to other than temporary impairment (“cost method”).

For those investments in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received, limited to the extent of the Company’s investment in, advances to and commitments to the investee. The Company’s share of net earnings or loss of affiliate is recorded in Other income (expense).

Investments are periodically reviewed for impairment and a write down is recorded whenever declines in fair value below carrying value are determined to be other than temporary. In making this determination, the Company considers, among other factors, the severity and duration of the decrease as well as the likelihood of a recovery within a reasonable timeframe.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives:

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Maintenance and repairs costs are expensed as incurred, whereas expenditures for renewal and betterments are capitalized. The cost of internally developed software is capitalized in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and amortized over its estimated useful life. Interest costs incurred in connection with the construction of major equipment and facilities are capitalized as part of the asset cost to which it relates and depreciated over the asset’s useful life. Upon the normal sale or retirement of depreciable property, the net carrying value less any salvage value is recognized as an operating gain or loss in the unaudited Condensed Consolidated Statements of Operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Net Loss Per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin (“SAB”) No. 98, Computations of Earnings Per Share. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing the net loss attributable to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and dilutive equivalent shares outstanding during the period. Options, warrants and convertible instruments outstanding as of June 30, 2007 to purchase 50 million shares of common stock (47 million of which were vested) were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2007 as their inclusion would have been anti-dilutive. Options, warrants and convertible instruments outstanding as of June 30, 2006 to purchase 94 million shares of common stock (89 million of which were vested) were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2006 as their inclusion would have been anti-dilutive. Unvested shares of restricted stock in the amount of 7,366,183 and 2,313,921 as of June 30, 2007 and 2006, respectively, are not included in the computation of basic net loss per common share or in diluted net loss per common share because their inclusion would have been anti-dilutive. The Company had a net loss in each of the periods presented, and therefore, basic and diluted net loss per common share are the same.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Comprehensive Income or Loss

Accumulated other comprehensive income or loss is reported on the Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities (see Note 4, under the heading “WorldSpace”) and foreign currency translation adjustments (see Note 4, under the heading “Canadian Satellite Radio”) are included in other comprehensive income or loss. However, in the event that an unrealized loss is deemed other than temporary, the loss is recognized in earnings. The components of Comprehensive income or loss for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(175,747)	$(229,109)	$(298,185)	$(378,330)
Unrealized gain on available-for-sale securities, net of tax	1,201	—	1,326	—
Reclassification adjustment for unrealized gain (loss) on available-for-sale securities, net of tax	—	703	—	(5,985)
Foreign currency translation adjustment, net of tax	3,893	2,802	3,723	5,113

Total comprehensive loss	$ (170,653)	$ (225,604)	$ (293,136)	$ (379,202)

Unrealized gain on available-for-sale securities for the three and six months ended June 30, 2007 is shown net of tax expense of $0.8 million. Reclassification adjustment for unrealized gain (loss) on available-for-sale securities for the three and six months ended June 30, 2006 is shown net of tax (expense) benefit of ($0.4) million and $3.7 million, respectively. Foreign currency translation adjustment, for the three and six months ended June 30, 2007, is shown net of tax expense of $2.4 million and $2.3 million, respectively; while for the comparable periods in 2006, foreign currency translation adjustment is shown net of tax expense of $1.8 million and $3.2 million, respectively. The unrealized gain (loss) on available-for-sale securities relates to the Company’s investment in WorldSpace, while the foreign currency translation adjustment relates to the Company’s investment in Canadian Satellite Radio (discussed further in Note 4 and Note 9).

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt this Statement effective January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial position.

In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which states how entities involved in research and development activities should account for non-refundable advance payments for goods that will be used or for services that will be performed in future research and development activities. EITF No. 07-3 concludes that nonrefundable advance payments for future research and development activities should be deferred and capitalized and that such amounts should be recognized as an expense as the goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The consensus is effective for the first annual or interim reporting period beginning after

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

December 15, 2007. The Company will adopt this consensus effective January 1, 2008. The Company is currently evaluating the impact that the adoption of EITF No. 07-3 will have on its consolidated results of operations and financial position.

(3) Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Spacecraft system	$903,210	$905,507
Terrestrial repeater network	264,368	264,223
Spacecraft control and uplink facilities	47,010	46,181
Broadcast facilities	65,445	65,302
Land	8,788	8,788
Buildings and improvements	73,854	73,252
Computer systems, furniture and fixtures, and equipment	272,048	254,177

Total property and equipment	1,634,723	1,617,430
Accumulated depreciation and amortization	(860,538)	(767,768)

Property and equipment, net	$774,185	$849,662

Spacecraft System

The Company currently operates four in-orbit satellites, all of which are owned, except for the transponders on XM-4, which are leased under a capital lease. The Company launched its first two satellites, XM-1 and XM-2 in the first half of 2001 prior to the commencement of commercial operations. Depreciation commenced upon acceptance of the satellites from Boeing Satellite Systems, which occurred during the first half of 2001. The XM-1 and XM-2 satellites suffer from a progressive solar array power degradation issue and during 2004, the Company recovered from insurers $142 million, of which $134 million was recorded as a reduction to the carrying values of XM-1 and XM-2. In February 2005, XM-3 was successfully launched and moved into the 85° West Longitude orbital location. In October 2006, XM-4 was successfully launched and moved into the 115° West Longitude orbital location. XM-1 and XM-2 are collocated with XM-4, and are in-orbit spares. Depreciation of XM-3 and XM-4 commenced upon acceptance of the satellites, which occurred during April 2005 and December 2006, respectively. In February 2007, the transponders on XM-4 were the subject of a sale- leaseback transaction and are now being amortized over their nine-year lease term, less the estimated residual value.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(4) Investments

The Company’s investments consist of an equity method investment, a cost method investment and available-for-sale equity securities as follows (in thousands):

	June 30, 2007	December 31, 2006
Equity method investment	$36,232	$74,252
Cost method investment	480	480
Available-for-sale equity securities	7,938	5,860

Total investments	$44,650	$80,592

Equity Method Investment

Canadian Satellite Radio (“XM Canada”)

In December 2005, XM Canada, a related party, issued to XM 11,077,500 Class A Subordinate Voting Shares representing a 23.33% ownership interest and 11% voting interest in XM Canada. These shares were determined to have an initial fair value of $152.1 million, based on the XM Canada initial public offering price of CDN$16.00 per share. XM accounts for its ownership in XM Canada using the equity method of accounting.

XM Canada has a fiscal year end of August 31. Therefore, XM records its share of XM Canada’s net income or loss, using the average currency exchange rate for the period, based on XM Canada’s quarterly periods ending on the last day of February, May, August and November. During the three and six months ended June 30, 2007, XM recorded a currency translation gain of $3.9 million and $3.7 million, respectively, as a component of Accumulated other comprehensive income in Stockholders’ deficit in the Condensed Consolidated Balance Sheets. These gains were net of $2.4 million and $2.3 million in income taxes and were recorded as benefits to the Provision for deferred income taxes during the three and six months ended June 30, 2007, respectively. During the three and six months ended June 30, 2006, XM recorded a currency translation gain of $2.8 million and $5.1 million, respectively, as a component of Accumulated other comprehensive income in Stockholders’ deficit in the Condensed Consolidated Balance Sheets. These gains were net of $1.8 million and $3.2 million in income taxes and were recorded as benefits to the Provision for deferred income taxes during the three and six months ended June 30, 2006, respectively.

During December 2006, the Company reduced the carrying value of its investment in XM Canada due to a decrease in fair value that was considered to be other than temporary and recorded an impairment charge of $57.6 million to Other expense in the Consolidated Statements of Operations. XM Canada’s shares trade publicly on the Toronto Stock Exchange under the symbol “XSR.TO”. The fair value of the Company’s investment in XM Canada was determined based on XM Canada’s quoted share price on November 30, 2006 (the date of XM Canada’s most recent financial statements as of December 31, 2006) of CAD$7.65, or US$6.70. Based on the number of shares held by the Company as of December 31, 2006, the carrying value of the Company’s investment in XM Canada was written down to its fair value, which was $74.3 million.

During the three months ended June 30, 2007, the Company further reduced the carrying value of its investment in XM Canada due to a continued decrease in fair value that was considered to be other than temporary and recorded an impairment charge of $35.8 million to Other expense in the unaudited Condensed Consolidated Statements of Operations. The fair value of the Company’s investment in XM Canada was determined based on XM Canada’s quoted share price on May 31, 2007 (the date of XM Canada’s most recent financial statements as of June 30, 2007) of CAD$3.50, or US$3.27. Based on the number of shares held by the Company on June 30, 2007, the carrying value of the Company’s investment in XM Canada was written down to its fair value, which was $36.2 million.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Summarized unaudited financial information for XM Canada is as follows (US$ in thousands):

	May 31, 2007	November 30, 2006
Current assets	$35,119	$50,641
Non-current assets	$246,845	$247,848
Current liabilities	$22,285	$17,782
Non-current liabilities	$104,574	$101,674
Total shareholders’ equity	$155,105	$179,033

	Three months ended May 31,		Six months ended May 31,
	2007	2006	2007	2006
Revenues	$5,076	$2,068	$9,253	$3,060
Net loss	$11,794	$18,024	$35,046	$56,101
XM’s share of net loss	$2,752	$4,206	$8,177	$13,090

Cost Method Investment and Available-for-Sale Equity Securities

WorldSpace

On July 18, 2005, XM acquired 1,562,500 shares of Class A common stock of WorldSpace, Inc. (“WSI”) and a warrant to purchase at WSI’s initial public offering price of $21.00 an additional aggregate number of shares equal to $37.5 million, subject to certain operational vesting conditions, in exchange for $25.0 million. XM allocated its $25.0 million investment between the two financial instruments, $12.9 million to the Class A common stock and $12.1 million to the warrant. XM accounts for its investment in WSI Class A common stock as available-for-sale securities and accounts for its investment in the warrant under the cost method, subject to other than temporary impairment. WorldSpace provides XM certain programming in exchange for a nominal monthly fee under an amended programming agreement that extends through June 7, 2009.

During the second quarter of 2006, the Company reduced the carrying values of its investments in WSI common stock and warrant due to decreases in fair values that were considered to be other than temporary and recorded impairment charges of $7.3 million and $11.6 million, respectively. WorldSpace’s shares trade publicly on the NASDAQ Stock Exchange under the symbol “WRSP”. The quoted market price on June 30, 2007 was $4.83. Based on the number of shares held by the Company, the fair value of the Company’s investment in WSI common stock was $7.5 million on June 30, 2007. As of June 30, 2007, the carrying value of the Company’s investments in WSI common stock and warrant was $7.5 million (which included $1.2 million of unrealized gains) and $0.5 million, respectively. As of December 31, 2006, the carrying value of the Company’s investments in WSI common stock and warrant was $5.5 million (which included $0.1 million of unrealized losses) and $0.5 million, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(5) Deferred Financing Fees

Deferred financing fees consist of the following (in thousands):

	June 30, 2007	December 31, 2006
10% senior secured discount convertible notes due 2009	$1,432	$1,432
9.75% senior notes due 2014	16,091	16,091
Senior floating rate notes due 2013	5,354	5,354
1.75% convertible senior notes due 2009	10,066	10,066
Valuation of warrants issued to related party in conjunction with credit facilities	25,151	25,151
Valuation of warrants issued to related party in conjunction with the issuance of 10% senior secured discount convertible notes	—	540
Mortgages	—	504
Sale-leaseback transaction of XM-4 satellite	4,203	—

Total deferred financing fees	62,297	59,138
Accumulated amortization	(23,815)	(20,537)

Deferred financing fees, net	$38,482	$38,601

(6) Long-Term Debt

Certain of the Company’s debt instruments and credit facility contain covenants that include restrictions on indebtedness, mergers, limitations on liens, limitations on dividends, liquidations and sale and leaseback transactions, and also require the maintenance of certain financial ratios. The Company was in compliance with all of its covenants as of June 30, 2007. The Company’s debt instruments and credit facilities permit the debt issued thereunder to be accelerated upon certain events, including the failure to pay principal when due under any of the Company’s other debt instruments or credit facilities subject to materiality thresholds.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table presents a summary of the debt activity for the six months ended June 30, 2007 (in thousands):

	December 31, 2006	Issuances / Additions	Discount Amortization	Principal Payments	June 30, 2007
9.75% senior notes due 2014	$600,000	$—	$—	$—	$600,000
1.75% convertible senior notes due 2009	400,000	—	—	—	400,000
Senior floating rate notes due 2013	200,000	—	—	—	200,000
10% senior secured discount convertible notes due 2009	33,249	—	—	—	33,249
Less: discount	(5,213)	—	699	—	(4,514)
Debt of variable interest entity	—	230,800	—	—	230,800
Mortgages	38,877	—	—	(38,877)	—
Capital leases	33,711	4,806	—	(7,592)	30,925

Total debt	1,300,624	$235,606	$699	$ (46,469)	1,490,460

Less: current portion	14,445				13,740

Long-term debt, net of current portion	$1,286,179				$1,476,720

Mortgages

1500 Eckington Place

As of June 30, 2007 and December 31, 2006, the remaining principal balance of the 1500 Eckington Place Mortgage Loan was $0 and $32.4 million, respectively. Principal and interest at a fixed rate of 6.015% was payable monthly until the mortgage was scheduled to mature in September 2014. The mortgage loan was secured by the building and an escrow with a balance of $1.4 million at December 31, 2006. The mortgage loan on this property was retired during February 2007, as further discussed below under the heading “Capital Lease – XM-4 Satellite”, and the Company recorded a de-leveraging charge of $2.2 million.

60 Florida Avenue

As of June 30, 2007 and December 31, 2006, the remaining principal balance of the 60 Florida Avenue Mortgage Loan was $0 and $6.5 million, respectively. Principal and interest at a fixed rate of 8.26% was payable monthly until the mortgage was scheduled to mature in September 2010. The mortgage loan was secured by the building, the land, and an escrow with a balance of $0.3 million at December 31, 2006. The mortgage loan on this property was retired during February 2007, as further discussed below under the heading “Capital Lease – XM-4 Satellite”, and the Company recorded a de-leveraging charge of $0.8 million.

Capital Lease – XM-4 Satellite

On February 13, 2007, the Company entered into a sale-leaseback transaction with respect to the transponders on the XM-4 satellite, which was launched in October 2006 and placed into service during December 2006. The Company sold the XM-4 transponders to Satellite Leasing (702-4) LLT (“Trust”), a third-party trust formed solely for the purpose of facilitating the sale-leaseback transaction. The Trust pooled the funds used to purchase the transponders from a $57.7 million investment by an equity investor and the $230.8 million in proceeds from the issuance of its 10% senior secured notes due 2013 (“Debt of variable interest entity”). The Company is accounting for the sale and leaseback of the transponders under sale-leaseback accounting with a capital lease, pursuant to SFAS No. 13, Accounting for Leases, as amended. Furthermore, the Company determined that the Trust is a variable interest entity, as that

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

term is defined under FIN No. 46(R), and that the Company is the primary beneficiary of the Trust. Pursuant to FIN No. 46(R), the Company consolidated the Trust into its unaudited Condensed Consolidated Financial Statements.

Under the terms of the lease, the Company is obligated to make payments that total $437.4 million, of which $126.6 million is interest, over the nine-year base lease term as follows: $27.9 million in 2007, $33.2 million in 2008, $28.9 million in 2009, $28.4 million in 2010, $71.0 million in 2011 and $248.0 million thereafter.

Summary of the Transaction. Under the sale-leaseback arrangement, the Company sold the XM-4 transponders to the Trust owned by Satellite Leasing (702-4) LLC (“Owner participant”) for $288.5 million, representing the fair market value based on an appraisal performed by satellite consulting and lease appraisal firms. XM Satellite Radio Inc. is leasing the transponders for a term of nine years with an early buy-out option in year five and a buy-out option at the end of the term. These lease payment obligations, which are unconditional and guaranteed by XM Satellite Radio Holdings Inc., are senior unsecured obligations and rank equally in right of payment with existing and future senior unsecured obligations.

Throughout the term of the lease, at any time when the Company is not investment grade, the Company will provide credit support to Owner participant. To provide this credit support, the Company retired the existing mortgages on its headquarters and data center properties in Washington, D.C. and put into place new mortgage liens on those properties in favor of the Owner participant.

The Company will have full operational control over the transponders for the lease term, absent default. The Company is subject to an obligation to sell the XM-4 Bus, the remaining component of the XM-4 satellite, to the lessor for a nominal sum in the event that the Company does not repurchase the transponders at the end of the term.

The Company has an early buyout option in year five and a buy-out right at the end of the lease term, each at prices representing the fair market value based on an appraisal performed by satellite consulting and lease appraisal firms. The Company has other rights to purchase the transponders or the equity interest in the lessor, all at prices at or above the appraised fair market value. The Company also has rights to cause the lessor to effect a refinancing of the notes, and any interest savings from the refinancing would result in reduced lease payments.

The Company can be required to repurchase the transponders upon the occurrence of specified events, including an event of loss of the satellite (subject to the right to substitute another satellite meeting equivalent or better value and functionality tests), changes in law that impose a material regulatory burden on the Owner participant, changes of control and events resulting in the absence of another holder (other than the Company and its affiliates) of FCC satellite radio licenses in the frequency bands that can be served by the XM-4 satellite. The Company has agreed to provide indemnities in the event that certain actions by the Company cause the Owner participant to lose or not be able to take certain tax positions relating to the transaction.

(7) Equity

Preferred Stock

The Company has authorized 60,000,000 shares of preferred stock, par value $0.01, of which 15,000,000 shares were designated non-voting Series A convertible preferred stock, 3,000,000 shares were designated non-voting 8.25% Series B convertible redeemable preferred stock, and 250,000 shares were designated 8.25% Series C convertible redeemable preferred stock, all of which are convertible into Class A common stock at the option of the holder. Additionally, 250,000 shares were designated as non-voting Series D participating preferred stock in connection with the adoption of the Shareholders’ Rights Plan and are junior to all other classes of preferred stock. The Series A convertible preferred stock receives dividends, if declared, ratably with the common stock. The Series C convertible redeemable preferred stock contains voting and certain consent rights.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

There were 5,393,252 shares of Series A convertible preferred stock issued and outstanding with a liquidation preference of $51.4 million as of June 30, 2007 and December 31, 2006. During 2006, the Company repurchased the Series B convertible redeemable preferred stock and converted the Series C convertible redeemable preferred stock. There were no shares issued and outstanding of the Series B convertible redeemable preferred stock, Series C convertible redeemable preferred stock or Series D preferred stock as of June 30, 2007 and December 31, 2006.

Common Stock

The Company has authorized 600,000,000 shares of Class A common stock, par value of $0.01, of which 306,810,723 and 305,781,515 shares were issued and outstanding as of June 30, 2007 and December 31, 2006, respectively. The Company has authorized 15,000,000 shares of Class C common stock, par value of $0.01, of which no shares were issued and outstanding as of June 30, 2007 and December 31, 2006.

(8) Stock-Based Compensation

The Company has three stock-based compensation plans. It is the practice of the Company to satisfy awards and options granted under these plans through the issuance of new shares. During the three and six months ended June 30, 2007, the Company recognized compensation expense of $14.1 million and $28.2 million, respectively; while for the comparable periods in 2006, the Company recognized compensation expense of $13.9 million and $26.0 million, respectively. In each of the periods described above, compensation expense was recorded in the unaudited Condensed Consolidated Statements of Operations related to these plans. For a summarized schedule of the distribution of stock-based compensation expense, see the appended footnote to the unaudited Condensed Consolidated Statements of Operations on page 4 of this Form 10-Q. The Company did not capitalize any stock-based compensation cost during the three and six months ended June 30, 2007 and 2006. The Company did not realize any income tax benefits from stock-based payment plans during the three and six months ended June 30, 2007 and 2006, as a result of a full valuation allowance that is maintained for substantially all net deferred tax assets.

2007 Stock Incentive Plan

On May 25, 2007, the Company adopted the 2007 Stock Incentive Plan (“2007 Plan”) under which officers, other employees and other key individuals may be granted various types of equity awards, including restricted stock, stock units, stock options, stock appreciation rights, dividend equivalent rights and other stock awards. A total of 25,000,000 shares of the Company’s Class A common stock are reserved for issuance pursuant to these awards. Stock option awards under the 2007 Plan generally vest ratably over three years based on continuous service; while restricted stock generally vests ratably over one or three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. Grants of equity awards other than stock options or stock appreciation rights reduce the number of shares available for future grant by 1.5 times the number of shares granted under such equity awards. As of June 30, 2007, there were 17,995,823 shares available under the 2007 Plan for future grant.

1998 Shares Award Plan

On June 1, 1998, the Company adopted the 1998 Shares Award Plan (“1998 Plan”) under which, as amended, employees, consultants and non-employee directors may be granted stock options and restricted stock for up to 25,000,000 shares of the Company’s Class A common stock. Stock option awards and restricted stock awards under the 1998 Plan generally vest ratably over three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. As of June 30, 2007, there were 162,408 shares available under the 1998 Plan for future grant.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM Talent Option Plan

In May 2000, the Company adopted the XM Talent Option Plan (“Talent Plan”) under which non-employee programming consultants to the Company may be granted stock options for up to 500,000 shares of the Company’s Class A common stock, which shares are reserved under the Talent Plan. Stock option awards under the Talent Plan generally vest ratably over three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. As of June 30, 2007, there were 340,000 options available under the Talent Plan for future grant.

Stock Options—The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three months ended June 30,
	2007	2006
Expected dividend yield	0%	0%
Expected volatility (1)	41%	51%
Risk-free interest rate (2)	4.92%	5.10%
Expected term (3)	6 Years	6 Years

(1)	Expected volatilities are based on implied volatilities from publicly traded options on the Company’s stock.
(2)	The risk-free rate for periods within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	The expected term for 2006 and 2007 is calculated as the average between the vesting term and the contractual term, weighted by tranche, pursuant to SAB 107.

A summary of the status of the Company’s aggregate stock option awards under the 2007 Plan, 1998 Plan and the Talent Plan as of June 30, 2007, and activity during the six months then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding, January 1, 2007	15,843,884	$17.87
Granted	327,150	$12.66
Exercised	(337,429)	$5.82
Forfeited, cancelled or expired	(266,510)	$24.35

Outstanding, June 30, 2007	15,567,095	$17.91	6.24	$20,081
Vested and expected to vest, June 30, 2007	15,280,654	$17.92	6.24	$19,712
Exercisable, June 30, 2007	12,253,092	$17.23	5.65	$19,993

The per share weighted-average fair value of stock option awards granted during the six months ended June 30, 2007 and 2006 was $6.23 and $10.41, respectively, on the date of grant. The total intrinsic value on the date of exercise of stock option awards exercised during the six months ended June 30, 2007 and 2006 was $2.6 million and $5.5 million, respectively. As of June 30, 2007, there was $21.2 million of total unrecognized compensation cost related to stock option awards granted under the 2007 Plan, 1998 Plan and Talent Plan. The weighted-average period over which the compensation expense for these awards is expected to be recognized is 1.48 years as of June 30, 2007.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Restricted Stock—A summary of the status of the Company’s restricted stock as of June 30, 2007, and activity during the six months then ended is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested, January 1, 2007	3,407,026	$19.29
Granted	4,748,101	$11.84
Vested	(704,939)	$22.81
Forfeited	(84,005)	$18.73

Nonvested, June 30, 2007	7,366,183	$13.84

The fair value of each restricted stock award is the market value of the stock, as determined by the last sale price of the Company’s Class A common stock on The NASDAQ Global Select Market as if it were vested and issued on the grant date. As of June 30, 2007 and December 31, 2006, there were $87.7 million and $49.3 million, respectively, of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan and 1998 Plan. The weighted-average period over which the compensation expense for these awards is expected to be recognized is 2.20 years as of June 30, 2007.

Employee Stock Purchase Plan

In 1999, the Company established an employee stock purchase plan (“ESPP”) that, as amended, provides for the issuance of 1,000,000 shares. All employees whose customary employment is more than 20 hours per week and for more than five months in any calendar year are eligible to participate in the stock purchase plan, provided that any employee who would own 5% or more of the Company’s total combined voting power immediately after an offering date under the ESPP is not eligible to participate. Eligible employees must authorize the Company to deduct an amount from their pay during offering periods established by the Compensation Committee of the Board of Directors. The purchase price for shares under the plan was determined by the Compensation Committee but may not be less than 85% of the lesser of the market price of the common stock on the first or last business day of each offering period, a “look-back option.”

Under the provisions of SFAS No. 123R, Share-Based Payment, the Company’s ESPP is considered a compensatory plan due to the greater than 5% discount and the “look-back option.” Effective January 1, 2006, the Company began recognizing compensation cost related to the ESPP. Compensation expense recognized pursuant to the ESPP is not material to the unaudited Condensed Consolidated Statements of Operations. Effective April 1, 2007, the Company suspended further purchases under the ESPP pursuant to the terms of the February 19, 2007 merger agreement with Sirius Satellite Radio Inc. As of June 30, 2007 and 2006, the Company had issued a cumulative total of 744,453 and 665,537 shares, respectively, under this plan. The weighted-average grant date fair value per share for shares issued during the six months ended June 30, 2007 and 2006 was $10.98 and $15.24, respectively. The remaining shares available for issuance under the ESPP as of June 30, 2007 were 255,547.

(9) Related Party Transactions

The Company developed strategic relationships with General Motors (“GM”) and American Honda Motor Co., Inc. (“American Honda”) that were instrumental in the construction and development of its system. In connection with the Company granting to them large supply contracts, both companies have become large investors in the Company and have been granted rights to designate directors or observers to the Company’s board of directors. The negotiation of these supply contracts and investments primarily occurred at or prior to the time both companies became related parties.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company is a party to a long-term distribution agreement with GM that provides for the installation of XM radios in GM vehicles, as further described in Note 11. This agreement, as amended, continues to be clarified as the Company’s business operations and working relationship with GM continues to evolve. The Company has an agreement with GM to make available use of the Company’s bandwidth. The Company has arrangements with American Honda relating to the promotion of the XM Service to new car buyers, the use of bandwidth on the XM System and the development of telematics services and technologies. The Company is engaged in activities with GM and American Honda to jointly promote new car buyers to subscribe to the XM Service. Subscriber revenues received from GM and American Honda for these programs are recorded as related party revenue. GM is one of the Company’s shareholders and Chester A. Huber, Jr., the President of OnStar Corporation, a subsidiary of GM, is a member of the Company’s board of directors. John W. Mendel, a member of the Company’s board of directors, is Senior Vice President, automobile operations of American Honda.

In November 2005, the Company entered into a number of agreements (“Agreements”) with XM Canada that provide XM Canada with exclusive rights to offer XM satellite digital radio service in Canada. The Agreements have an initial term of ten years and XM Canada has the unilateral option to extend the term of the Agreements for an additional five years at no additional cost beyond the current financial arrangements. XM Canada has expressed its intent to exercise this option at the end of the initial term of the Agreements. The various deliverables of these Agreements are considered a single accounting unit in accordance with EITF No. 00-21, and as such are accounted for as follows:

•

The $152.1 million fair value of the shares received (see Note 4 – Equity Method Investment) is recorded as Deferred income on the Company’s Condensed Consolidated Balance Sheets and amortized on a straight-line basis into income over the 15-year expected term of the Agreements. As of June 30, 2007 and December 31, 2006, the Deferred income balance related to the fair value of shares received was $133.7 million and $138.6 million, respectively.

•

The Company receives a 15% royalty fee for all subscriber fees earned by XM Canada each month for its basic service and a nominal activation fee for each gross activation of an XM Canada subscriber on the Company’s system. Beginning in 2006, XM began to accrue for, and record as revenue, royalties and activation fees related to XM Canada’s subscribers. This revenue is recognized on a straight-line basis over the remaining expected term of the Agreements. The unrecognized portion is recorded as Deferred income. As of June 30, 2007 and December 31, 2006, the Deferred income balance related to the subscriber revenue royalty and activation fees was $3.9 million and $2.0 million, respectively.

•

XM Canada will pay the Company $69.1 million for the rights to broadcast and market National Hockey League (“NHL”) games for the 10-year term of the Company’s contract with the NHL. The $69.1 million payment is comprised of $57.0 million in license fees and $12.1 million in advertising costs and is required to be paid in ten annual installments ranging from $5.3 million to $7.5 million per year. In accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognizes these payments on a gross basis as a principal.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company recognized the following amortization of XM Canada investment, subscriber revenue royalty and activation fees, advertising cost reimbursements and license fees as Other revenue in the unaudited Condensed Consolidated Statement of Operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Amortization of deferred income related to XM Canada	$2,498	$2,520	$4,996	$5,040
Subscriber revenue royalty and activation fees	74	12	126	16
Advertising cost reimbursements	333	750	667	750
License fees	1,125	1,125	2,250	2,250

In addition, during 2006, XM recognized a $4.5 million gain as Other income related to the sale of 78 terrestrial repeaters to XM Canada during 2005. XM Canada purchased these repeaters from XM at their original cost.

XM has also provided XM Canada with a CDN$45 million standby credit facility which can only be utilized to finance purchases of terrestrial repeaters or for the payment of subscription fees to XM. The facility matures on December 31, 2012 and bears interest at a rate of 9% per annum. XM has the right to convert unpaid principal amounts into Class A Subordinate Voting Shares of XM Canada at the price of CDN$16.00 per share. As of June 30, 2007, XM Canada has drawn $1.5 million on this facility in lieu of payment of subscription fees.

As of June 30, 2007 and December 31, 2006, accounts receivable due from XM Canada were $3.5 million and $1.6 million, respectively, and are included in Prepaid and other current assets in the Condensed Consolidated Balance Sheets.

The Company had the following related party balances as of June 30, 2007 and December 31, 2006 (in thousands):

	Due from		Prepaid expense		Due to
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
GM	$6,848	$8,149	$224,733	$227,658	$50,429	$44,975
Honda	3,406	5,842	—	—	2,533	1,484
XM Canada	1,459	—	—	—	—	—

Total	$11,713	$13,991	$224,733	$227,658	$52,962	$46,459

The Company earned the following total revenue, primarily consisting of subscriptions, in connection with sales to related parties described above (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
GM	$8,209	$6,702	$14,881	$12,820
Honda	4,594	4,808	8,961	8,425
XM Canada	4,030	4,407	8,039	8,056

Total	$16,833	$15,917	$31,881	$29,301

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company has relied upon certain related parties for technical, marketing and other services. The Company has incurred the following costs in transactions with the related parties described above (in thousands):

	Three months ended June 30, 2007		Three months ended June 30, 2006
	GM	Honda	GM	Honda
Research & development	$—	$—	$—	$1,250
Customer care & billing operations	51	—	99	—
Revenue share & royalties	27,125	71	19,936	—
Marketing	43,341	1,879	36,711	371

Total	$70,517	$1,950	$56,746	$1,621

	Six months ended June 30, 2007		Six months ended June 30, 2006
	GM	Honda	GM	Honda
Research & development	$—	$—	$—	$2,200
Customer care & billing operations	103	—	188	—
Revenue share & royalties	50,855	72	37,735	—
Marketing	80,824	2,355	75,724	707

Total	$131,782	$2,427	$113,647	$2,907

(10) Supplemental Cash Flows Disclosures

The Company paid $55.0 million and $24.6 million for interest, net of amounts capitalized to System under construction of $1.6 million and $11.3 million, during the six months ended June 30, 2007 and 2006, respectively. Additionally, the Company incurred the following non-cash financing and investing activities (in thousands):

	Six months ended June 30,
	2007	2006
Accrued system construction costs	$—	$40,880
Conversion of 10% senior secured discount convertible notes due 2009 to Class A common stock	—	79,940
Non-cash loss from de-leveraging transactions	—	73,367
Write-off of deferred financing costs to equity in connection with the conversion of 10% Senior secured discount convertible notes due 2009	—	2,152
Property acquired through capital leases	4,806	26,613

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(11) Commitments and Contingencies

Satellite System

Satellite Deployment Plan—The Company currently operates four satellites in-orbit. It launched its first two satellites, XM-1 and XM-2 in the first half of 2001 prior to the commencement of commercial operations. These satellites suffer from a progressive solar array power degradation issue that is common to the first six Boeing 702 class satellites in orbit—XM-2 and XM-1 were the fifth and sixth Boeing 702s launched. In February 2005, the Company launched XM-3. XM-3 was placed into one of the Company’s orbital slots and since April 2005 has been used to transmit the XM service. During the second quarter of 2005, the Company collocated XM-1 with XM-2 in the other orbital slot. The Company successfully launched its fourth satellite (“XM-4”) into geosynchronous transfer orbit on October 30, 2006, which was handed over to the Company in December 2006 and is being used to transmit the XM service. XM-1 and XM-2 now function as in-orbit spares. During the second quarter of 2005, XM entered into a contract to construct a fifth satellite, (“XM-5”), expected to be completed in 2008 for use as a ground spare or to be available for launch as needed.

Satellite Contracts and Other Costs: XM-1, XM-2, XM-3, XM-4 and XM-5—As of June 30, 2007, the Company has paid $966.9 million, including manufacturing and launch costs, financing charges, in-orbit performance incentives and additional costs for collocation, under the satellite contracts related to XM-1, XM-2, XM-3, XM-4 and XM-5. The Company originally entered into its satellite contract with Boeing Satellite Systems International, Inc. (“BSS”) in March 1998, and subsequently amended the contract as required. Under the satellite contract, BSS has delivered four satellites in-orbit, XM-1, XM-2, XM-3 and XM-4, supplied ground equipment and software used in the XM Radio system and provided certain launch and operations support services. XM has fully paid its contractual obligations to BSS, except for XM-3 and XM-4 performance incentive payments which are accrued to Satellite & terrestrial expense when certain performance criteria are met pursuant to the satellite contracts. In August 2003, XM contracted with Sea Launch Company, LLC (“Sea Launch”) for the associated launch services for the XM-4 satellite, and in September 2006, the Company exercised an option in the Sea Launch contract for launch services for XM-5. In June 2005, the Company awarded a contract to Space Systems/Loral (“SS/L”) for the design and construction of XM-5.

XM-3—In February 2005, the Company launched its XM-3 satellite. XM-3 was modified to correct the solar array degradation issues experienced by XM-1 and XM-2, as well as to optimize XM-3 for the specific orbital slot into which it has been placed. BSS has the right to earn performance incentive payments of up to $25.9 million, excluding interest, based on the in-orbit performance of XM-3 over its design life of fifteen years. The Company has in-orbit insurance relating to XM-3 through February 2008.

XM-4—In October 2006, the Company launched its XM-4 satellite. BSS has the right to earn performance incentive payments of up to $12 million, plus interest, over the first twelve years of in-orbit life, up to $7.5 million for high performance (above baseline specifications) during the first fifteen years of in-orbit life, and up to $10 million for continued high performance across the five year period beyond the fifteen year design life. The Company has launch plus one year of in-orbit insurance for XM-4 and five years of in-orbit insurance for a portion of XM-4. These policies run concurrently. In February 2007, the Company entered into a sale-leaseback transaction of the transponders on the XM-4 satellite.

XM-5—During the second quarter of 2005, XM entered into a contract with SS/L to construct a spare satellite. Upon the award of the contract, SS/L began construction of the XM-5 satellite. Approximately two years before, on July 15, 2003, SS/L, its parent, Loral Space & Communications Ltd. and certain other affiliated entities (collectively, the “Debtors”) commenced voluntary Chapter 11 bankruptcy cases under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”), which cases are being jointly administered under lead case number 03-41710. Pursuant to an order entered on July 20, 2005, the Court approved the Company’s contract with SS/L. On August 1, 2005, the Court entered an order confirming the Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Reorganization Plan”). The Reorganization Plan became effective on November 21, 2005. Pursuant to the terms of the Company’s contract with SS/L, the Company is required to make construction payments on XM-5 into an escrow account until the occurrence of an “Emergence Date” as defined in the contract. Although the contractually-defined “Emergence Date” has not occurred, XM has authorized the escrow agent to release certain escrowed

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

funds to SS/L to cover SS/L’s costs incurred as is reasonably necessary for SS/L to continue performing work under the contract. As of June 30, 2007, with respect to XM-5, the Company has paid $123.5 million, excluding financing charges.

GM Distribution Agreement

The Company has a long-term distribution agreement with GM. The agreement had been assigned by GM to its subsidiary, OnStar, but was assigned back to GM in June 2006. During the term of the agreement, which expires twelve years from the commencement date of the Company’s commercial operations in 2001, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments were due to GM and confirming the date of the Company’s commencement of commercial operations, and to provide that the Company could make certain payments to GM in shares of the Company’s Class A common stock. The Company’s total cash payment obligations were not increased. Under the distribution agreement, the Company is required to make a subscriber acquisition payment to GM for each person who becomes and remains an XM subscriber through the purchase of a GM vehicle.

In April 2006, the Company amended the distribution agreement pursuant to which the Company made a prepayment in May 2006 in the amount of $237 million to GM to retire at a discount $320 million of the remaining fixed payment obligations that would have come due in 2007, 2008, and 2009. The April 2006 amendments eliminated the Company’s ability to make up to $35 million of subscriber acquisition payments in shares of the Company’s Class A common stock. In addition, the Company’s credit facility with GM was increased from $100 million to $150 million. The facility will terminate, and all draws will become due, upon the earlier of December 31, 2009 and six months after the Company achieves investment grade status. The amendments also provide that the security arrangements on the GM facility will be unsecured until the first draw under the bank credit facility and then secured on a second priority basis behind the secured indebtedness permitted to be incurred under the bank credit facility. As of June 30, 2007, the Company has $26.0 million of current prepaid expense to related party and $136.6 million of non-current prepaid expense to related party in connection with the guaranteed fixed payments, as the result of a prepayment of $237 million to GM in May 2006.

In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than eight million GM vehicles with installed XM radios (at which point the percentage remains constant). Accordingly, the revenue share expense is recognized as the related subscription revenue is earned. As of June 30, 2007, the Company has $49.1 million of current prepaid expense to related party and $13.1 million of non-current prepaid expense to related party in connection with this revenue sharing arrangement. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which the Company must reimburse GM. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius Satellite Radio’s service. The agreement was subject to renegotiation in November 2005, and will be subject to renegotiation at two-year intervals thereafter, if GM did or does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years are the lesser of 600,000 units per year or amounts proportionate to targets in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, by November 2007 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum share levels in the satellite digital radio service market. For the three and six months ended June 30, 2007, the Company incurred total costs of $70.5 million and $131.8 million, respectively; while for the comparable periods in 2006, the Company incurred total costs of $56.7 million and $113.6 million, respectively, under the distribution agreement.

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

Litigation and Arbitration

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc and Warner Bros. Records Inc. v. XM Satellite Radio Inc.—Plaintiffs filed this action in the United States District Court for the Southern District of New York on May 16, 2006. The complaint seeks monetary damages and equitable relief, alleging that recently introduced XM radios that also have MP3 functionality infringe upon plaintiffs’ copyrighted sound recordings. The Company’s motion to dismiss this matter was denied in January 2007. The Company believes these allegations are without merit and that these products comply with applicable copyright law, including the Audio Home Recording Act, and intends to vigorously defend the matter. Music publishing companies and certain other record companies also have filed lawsuits, purportedly on a class basis, with similar allegations. There can be no assurance regarding the ultimate outcome of these matters, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc.—Plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on January 10, 2006 on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that the Company engaged in a deceptive trade practice under Arkansas and other state laws by representing that its music channels are commercial-free. The Company has filed an answer to the complaint and instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in its customer service agreement. The arbitration has been stayed pending judicial determination of Enderlin’s objections to the arbitration. The United States Court of Appeals for the Eighth Circuit held on April 17, 2007 that those objections are to be decided by the trial court, not the arbitrator. The Company believes the suit is without merit and intends to vigorously defend the matter. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

Copyright Royalty Board Arbitration—The Company is participating in a Copyright Royalty Board (CRB) proceeding in order to set the royalty rate payable by the Company under the statutory license covering its performance of sound recordings over the XM system for the six year period starting in January 2007. The Company and Sirius have recently filed their direct cases with the CRB proposing a rate of 0.88% of each of their adjusted gross revenues for this statutory license. SoundExchange, a collective operated on behalf of owners of copyrighted recordings, such as the major record labels, has filed a direct case proposing a rate increasing from 10% of adjusted gross revenues for the first year of the license increasing each year to over 23% during the final year of the license term; their requested guaranteed minimums could result in a rate in excess of the foregoing percentages. The Company is also participating in a concurrent proceeding to set the royalty rate payable by the Company under the statutory license covering its performance of sound recordings over XM channels transmitted over the DIRECTV satellite television system. Hearings in these matters are taking place in 2007, and the Company anticipates that the CRB will render its decision by the end of 2007. There can be no assurance regarding the ultimate outcome of these matters, or their significance to the Company’s business, consolidated results of operations or financial position.

Regulatory Matters and Inquiries

Federal Communications Commission (“FCC”)

FCC Receiver Matter—As the Company has previously disclosed, it has received inquiries from, and responded to, the FCC regarding FM modulator wireless transmitters in various XM radios not in compliance with permissible emission limits. No health or safety issues

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

have been involved with these wireless XM radios. The Company has implemented a series of design and installation modifications, and the Company has obtained new certifications for numerous models of modified XM radios using its new SureConnect technology. In addition, the Company has implemented a regulatory compliance plan, including the appointment of an FCC regulatory compliance officer, to monitor FCC regulatory compliance, specifically with reference to the design, verification/certification, and production of XM radio receivers. The Company has been submitting documents to the FCC and is in discussions with the FCC to resolve this matter. The Company cannot predict at this time the extent of any further actions that it will need to undertake or any financial obligations it may incur. There can be no assurance regarding the ultimate outcome of this matter, or its significance to the Company’s business, consolidated results of operations or financial position.

FCC Repeater Network Matter—In October 2006, the Company filed for both a 30-day Special Temporary Authority (“STA”) and a 180-day STA with respect to its terrestrial repeater network, seeking authority to continue to operate its entire repeater network despite the fact that the technical characteristics of certain repeaters, as built, differ from the technical characteristics in the original STAs granted for its repeater network. These differences include some repeaters not being built in the exact locations, or with the same antenna heights, power levels, or antenna characteristics than set forth in the earlier STAs. Prior to making these recent filings, the Company reduced the power or discontinued operation of certain repeaters. As a result, the Company believes that service quality in portions of the affected metro areas has been somewhat reduced, including in terms of more frequent interruptions and/or occasional outages to the service. There has been no impact on the satellite signal. The Company continues to hold meetings with the staff of the FCC regarding these matters. In February 2007, the Company received a letter of inquiry from the FCC relating to these matters, to which the Company has responded. This proceeding may result in the imposition of financial penalties against the Company or adverse changes to the Company’s repeater network resulting from having repeaters turned off or otherwise modified in a manner that would reduce service quality in the affected areas. There can be no assurance regarding the ultimate outcome of this matter, or its significance to the Company’s business, consolidated results of operations or financial position.

These recent STA requests are distinct from (and if granted would modify) the STAs originally granted by the FCC relating to the Company’s commencing and continuing operation of the repeater network. As the Company has been disclosing, the FCC has not yet issued final rules permitting the Company (or Sirius) to deploy terrestrial repeaters, and the Company has been deploying and operating its repeater network based on those early STAs and requests the Company has filed previously to extend the time periods of those STAs, which have expired. The Company (and Sirius) and others have been requesting that the FCC establish final rules for repeater deployment.

Federal Trade Commission (“FTC”)

FTC Inquiry—On April 25, 2006, the Company received a letter from the FTC stating that they are conducting an inquiry into whether its activities are in compliance with various acts, including the FTC Act, the Telemarketing Sales Rule, the Truth in Lending Act and the CAN-SPAM Act. This letter requests information about a variety of the Company’s marketing activities, including free trial periods, rebates, telemarketing activities, billing and customer complaints.

The Company has been submitting documents to the agency in response to the letter and is cooperating fully with this inquiry. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

Securities and Exchange Commission (“SEC”)

SEC Inquiry—As previously disclosed, the Staff of the SEC has requested that the Company voluntarily provide documents to the Staff, including information relating to its subscriber targets, costs associated with attempting to reach those targets during the third and fourth quarters of 2005, the departure of Mr. Roberts from its board of directors, its historic practices regarding stock options and certain other matters. In this connection, the Company retained outside counsel, who engaged an independent accounting advisor, to conduct a review of its stock option practices. The inquiry did not reveal the existence of material errors in any prior financial statements.

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

Leases

In February 2007, the Company entered into a sale-leaseback transaction of the transponders on the XM-4 satellite. For a further discussion, see Note 6, under the heading “Capital Lease—XM-4 Satellite”.

The Company has noncancelable operating leases for terrestrial repeater sites, office space, and software, and noncancelable capital leases for equipment that expire over the next fifteen years. Additionally, the Company owns several buildings and leases a portion of the space to other entities.

(12) Subsequent Events

The Company announced on July 24, 2007 the departure of Hugh Panero from his position as Chief Executive Officer and as a member of the Board of Directors, effective on August 10, 2007. The Company also announced the appointment of Nate Davis, currently the Company’s President and Chief Operating Officer, to his new position as the Company’s President and interim Chief Executive Officer, effective upon the departure of Mr. Panero. Mr. Davis has served as the Company’s President and Chief Operating Officer since July 2006 and has served as a member of the Company’s Board of Directors since October 1999.

(13) Condensed Consolidating Financial Information

The Company has certain series of debt securities outstanding that are guaranteed by Holdings and two of the Company’s subsidiaries, XM Equipment Leasing LLC, which owns certain terrestrial repeaters, and XM Radio Inc. These guarantees are full and unconditional and joint and several. Inc. is owned 100% by Holdings, while XM Equipment Leasing LLC and XM Radio Inc. are owned 100% by Inc. Satellite Leasing (702-4) LLT is a separate legal entity subject to consolidation by the Company, pursuant to FIN 46(R). Accordingly, the Company provides the following condensed consolidating financial information.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JUNE 30, 2007

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$103,181	$—	$8	$—	$—	$103,189	$172,200	$—	$3	$—	$275,392
Accounts receivable, net	43,890	—	—	—	—	43,890	—	—	—	—	43,890
Due from subsidiaries/affiliates	3,895	344,950	37,293	654,126	(1,040,220)	44	8,652	—	34,841	(43,537)	—
Due from related parties	10,254	—	—	—	—	10,254	—	—	—	—	10,254
Related party prepaid expenses	75,085	—	—	—	—	75,085	—	—	—	—	75,085
Prepaid programming content	59,232	—	—	—	—	59,232	—	—	—	—	59,232
Prepaid and other current assets	46,932	—	—	—	—	46,932	1,378	30,726	816	(31,850)	48,002

Total current assets	342,469	344,950	37,301	654,126	(1,040,220)	338,626	182,230	30,726	35,660	(75,387)	511,855
Restricted investments	186	—	—	—	—	186	—	—	10	—	196
System under construction	—	—	—	—	—	—	142,935	—	—	—	142,935
Property and equipment, net	671,972	—	20,801	—	—	692,773	50,059	—	39,574	(8,221)	774,185
Investment in subsidiary/affiliates	1,137,223	—	—	—	(1,137,223)	—	(483,598)	—	—	483,598	—
DARS license	—	141,387	—	—	—	141,387	—	—	—	—	141,387
Intangibles, net	4,015	—	—	—	—	4,015	—	—	—	—	4,015
Deferred financing fees, net	33,461	—	—	—	—	33,461	5,021	—	—	—	38,482
Due from related parties	1,459	—	—	—	—	1,459	—	—	—	—	1,459
Related party prepaid expenses	149,648	—	—	—	—	149,648	—	—	—	—	149,648
Investments	—	—	—	—	—	—	44,650	—	—	—	44,650
Prepaid and other assets	2,193	—	—	—	—	2,193	—	499,771	1,953	(499,771)	4,146

Total assets	$2,342,626	$486,337	$58,102	$654,126	$(2,177,443)	$1,363,748	$(58,703)	$530,497	$77,197	$(99,781)	$1,812,958

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JUNE 30, 2007

(Continued)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current liabilities:
Accounts payable	$53,605	$—	$—	$—	$—	$53,605	$172	$3,371	$(3)	$(3,371)	$53,774
Accrued expenses	135,474	—	107	—	—	135,581	51	—	290	(441)	135,481
Accrued satellite liability	—	—	—	—	—	—	—	—	—	—	—
Accrued interest	21,148	—	—	—	—	21,148	583	1,824	—	(4,806)	18,749
Current portion of long-term debt	42,956	—	—	—	—	42,956	—	—	—	(29,216)	13,740
Due to related parties	52,962	—	—	—	—	52,962	—	—	—	—	52,962
Due to subsidiary/affiliates	1,012,663	246	2,461	25,394	(1,040,199)	565	—	—	6,985	(7,550)	—
Subscriber deferred revenue	380,121	—	—	—	—	380,121	—	—	—		380,121
Deferred income	—	—	—	—	—	—	13,338	30,726	—	(34,149)	9,915

Total current liabilities	1,698,929	246	2,568	25,394	(1,040,199)	686,938	14,144	35,921	7,272	(79,533)	664,742
Long-term debt, net of current portion	1,079,656	—	—	—	—	1,079,656	400,000	230,800	—	(233,736)	1,476,720
Subscriber deferred revenue, net of current portion	99,026	—	—	—	—	99,026	—	—	—	—	99,026
Deferred income, net of current portion	3,938	—	—	—	—	3,938	152,024	204,485	—	(232,771)	127,676
Other non-current liabilities	13,270	33,113	—	—	—	46,383	34,990	—	(1,315)	(38,065)	41,993

Total liabilities	2,894,819	33,359	2,568	25,394	(1,040,199)	1,915,941	601,158	471,206	5,957	(584,105)	2,410,157

Commitments and contingencies
Minority interest	—	—	—	—	—	—	—	—	—	62,662	62,662
Stockholders’ equity (deficit):
Capital stock	—	—	—	—	—	—	3,122	—	—	—	3,122
Accumulated other comprehensive income	44	—	—	—	—	44	8,639	—	—	(44)	8,639
Additional paid-in-capital	3,157,964	146,271	60,759	286,765	(493,795)	3,157,964	3,125,039	54,329	46,926	(3,259,219)	3,125,039
Retained earnings (deficit)	(3,710,201)	306,707	(5,225)	341,967	(643,449)	(3,710,201)	(3,796,661)	4,962	24,314	3,680,925	(3,796,661)

Total stockholders’ equity (deficit)	(552,193)	452,978	55,534	628,732	(1,137,244)	(552,193)	(659,861)	59,291	71,240	421,662	(659,861)

Total liabilities and stockholders’ equity (deficit)	$2,342,626	$486,337	$58,102	$654,126	$(2,177,443)	$1,363,748	$(58,703)	$530,497	$77,197	$(99,781)	$1,812,958

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$92,445	$—	$32	$—	$—	$92,477	$125,593	$—	$146	$—	$218,216
Accounts receivable, net	62,293	—	—	—	—	62,293	—	—	—	—	62,293
Due from subsidiaries/affiliates	3,645	267,724	31,251	624,991	(927,582)	29	—	—	29,235	(29,264)	—
Due from related parties	13,991	—	—	—	—	13,991	—	—	—	—	13,991
Related party prepaid expenses	66,946	—	—	—	—	66,946	—	—	—	—	66,946
Prepaid programming content	28,172	—	—	—	—	28,172	—	—	—	—	28,172
Prepaid and other current assets	42,288	—	—	—	—	42,288	1,280	—	597	(1,125)	43,040

Total current assets	309,780	267,724	31,283	624,991	(927,582)	306,196	126,873	—	29,978	(30,389)	432,658
Restricted investments	386	—	—	—	—	386	—	—	1,712	—	2,098
System under construction	—	—	—	—	—	—	126,049	—	—	—	126,049
Property and equipment, net	475,521	—	26,895	—	—	502,416	311,767	—	40,578	(5,099)	849,662
Investment in subsidiary/affiliates	1,032,642	—	—	—	(1,032,642)	—	(379,419)	—	—	379,419	—
DARS license	—	141,387	—	—	—	141,387	—	—	—	—	141,387
Intangibles, net	4,640	—	—	—	—	4,640	—	—	—	—	4,640
Deferred financing fees, net	32,185	—	—	—	—	32,185	6,025	—	391	—	38,601
Related party prepaid expenses	160,712	—	—	—	—	160,712	—	—	—	—	160,712
Investments	—	—	—	—	—	—	80,592	—	—	—	80,592
Prepaid and other assets	2,315	—	—	—	—	2,315	—	—	1,904	—	4,219

Total assets	$2,018,181	$409,111	$58,178	$624,991	$(1,960,224)	$1,150,237	$271,887	$—	$74,563	$343,931	$1,840,618

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2006

(Continued)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current liabilities:
Accounts payable	$51,634	$—	$—	$—	$—	$51,634	$210	$—	$—	$—	$51,844
Accrued expenses	146,902	—	127	—	—	147,029	713	—	290	(441)	147,591
Accrued satellite liability	—	—	—	—	—	—	64,875	—	—	—	64,875
Accrued interest	15,277	—	—	—	—	15,277	3,001	—	204	—	18,482
Current portion of long-term debt	13,883	—	—	—	—	13,883	—	—	562	—	14,445
Due to related parties	46,459	—	—	—	—	46,459	—	—	—	—	46,459
Due to subsidiary/affiliates	900,055	245	2,226	25,062	(927,562)	26	29,235	—	112	(29,373)	—
Subscriber deferred revenue	340,711	—	—	—	—	340,711	—	—	—	—	340,711
Deferred income	—	—	—	—	—	—	9,915	—	—	—	9,915

Total current liabilities	1,514,921	245	2,353	25,062	(927,562)	615,019	107,949	—	1,168	(29,814)	694,322
Long-term debt, net of current portion	847,864	—	—	—	—	847,864	400,000	—	38,315	—	1,286,179
Subscriber deferred revenue, net of current portion	86,482	—	—	—	—	86,482	—	—	—	—	86,482
Deferred income, net of current portion	2,045	—	—	—	—	2,045	128,735	—	—	—	130,780
Other non-current liabilities	14,043	31,958	—	—	—	46,001	33,083	—	(1,316)	(37,033)	40,735

Total liabilities	2,465,355	32,203	2,353	25,062	(927,562)	1,597,411	669,767	—	38,167	(66,847)	2,238,498

Commitments and contingencies
Stockholders’ equity (deficit):
Capital stock	—	—	—	—	—	—	3,112	—	—	—	3,112
Accumulated other comprehensive income	—	—	—	—	—	—	3,590	—	—	—	3,590
Additional paid-in-capital	3,002,594	146,271	60,759	286,765	(493,795)	3,002,594	3,093,894	—	10,830	(3,013,424)	3,093,894
Retained earnings (deficit)	(3,449,768)	230,637	(4,934)	313,164	(538,867)	(3,449,768)	(3,498,476)	—	25,566	3,424,202	(3,498,476)

Total stockholders’ equity (deficit)	(447,174)	376,908	55,825	599,929	(1,032,662)	(447,174)	(397,880)	—	36,396	410,778	(397,880)

Total liabilities and stockholders’ equity (deficit)	$2,018,181	$409,111	$58,178	$624,991	$(1,960,224)	$1,150,237	$271,887	$—	$74,563	$343,931	$1,840,618

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$536,360	$77,225	$5,481	$—	$(82,706)	$536,360	$4,996	$13,710	$5,197	$(18,876)	$541,387
Cost of revenue	344,666	—	10	—	228	344,904	—	—	594	(3,875)	341,623
Research & development	15,469	—	—	—	—	15,469	—	—	—	—	15,469
General & administrative	68,652	—	—	—	—	68,652	292	—	1,369	(260)	70,053
Marketing	216,892	—	—	—	—	216,892	—	—	—	—	216,892
Depreciation & amortization	86,718	—	6,094	—	—	92,812	2,611	—	1,003	(3,039)	93,387

Total operating expenses	732,397	—	6,104	—	228	738,729	2,903	—	2,966	(7,174)	737,424

Operating income (loss)	(196,037)	77,225	(623)	—	(82,934)	(202,369)	2,093	13,710	2,231	(11,702)	(196,037)
Other income (expense):
Interest income	3,322	—	332	29,135	(29,467)	3,322	4,459	—	—	—	7,781
Interest expense	(89,340)	—	—	(332)	29,467	(60,205)	(2,291)	(8,748)	(517)	11,729	(60,032)
Loss from de-leveraging transactions	—	—	—	—	—	—	—	—	(2,965)	—	(2,965)
Loss from impairment of investments	—	—	—	—	—	—	(35,824)	—	—	—	(35,824)
Equity in net loss of affiliate	—	—	—	—	—	—	(8,177)	—	—	—	(8,177)
Minority interest	—	—	—	—	—	—	—	—	—	(4,962)	(4,962)
Other income (expense)	21,595	—	—	—	(21,647)	(52)	(259,593)	—	—	260,501	856

Net income (loss) before income taxes	(260,460)	77,225	(291)	28,803	(104,581)	(259,304)	(299,333)	4,962	(1,251)	255,566	(299,360)

Benefit from (provision for) deferred income taxes	28	(1,156)	—	—	—	(1,128)	1,148	—	—	1,155	1,175

Net income (loss)	$(260,432)	$76,069	$(291)	$28,803	$(104,581)	$(260,432)	$(298,185)	$4,962	$(1,251)	$256,721	$(298,185)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$274,746	$39,560	$2,740	$—	$(42,301)	$274,745	$2,498	$8,988	$2,675	$(11,630)	$277,276
Cost of revenue	172,058	—	3	—	114	172,175	—	—	326	(1,988)	170,513
Research & development	8,159	—	—	—	—	8,159	—	—	—	—	8,159
General & administrative	35,845	—	—	—	—	35,845	157	—	2	(135)	35,869
Marketing	124,221	—	—	—	—	124,221	—	—	—	—	124,221
Depreciation & amortization	45,066	—	2,998	—	—	48,064	7	—	502	(2,067)	46,506

Total operating expenses	385,349	—	3,001	—	114	388,464	164	—	830	(4,190)	385,268

Operating income (loss)	(110,603)	39,560	(261)	—	(42,415)	(113,719)	2,334	8,988	1,845	(7,440)	(107,992)
Other income (expense):
Interest income	1,804	—	167	14,648	(14,815)	1,804	2,434	—	—	—	4,238
Interest expense	(47,578)	—	—	(167)	14,815	(32,930)	(1,436)	(5,722)	—	7,665	(32,423)
Loss from de-leveraging transactions	—	—	—	—	—	—	—	—	—	—	—
Loss from impairment of investments	—	—	—	—	—	—	(35,824)	—	—	—	(35,824)
Equity in net loss of affiliate	—	—	—	—	—	—	(2,752)	—	—	—	(2,752)
Minority interest	—	—	—	—	—	—	—	—	—	(3,266)	(3,266)
Other income (expense)	10,907	—	—	—	(10,954)	(47)	(142,335)	—	—	142,795	413

Net income (loss) before income taxes	(145,470)	39,560	(94)	14,481	(53,369)	(144,892)	(177,579)	3,266	1,845	139,754	(177,606)

Benefit from (provision for) deferred income taxes	28	(578)	—	—	—	(550)	1,832	—	—	577	1,859

Net income (loss)	$(145,442)	$38,982	$(94)	$14,481	$(53,369)	$(145,442)	$(175,747)	$3,266	$1,845	$140,331	$(175,747)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$430,804	$62,088	$5,460	$—	$(67,541)	$430,811	$5,041	$—	$5,079	$(5,079)	$435,852
Cost of revenue	283,584	—	17	—	245	283,846	—	—	309	(3,813)	280,342
Research & development	19,499	—	—	—	—	19,499	—	—	—	—	19,499
General & administrative	36,329	—	—	—	—	36,329	249	—	(27)	(250)	36,301
Marketing	220,434	—	—	—	—	220,434	—	—	—	—	220,434
Depreciation & amortization	72,222		6,585	—	—	78,807	1,918	—	1,004	—	81,729

Total operating expenses	632,068	—	6,602	—	245	638,915	2,167	—	1,286	(4,063)	638,305

Operating income (loss)	(201,264)	62,088	(1,142)	—	(67,786)	(208,104)	2,874	—	3,793	(1,016)	(202,453)
Other income (expense):
Interest income	1,433	—	391	29,135	(29,469)	1,490	11,084	—	375	—	12,949
Interest expense	(90,624)	—	—	(334)	29,469	(61,489)	(843)	—	(221)	—	(62,553)
Loss from de-leveraging transactions	(100,099)	—	—	—	—	(100,099)	(625)	—	—	—	(100,724)
Loss from impairment of investments	—	—	—	—	—	—	(18,926)	—	—	—	(18,926)
Equity in net loss of affiliate	—	—	—	—	—	—	(13,090)	—	—	—	(13,090)
Other income (expense)	25,497	—	4,304	—	(25,500)	4,301	(358,804)	—	1	358,924	4,422

Net income (loss) before income taxes	(365,057)	62,088	3,553	28,801	(93,286)	(363,901)	(378,330)	—	3,948	357,908	(380,375)

Benefit from (provision for) deferred income taxes	—	(1,156)	—	—	—	(1,156)	—	—	—	3,201	2,045

Net income (loss)	$(365,057)	$60,932	$3,553	$28,801	$(93,286)	$(365,057)	$(378,330)	$—	$3,948	$361,109	$(378,330)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$225,185	$32,529	$2,730	$—	$(35,259)	$225,185	$2,701	$—	$2,537	$(2,537)	$227,886
Cost of revenue	148,400	—	9	—	119	148,528	—	—	203	(1,901)	146,830
Research & development	8,518	—	—	—	—	8,518	—	—	—	—	8,518
General & administrative	18,642	—	—	—	—	18,642	153	—	2	(125)	18,672
Marketing	113,675	—	—	—	—	113,675	—	—	—	—	113,675
Depreciation & amortization	37,080	—	3,313	—	—	40,393	952	—	502	—	41,847

Total operating expenses	326,315	—	3,322	—	119	329,756	1,105	—	707	(2,026)	329,542

Operating income (loss)	(101,130)	32,529	(592)	—	(35,378)	(104,571)	1,596	—	1,830	(511)	(101,656)
Other income (expense):
Interest income	1,132	—	168	14,648	(14,816)	1,132	5,022	—	222	—	6,376
Interest expense	(43,459)	—	—	(168)	14,816	(28,811)	(283)	—	(223)	—	(29,317)
Loss from de-leveraging transactions	(81,719)	—	—	—	—	(81,719)	(626)	—	—	—	(82,345)
Loss from impairment of investments	—	—	—	—	—	—	(18,926)	—	—	—	(18,926)
Equity in net loss of affiliate	—	—	—	—	—	—	(4,206)	—	—	—	(4,206)
Other income (expense)	10,740	—	112	—	(10,741)	111	(210,240)	—	1	209,916	(212)

Net income (loss) before income taxes	(214,436)	32,529	(312)	14,480	(46,119)	(213,858)	(227,663)	—	1,830	209,405	(230,286)

Benefit from (provision for) deferred income taxes	—	(578)	—	—	—	(578)	(1,446)	—	—	3,201	1,177

Net income (loss)	$(214,436)	$31,951	$(312)	$14,480	$(46,119)	$(214,436)	$(229,109)	$—	$1,830	$212,606	$(229,109)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(79,217)	$—	$7,568	$—	$—	$(71,649)	$(38,518)	$—	$39,997	$—	$(70,170)
Cash flows from investing activities:
Purchase of property and equipment	(33,245)	—	—	—	—	(33,245)	(566)	(288,500)	—	288,500	(33,811)
Additions to system under construction	—	—	—	—	—	—	(78,596)	—	—	—	(78,596)
Proceeds from sale of assets	—	—	—	—	—	—	288,500	—	—	(288,500)	—
Net maturity (purchase) of restricted investments	199	—	—	—	—	199	—	—	1,702	—	1,901

Net cash (used in) provided by investing activities	(33,046)	—	—	—	—	(33,046)	209,338	(288,500)	1,702	—	(110,506)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	2,989	—	—	—	2,989
Capital contributions from Holdings	127,202	—	—	—	—	127,202	(127,202)	—	—	—	—
Capital contributions from outside investor to minority interest	—	—	—	—	—	—	—	57,700	—	(57,700)	—
Proceeds from issuance of debt by minority interest	—	—	—	—	—	—	—	230,800	—	(230,800)	—
Proceeds from sale-leaseback transaction	—	—	—	—	—	—	—	—	—	288,500	288,500
Repayment of mortgages on corporate facilities	—	—	—	—	—	—	—	—	(38,877)	—	(38,877)
Payment of premiums on de-leveraging transactions	—	—	—	—	—	—	—	—	(2,965)	—	(2,965)
Payments on other borrowings	—	—	(7,592)	—	—	(7,592)	—	—	—	—	(7,592)
Deferred financing costs	(4,203)	—	—	—	—	(4,203)	—	—	—	—	(4,203)

Net cash provided by (used in) financing activities	122,999	—	(7,592)	—	—	115,407	(124,213)	288,500	(41,842)	—	237,852

Net increase (decrease) in cash and cash equivalents	10,736	—	(24)	—	—	10,712	46,607	—	(143)	—	57,176
Cash and cash equivalents at beginning of period	92,445	—	32	—	—	92,477	125,593	—	146	—	218,216

Cash and cash equivalents at end of period	$103,181	$—	$8	$—	$—	$103,189	$172,200	$—	$3	$—	$275,392

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(440,784)	$—	$(1,936)	$—	$—	$(442,720)	$6,217	$—	$3,134	$—	$(433,369)
Cash flows from investing activities:
Purchase of property and equipment	(34,457)	—	—	—	—	(34,457)	—	—	—	—	(34,457)
Additions to system under construction	—	—	—	—	—	—	(62,735)	—	—	—	(62,735)
Proceeds from sale of assets	—	—	7,182	—	—	7,182	—	—	—	—	7,182
Net maturity (purchase) of restricted investments	—	—	—	—	—	—	—	—	2,781	—	2,781

Net cash (used in) provided by investing activities	(34,457)	—	7,182	—	—	(27,275)	(62,735)	—	2,781	—	(87,229)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	4,510	—	—	—	4,510
Capital contributions from Holdings	238,224	—	—	—		238,224	(238,224)	—	—	—	—
Proceeds from issuance of 9.75% senior notes due 2014	600,000	—	—	—	—	600,000	—	—	—	—	600,000
Proceeds from issuance of senior floating rate notes due 2013	200,000	—	—	—	—	200,000	—	—	—	—	200,000
Repayment of 14% senior secured discount notes due 2009	(186,545)	—	—	—	—	(186,545)	—	—	—	—	(186,545)
Repayment of 12% senior secured notes due 2010	(100,000)	—	—	—	—	(100,000)	—	—	—	—	(100,000)
Repayment of senior secured floating rate notes due 2009	(200,000)	—	—	—	—	(200,000)	—	—	—	—	(200,000)
Payment of premiums on de-leveraging transactions	(26,732)	—	—	—	—	(26,732)	(625)	—	—	—	(27,357)
Repurchase of Series B preferred stock	—	—	—	—	—	—	(23,960)	—	—	—	(23,960)
Payments on other borrowings	—	—	(5,232)	—	—	(5,232)	—	—	(316)	—	(5,548)
Deferred financing costs	(20,406)	—	—	—	—	(20,406)	—	—	—	—	(20,406)

Net cash provided by (used in) financing activities	504,541	—	(5,232)	—	—	499,309	(258,299)	—	(316)	—	240,694

Net increase (decrease) in cash and cash equivalents	29,300	—	14	—	—	29,314	(314,817)	—	5,599	—	(279,904)
Cash and cash equivalents at beginning of period	57,598	—	6	—	—	57,604	638,246	—	15,141	—	710,991

Cash and cash equivalents at end of period	$86,898	$—	$20	$—	$—	$86,918	$323,429	$—	$20,740	$—	$431,087

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our unaudited Condensed Consolidated Financial Statements and accompanying Notes in Item 1. to Part I of this Form 10-Q, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007.

Proposed Merger

On February 19, 2007, XM and Sirius Satellite Radio Inc. (“Sirius”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which XM and Sirius will combine our businesses through a merger of XM and a newly formed, wholly owned subsidiary of Sirius (the “Merger”).

Each of XM and Sirius has made customary representations and warranties and covenants in the Merger Agreement. The completion of the Merger is subject to various closing conditions, including obtaining the approval of XM’s and Sirius’ stockholders and receiving certain regulatory and antitrust approvals (including from the Federal Communications Commission (“FCC”) and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended).

We filed a Notification and Report Form pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“the HSR Act”), with respect to the transactions contemplated by the Merger Agreement between XM and Sirius. On April 12, 2007, both we and Sirius received from the Department of Justice requests for additional information and documentary material relating to the merger, generally referred to as a “Second Request.” The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after we and Sirius have substantially complied with the Second Request.

On March 20, 2007, we and Sirius filed a Consolidated Application for Authority to Transfer Control with the FCC with respect to the Merger Agreement. On June 8, 2007, the FCC released a Public Notice announcing that the application had been accepted for filing and establishing deadlines of July 9, 2007 for comments and July 24, 2007 for reply comments. On July 24, 2007, we and Sirius filed a reply to the comments to our merger application. On June 27, 2007, the FCC released a related Notice of Proposed Rule Making asking for comment on whether language in the FCC’s 1997 Order establishing the satellite radio service concerning the transfer of such licenses constitutes a binding rule and, if so, whether the FCC should waive, modify, or repeal the rule if the FCC determines that the proposed merger would serve the public interest. The FCC will accept comments on this issue until August 13, 2007 and reply comments until August 27, 2007.

Executive Summary

We are America’s leading satellite radio service company, providing music, news, talk, information, entertainment and sports programming for reception by vehicle, home and portable radios nationwide and over the Internet to over 8.3 million subscribers to date. Our basic monthly subscription fee is $12.95. We believe XM Radio appeals to consumers because of our innovative and diverse programming, nationwide coverage, many commercial-free music channels and digital sound quality.

Our channel lineup includes more than 170 digital channels of choice from coast to coast. We broadcast from our studios in Washington, DC, New York City, including Jazz at Lincoln Center, Chicago and the Country Music Hall of Fame in Nashville. We have added new and innovative programming to our core channel categories of music, sports, news, talk and entertainment. Also included in the XM Radio service, at no additional charge, are the XM customizable sports and stock tickers available to users of certain receivers and other online services.

Our target market includes the more than 240 million registered vehicles including the 16.5 million new cars sold each year as well as the over 110 million households in the United States. In addition, some of our recent and upcoming product offerings focus on the portable and wearable audio markets. Broad distribution of XM Radio through new automobiles and through mass market retailers is central to our business strategy. We are the leader in satellite-delivered entertainment and data services for new automobiles through partnerships with General Motors, Honda/Acura, Toyota/Lexus/Scion, Hyundai, Nissan/Infiniti, Porsche, Suzuki and Isuzu and available in more than

140 different vehicle models for model year 2007. XM radios are available under the Delphi, Pioneer, Samsung, Alpine, Audiovox, Polk and other brand names at national consumer electronics retailers, such as Best Buy, Circuit City, Wal-Mart, Target and other national and regional retailers. These mass market retailers support our expanded line of car stereo, home stereo, plug and play and portable handheld products.

Operational Highlights

We summarize our business growth and operational results through the metrics of subscriber growth, revenue growth, ARPU, SAC, CPGA and Adjusted operating loss (formerly referred to as Adjusted EBITDA) as follows:

•	Ending subscribers increased from 6.90 million at the end of the second quarter of 2006 to over 8.25 million at the end of the second quarter of 2007.

•	Total revenue increased from $435.9 million in the six months ended June 30, 2006 to $541.4 million in the six months ended June 30, 2007, a 24% year over year increase.

•	Average monthly subscription revenue per subscriber (ARPU) increased from $10.08 in the second quarter of 2006 to $10.15 in the second quarter of 2007.

•	Subscriber Acquisition Costs (SAC) increased from $67 in the second quarter of 2006 to $75 in the second quarter of 2007.

•	Cost Per Gross Acquisition (CPGA) increased from $112 in the second quarter of 2006 to $121 in the second quarter of 2007.

•	Adjusted operating loss decreased from $94.7 million in the six months ended June 30, 2006 to $74.4 million in the six months ended June 30, 2007.

We summarize our business growth and operational results through the metrics of subscriber data, revenue data, SAC, CPGA and Adjusted Operating Loss. Greater detail regarding these key metrics we use to monitor our business growth and our operational results are as follows:

	Three months ended June 30,		Change
	2007	2006	Amount	%
Subscriber Data (in thousands, except percentages):
OEM and Rental Car Company Gross Subscriber Additions	618	518	100	19%
Aftermarket and Data Gross Subscriber Additions	323	409	(86)	-21%

Total Gross Subscriber Additions(1)	942	926	16	2%
OEM and Rental Car Company Net Subscriber Additions	295	230	65	28%
Aftermarket and Data Net Subscriber Additions	43	168	(125)	-74%

Total Net Subscriber Additions(2)	338	398	(60)	-15%
Conversion Rate(3)	52.7%	54.5%	(1.8)	-3%
Churn Rate(4)	1.84%	1.83%	0.01	1%
Aftermarket Subscribers	4,476	4,046	430	11%
OEM Subscribers	3,047	2,212	835	38%
Subscribers in OEM Promotional Periods	649	573	76	13%
XM Activated Vehicles with Rental Car Companies	40	42	(2)	-5%
Data Services Subscribers	40	27	13	48%

Total Ending Subscribers(5)	8,252	6,900	1,352	20%
Percentage of Ending Subscribers on Annual and Multi-Year Plans(6)	43.6%	42.3%	1.3	3%
Percentage of Ending Subscribers on Family Plans(6)	23.5%	20.7%	2.8	14%
Revenue Data (monthly average):
Subscription Revenue per Aftermarket, OEM & Other Subscriber	$10.37	$10.38	$(0.01)	0%
Subscription Revenue per Subscriber in OEM Promotional Periods	$6.18	$6.29	$(0.11)	-2%
Subscription Revenue per XM Activated Vehicle with Rental Car Companies	$7.07	$5.55	$1.52	27%
Subscription Revenue per Subscriber of Data Services	$33.96	$29.93	$4.03	13%
Average Monthly Subscription Revenue per Subscriber (“ARPU”)(7)	$10.15	$10.08	$0.07	1%
Net Ad Sales Revenue per Subscriber(8)	$0.42	$0.45	$(0.03)	-7%
Activation, Equipment and Other Revenue per Subscriber	$0.88	$0.83	$0.05	6%

Total Revenue per Subscriber	$11.45	$11.36	$0.09	1%
Expense Data:
Subscriber Acquisition Costs (“SAC”)(9)	$75	$67	$8	12%
Cost Per Gross Addition (“CPGA”)(10)	$121	$112	$9	8%
Adjusted operating loss (in thousands)(11)	$(47,406)	$(45,895)	(1,511)	3%
(Certain totals may not add due to the effects of rounding)

(1)	Gross Subscriber Additions are paying subscribers newly activated in the reporting period. OEM subscribers include both newly activated promotional and non-promotional subscribers.
(2)	Net Subscriber Additions represent the total net incremental paying subscribers added during the period (Gross Subscriber Additions less Disconnects).
(3)	Conversion Rate—See definition and further discussion under OEM Promotional Subscribers on page 48.
(4)	Churn Rate represents the percentage of self-paying Aftermarket, OEM & Other Subscribers who discontinued service during the period divided by the monthly weighted average ending subscribers. Churn Rate does not include OEM promotional period deactivations or deactivations resulting from the change-out of XM-enabled rental car activity.

(5)	Subscribers—See definition and further discussion under Subscribers on page 47.
(6)	XM receives a range of $9.99—$11.87 per month for its audio service for annual and multi-year plans and $6.99 per month for a family plan.
(7)	Subscription Revenue includes monthly subscription revenues for our satellite audio service and data services, net of any promotions or discounts.
(8)	Net Ad Sales Revenue includes sales of advertisements and program sponsorships on the XM system, including barter recorded at fair value, net of agency commissions.
(9)	SAC—See definition and further discussion under Subscriber Acquisition Costs on page 53. The previously reported amount under the prior definition for the three months ended June 30, 2006 was $64.
(10)	CPGA—See definition and further discussion under Cost Per Gross Addition on page 53. The previously reported amount under the prior definition for the three months ended June 30, 2006 was $112.
(11)	Adjusted operating loss—See Reconciliation of Net Loss to Adjusted operating loss on page 54.

Results of Operations

	Three months ended June 30,		Change		Six months ended June 30,		Change
(in thousands, except percentages)	2007	2006	$	%	2007	2006	$	%
Revenue:
Subscription	$245,778	$202,165	$43,613	22%	$482,264	$390,267	$91,997	24%
Activation	4,766	3,942	824	21%	9,419	7,521	1,898	25%
Merchandise	5,658	4,928	730	15%	10,955	8,479	2,476	29%
Net ad sales	10,153	8,982	1,171	13%	17,631	15,500	2,131	14%
Other	10,921	7,869	3,052	39%	21,118	14,085	7,033	50%

Total revenue	277,276	227,886	49,390	22%	541,387	435,852	105,535	24%

Variable costs of revenue(1):
Revenue share & royalties	49,723	37,923	11,800	31%	97,149	72,200	24,949	35%
Customer care & billing operations	30,749	26,395	4,354	16%	58,677	48,850	9,827	20%
Cost of merchandise	12,694	10,254	2,440	24%	30,970	18,247	12,723	70%
Ad sales	5,480	4,460	1,020	23%	8,866	7,815	1,051	13%

Total variable cost of revenue	98,646	79,032	19,614	25%	195,662	147,112	48,550	33%
Non-variable costs of revenue(2):
Satellite & terrestrial	13,472	11,571	1,901	16%	27,354	24,620	2,734	11%
Broadcast & operations:
Broadcast	6,885	5,169	1,716	33%	13,429	11,022	2,407	22%
Operations	9,683	8,805	878	10%	19,399	17,692	1,707	10%

Total broadcast & operations	16,568	13,974	2,594	19%	32,828	28,714	4,114	14%
Programming & content	41,827	42,253	(426)	-1%	85,779	79,896	5,883	7%

Total non-variable cost of revenue	71,867	67,798	4,069	6%	145,961	133,230	12,731	10%

Total cost of revenue	170,513	146,830	23,683	16%	341,623	280,342	61,281	22%
Other operating expenses:
Research & development	8,159	8,518	(359)	-4%	15,469	19,499	(4,030)	-21%
General & administrative	35,869	18,672	17,197	92%	70,053	36,301	33,752	93%
Retention & support	10,618	7,443	3,175	43%	20,374	15,490	4,884	32%
Subsidies & distribution	63,855	56,696	7,159	13%	107,457	112,169	(4,712)	-4%
Advertising & marketing	43,244	42,096	1,148	3%	76,053	76,022	31	0%
Amortization of GM liability	6,504	7,440	(936)	-13%	13,008	16,753	(3,745)	-22%
Depreciation & amortization	46,506	41,847	4,659	11%	93,387	81,729	11,658	14%

Total other operating expenses	214,755	182,712	32,043	18%	395,801	357,963	37,838	11%

Total operating expenses	385,268	329,542	55,726	17%	737,424	638,305	99,119	16%

Operating loss	(107,992)	(101,656)	(6,336)	6%	(196,037)	(202,453)	6,416	-3%
Other income (expense):
Interest income	4,238	6,376	(2,138)	-34%	7,781	12,949	(5,168)	-40%
Interest expense	(32,423)	(29,317)	(3,106)	11%	(60,032)	(62,553)	2,521	-4%
Loss from de-leveraging transactions	—	(82,345)	82,345	-100%	(2,965)	(100,724)	97,759	-97%
Loss from impairment of investments	(35,824)	(18,926)	(16,898)	89%	(35,824)	(18,926)	(16,898)	89%
Equity in net loss of affiliate	(2,752)	(4,206)	1,454	-35%	(8,177)	(13,090)	4,913	-38%
Minority interest	(3,266)	—	(3,266)	0%	(4,962)	—	(4,962)	0%
Other income (expense)	413	(212)	625	-295%	856	4,422	(3,566)	-81%

Net loss before income taxes	(177,606)	(230,286)	52,680	-23%	(299,360)	(380,375)	81,015	-21%
Benefit from deferred income taxes	1,859	1,177	682	58%	1,175	2,045	(870)	-43%

Net loss	$(175,747)	$(229,109)	$53,362	-23%	$(298,185)	$(378,330)	$80,145	-21%

	Three months ended June 30,		Change		Six months ended June 30,		Change
(in thousands, except percentages)	2007	2006	$	%	2007	2006	$	%
Reconciliation of Net loss to Adjusted operating loss:
Net loss as reported	$(175,747)	$(229,109)	$53,362	-23%	$(298,185)	$(378,330)	$80,145	-21%
Add back Net loss items excluded from Adjusted operating loss:
Interest income	(4,238)	(6,376)	2,138	-34%	(7,781)	(12,949)	5,168	-40%
Interest expense	32,423	29,317	3,106	11%	60,032	62,553	(2,521)	-4%
Benefit from deferred income taxes	(1,859)	(1,177)	(682)	58%	(1,175)	(2,045)	870	-43%
Loss from de-leveraging transactions	—	82,345	(82,345)	-100%	2,965	100,724	(97,759)	-97%
Loss from impairment of investments	35,824	18,926	16,898	89%	35,824	18,926	16,898	89%
Equity in net loss of affiliate	2,752	4,206	(1,454)	-35%	8,177	13,090	(4,913)	-38%
Minority interest	3,266	—	3,266	0%	4,962	—	4,962	0%
Other (income) expense	(413)	212	(625)	-295%	(856)	(4,422)	3,566	-81%

Operating loss	(107,992)	(101,656)	(6,336)	6%	(196,037)	(202,453)	6,416	-3%
Depreciation & amortization	46,506	41,847	4,659	11%	93,387	81,729	11,658	14%
Stock-based compensation	14,080	13,914	166	1%	28,211	25,975	2,236	9%

Adjusted operating loss(3)	$(47,406)	$(45,895)	$(1,511)	3%	$(74,439)	$(94,749)	$20,310	-21%

(1)	Variable costs of revenue are costs that vary with fluctuations in revenue generating activity such as changes in the number of subscribers, the number of advertising spots sold, the quantity of merchandise sold or changes in rates.
(2)	Non-variable costs of revenue are costs of revenue that generally do not vary with fluctuations in revenue generating activity such as changes in the number of subscribers, the number of advertising spots sold, the quantity of merchandise sold or changes in rates.
(3)	Adjusted operating loss (formerly Adjusted EBITDA) is net loss before interest income, interest expense, income taxes, depreciation and amortization, loss from de-leveraging transactions, loss from impairment of investments, equity in net loss of affiliate, minority interest, other income (expense) and stock-based compensation. This non-GAAP measure should be used in addition to, but not as a substitute for, the analysis provided in the statement of operations. We believe Adjusted operating loss is a useful measure of our operating performance and improves comparability between periods. Adjusted operating loss is a significant basis used by management to measure our success in acquiring, retaining and servicing subscribers because we believe this measure provides insight into our ability to grow revenues in a cost-effective manner. We believe Adjusted operating loss is a calculation used as a basis for investors, analysts and credit rating agencies to evaluate and compare the periodic and future operating performances and value of our company and similar companies in our industry.

Because we have funded the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. We believe Adjusted operating loss provides helpful information about the operating performance of our business apart from the expenses associated with our physical plant or capital structure. We believe it is appropriate to exclude depreciation, amortization and interest expense due to the variability of the timing of capital expenditures, estimated useful lives and fluctuation in interest rates. We exclude income taxes due to our tax losses and timing differences, so that certain periods will reflect a tax benefit, while others an expense, neither of which is reflective of our operating results. Because of the variety of equity awards used by companies, the varying methodologies for determining stock-based compensation expense and the subjective assumptions involved in those determinations, we believe excluding stock-based compensation expense enhances the ability of management and investors to compare our core operating results with those of similar companies in our industry.

Equity in net loss of affiliate represents our share of losses in a non-US affiliate in a similar business and over which we exercise significant influence, but do not control. Management believes it is appropriate to exclude this loss when evaluating the performance of our own operations. Additionally, we exclude loss from de-leveraging transactions, loss from impairment of investments, minority interest and other income (expense) because these items represent activity outside of our core business operations and can distort period to period comparisons of operating performance.

There are limitations associated with the use of Adjusted operating loss in evaluating our company compared with net loss, which reflects overall financial performance. Adjusted operating loss does not reflect the impact on our financial results of (1) interest income, (2) interest expense, (3) income taxes, (4) depreciation and amortization, (5) loss from de-leveraging transactions, (6) loss from impairment of investments, (7) equity in net loss of affiliate, (8) minority interest, (9) other income (expense) and (10) stock-based compensation, which are included in the computation of net loss. Users that wish to compare and evaluate our company based on our net loss should refer to our unaudited Condensed Consolidated Statements of Operations. Adjusted operating loss does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under United States generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. In addition, our measure of Adjusted operating loss may not be comparable to similarly titled measures of other companies.

The following table sets forth select performance measures on an average subscriber basis and as a percentage of total revenue:

Monthly amount per Average Subscriber(1) Three Months Ended June 30,			Amounts as a Percentage of Total Revenue
			Three Months Ended June 30,		Six Months Ended June 30,
2007	2006		2007	2006	2007	2006
$11.45	$11.36	Total revenue(2)	100%	100%	100%	100%
10.15	10.08	Subscription revenue(3)	89	89	89	90
0.42	0.45	Net ad sales(4)	4	4	3	4
7.03	7.30	Total cost of revenue	61	64	63	64
2.05	1.89	Revenue share & royalties	18	17	18	17
1.27	1.31	Customer care & billing operations	11	12	11	11
0.56	0.58	Satellite & terrestrial	5	5	5	6
0.68	0.70	Broadcast & operations	6	6	6	7
1.72	2.10	Programming & content	15	19	16	18
0.34	0.42	Research & development	3	4	3	4
1.48	0.93	General & administrative	13	8	13	8
5.12	5.65	Total marketing	45	50	40	51
0.44	0.37	Retention & support	4	3	4	4
2.63	2.82	Subsidies & distribution	23	25	20	26
1.78	2.09	Advertising & marketing	16	18	14	17
1.96	2.28	Adjusted operating loss(5)	17	20	14	22

(1)	Average subscriber is calculated as the average of the beginning and ending subscriber balances for each period presented.
(2)	Monthly average total revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates), net ad sales revenue, activation, equipment and other revenue divided by the monthly weighted average subscriber.
(3)	Average monthly subscription revenue per subscriber (“ARPU”)—See definition and further discussion under Average Monthly Subscription Revenue Per Subscriber on page 49.
(4)	Net ad sales revenue per subscriber is calculated as net ad sales revenue divided by the monthly weighted average subscriber.
(5)	Adjusted operating loss—See definition and further discussion under Adjusted Operating Loss on page 54.

Subscribers

Subscribers—Subscribers are those who are receiving and have agreed to pay for our service, including those who are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. We count radios individually as subscribers. Aftermarket subscribers consist primarily of subscribers who purchased their radio at retail outlets, distributors, or through XM’s direct sales efforts. OEM subscribers are self-paying subscribers whose XM radio was installed by an OEM and are not currently in OEM promotional programs. OEM promotional subscribers are subscribers who receive a fixed period of XM service where XM receives revenue from the OEM for the trial period following the initial purchase or lease of the vehicle. In situations where XM receives no revenue from the OEM during the trial period, the subscriber is not included in XM’s subscriber count. At the time of sale, some vehicle owners receive a three month prepaid trial subscription. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. The automated activation program provides activated XM radios on dealer lots for test drives but XM does not include these vehicles in their subscriber count. XM’s OEM partners generally indicate the inclusion of three months free of XM service on the window sticker of XM-enabled vehicles. XM, historically and including the 2006 model year, receives a negotiated rate for providing audio service to rental car companies. Beginning with the 2007 model year, XM has entered into marketing arrangements which govern the rate which XM receives for providing audio service on certain rental fleet vehicles. Data services subscribers are those subscribers that are receiving services that include stand-alone XM WX Satellite Weather service, stand-alone XM Radio Online service and stand-alone NavTraffic service. Stand-alone XM WX Satellite Weather service packages range in price from $29.99 to $99.99 per month. Stand-alone XM Radio Online service is $7.99 per month. Stand-alone NavTraffic service is $9.95 per month.

Subscribers are the primary source of our revenues. We target the over 240 million registered vehicles and over 110 million households in the United States. As of June 30, 2007, we had over 8.25 million subscribers, which includes 7.56 million self-paying subscribers, 0.65 million subscribers in OEM promotion periods (typically ranging from three months to one year in duration) paid in part by the vehicle manufacturers and 0.04 million paying XM activated vehicles with rental car companies. The rate of growth of our aftermarket subscriber base fluctuates with our promotional activities as well as the impact of seasonality. OEM subscriber growth is driven primarily by the number of XM-enabled vehicles manufactured and with OEM promotional activity.

OEM Promotional Subscribers—OEM promotional subscribers are subscribers who receive a fixed period of XM service where XM receives revenue from the OEM for the trial period following the initial purchase or lease of the vehicle. In situations where XM receives no revenue from the OEM during the trial period, the subscriber is not included in XM’s subscriber count. At the time of sale, some vehicle owners receive a three month prepaid trial subscription. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure the success of these promotional programs included in our OEM promotional subscriber count based on the percentage of new promotional subscribers that elect to receive the XM service and convert to self-paying subscribers after the initial promotion period. We refer to this as the “conversion rate.” We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications and become self-paying subscribers. As of June 30, 2007, XM was available on over 140 vehicle models, with over 60 of those as standard equipment and over 100 of those offered as OEM factory-installed options. As of June 30, 2007, XM’s OEM partners represented approximately 60% of the U.S. auto market.

•

Three Months Ended: June 30, 2007 vs. June 30, 2006. Gross subscriber additions for the three months ended June 30, 2007 were 942 thousand compared to 926 thousand for the same period in 2006. Net subscriber additions for the three months ended June 30, 2007 were 338 thousand compared to 398 thousand for the same period in 2006. The churn rate increased to 1.84% from 1.83%.

Retail Subscribers—Gross retail subscriber additions for the three months ended June 30, 2007 were 323 thousand compared to 409 thousand for the same period in 2006. Gross additions were negatively impacted by a general weakening demand for satellite radio and competitive pressures. Net retail subscriber additions for the three months ended June 30, 2007 were 43 thousand compared to 168 thousand for the same period in 2006. We attribute the decrease in net retail subscriber additions to fewer gross retail subscriber additions and churn on a larger subscriber base.

OEM Subscribers—Gross OEM subscriber additions for the three months ended June 30, 2007 were 618 thousand compared to 518 thousand for the same period in 2006. Net OEM subscriber additions for the three months ended June 30, 2007 were 295 thousand compared to 230 thousand for the same period in 2006. We attribute the increase in net OEM subscriber additions primarily to an increase in gross additions, partially offset by churn on a larger subscriber base. The conversion rate for the three months ended June 30, 2007 was 52.7% compared to 54.5% for the same period in 2006.

Rental Car Subscribers—Starting in the third quarter of 2006, we no longer include certain rental car fleets in our subscription total. This change is a result of a new marketing program that we implemented with certain rental fleet partners for 2007 model year vehicles. The goal of this program is to increase the number of rental cars equipped with XM Satellite Radio and expose more potential customers to our service.

Revenue and Variable Cost of Revenue

Subscription Revenue—Subscription revenue consists primarily of our monthly subscription fees for our satellite audio service and data services charged to consumers, commercial establishments and fleets, which are recognized as the service is provided. Revenues received for promotional service programs are included in Subscription revenue. Our subscriber arrangements are generally cancelable without penalty. Subscription revenue growth is predominantly driven by the growth in our subscriber base and to a lesser extent by our overall increase in ARPU.

•

Three Months Ended: June 30, 2007 vs. June 30, 2006. Subscription revenue increased $43.6 million or 22% during the three months ended June 30, 2007 compared to the same period in 2006. This increase was due primarily to the 20% increase in ending subscribers. During the three months ended June 30, 2007 and 2006, Subscription revenue included $11.3 million and $10.7 million, respectively, from related parties for subscription fees paid under OEM promotional agreements.

•

Six Months Ended: June 30, 2007 vs. June 30, 2006. Subscription revenue increased $92.0 million or 24% during the six months ended June 30, 2007 compared to the same period in 2006. This increase was due primarily to the 20% increase in ending subscribers. During the six months ended June 30, 2007 and 2006, Subscription revenue included $21.9 million and $19.7 million, respectively, from related parties for subscription fees paid under OEM promotional agreements.

Average Monthly Subscription Revenue Per Subscriber (“ARPU”)—Average monthly subscription revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates) divided by the monthly weighted average number of subscribers for the period reported. Average monthly subscription revenue per subscriber will fluctuate based on promotions, changes in our rates, as well as the proportion of subscribers on annual and multi-year prepayment plans, multi-radio discount plans (such as the family plan) and premium services.

•

Three Months Ended: June 30, 2007 vs. June 30, 2006. ARPU increased as a result of the addition of new subscribers at higher rates as well as the effect of the transition of existing subscribers to higher rates. An increase in the basic monthly subscription price became effective for all billing cycles on or after April 2, 2005, and therefore, is being implemented over time. The impact of the April 2005 basic plan rate increase was offset partially by an increase in the percentage of subscribers on discount plans (annual, multi-year and family) as well as the revenue impact of certain marketing campaigns, which costs are treated as a reduction to revenue. The percentage of subscribers as of June 30, 2007 on ‘annual and multi-year plans’ and family plans increased to 43.6% and 23.5% from 42.3% and 20.7%, respectively, compared to June 30, 2006.

Revenue Share & Royalties—Revenue share & royalties includes performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM, and royalties paid to radio technology providers and revenue share expenses associated with manufacturing and distribution partners and content providers. These costs are driven primarily by the growth in our subscriber revenue and net ad sales and subscriber base and to a lesser extent by other contracts with various partners. We expect these costs to continue to increase with the growth in subscription and net ad sales revenue and the growth in overall subscribers, but may fluctuate throughout the year based on new agreements, the renegotiation of existing contracts and the resolution of the pending CRB proceedings.

•

Three Months Ended: June 30, 2007 vs. June 30, 2006. These costs increased $11.8 million or 31%, and have increased as a percentage of total revenue and on an average cost per subscriber basis during the three months ended June 30, 2007 compared to the same period in 2006. This dollar increase was primarily driven by an increase in shared revenue with distribution partners and an increase in performance rights royalties due to an increase in subscribers, subscription revenue and net ad sales revenue.

•

Six Months Ended: June 30, 2007 vs. June 30, 2006. These costs increased $24.9 million or 35%, and have increased as a percentage of total revenue during the six months ended June 30, 2007 compared to the same period in 2006. This dollar increase was primarily driven by an increase in shared revenue with distribution partners and an increase in performance rights royalties due to an increase in subscribers, subscription revenue and net ad sales revenue.

Customer Care & Billing Operations—Customer care & billing operations includes expenses from customer care functions as well as internal information technology costs associated with subscriber management applications. These costs are primarily driven by the growth of our subscriber base.

•

Three Months Ended: June 30, 2007 vs. June 30, 2006. These costs increased $4.4 million or 16%, but have decreased as a percentage of total revenue and on an average cost per subscriber basis during the three months ended June 30, 2007 compared to the same period in 2006. This dollar increase was driven primarily by our subscriber growth that resulted in increased support costs and payment processing fees. In addition, personnel costs increased compared to the same period in 2006.

•

Six Months Ended: June 30, 2007 vs. June 30, 2006. These costs increased $9.8 million or 20%, but have remained relatively flat as a percentage of total revenue during the six months ended June 30, 2007 compared to the same period in 2006. This dollar increase was driven primarily by our subscriber growth that resulted in increased support costs and payment processing fees. In addition, personnel costs increased compared to the same period in 2006.

Gross profit on merchandise revenue—We calculate gross profit on merchandise revenue as Merchandise revenue less Cost of merchandise. For the three and six months ended June 30, 2007, gross profit on merchandise revenue was ($7.0) million and ($20.0) million, respectively; while for the comparative periods in 2006, gross profit on merchandise revenue was ($5.3) million and ($9.8) million, respectively . We consider gross profit on merchandise revenue a cost of acquiring subscribers through our direct sales channel and include it as a component of SAC.

Merchandise Revenue—We record Merchandise revenue from direct sales to consumers through XM’s online store, XM’s direct-to-consumer programs and XM kiosks.

•

Three Months Ended: June 30, 2007 vs. June 30, 2006. Merchandise revenue increased $0.7 million or 15% during the three months ended June 30, 2007 compared to the same period in 2006 which was driven primarily by an increase in the volume of radios sold.

•

Six Months Ended: June 30, 2007 vs. June 30, 2006. Merchandise revenue increased $2.5 million or 29% during the six months ended June 30, 2007 compared to the same period in 2006 which was driven primarily by an increase in the volume of radios sold.

Cost of Merchandise—Cost of merchandise consists primarily of the cost of radios and accessories related to XM’s direct-to-consumer sales efforts, including hardware manufacturer subsidies, and related fulfillment costs. These costs are primarily driven by the volume of radios sold, which are affected by promotional programs. We expect these costs to fluctuate throughout the year based on the volume, price and model mix of radios sold.

•

Three Months Ended: June 30, 2007 vs. June 30, 2006. These costs increased $2.4 million or 24%. This dollar increase was primarily the result of $2.1 million in excess and obsolete inventory charges and an increase in the volume of radios sold.

•

Six Months Ended: June 30, 2007 vs. June 30, 2006. These costs increased $12.7 million or 70%. This dollar increase was primarily the result of $6.9 million in excess and obsolete inventory charges and an increase in the volume of radios sold.

Gross profit on net ad sales revenue—We calculate gross profit on net ad sales revenue as Net ad sales revenue less Ad sales expense. For the three and six months ended June 30, 2007, gross profit on net ad sales revenue was $4.7 million and $8.8 million, respectively; while for the comparative periods in 2006, gross profit on net ad sales revenue was $4.5 million, and $7.7 million, respectively. Gross profit on net ad sales revenue continued to improve due to increases in the number of advertisers and advertising rates related to a larger subscriber base as well as controlling the related costs, which have not increased in proportion to the revenue. For the three and six months ended June 30, 2007, gross margin on Net ad sales revenue was 46.0% and 49.7%, respectively; while for the comparative periods in 2006, gross margin on Net ad sales revenue was 50.4% and 49.6%, respectively.

Net Ad Sales Revenue—Net ad sales revenue consists of sales of advertisements and program sponsorships on the XM network that are recognized in the period in which they are broadcast. Net ad sales revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Net ad sales revenue is presented net of agency commissions.

•

Three Months Ended: June 30, 2007 vs. June 30, 2006. Net ad sales revenue increased $1.2 million or 13% during the three months ended June 30, 2007 compared to the same period in 2006. This dollar increase was driven by increased spending by existing advertisers as well as the addition of new advertisers and increased rates driven by a larger subscriber base.

•

Six Months Ended: June 30, 2007 vs. June 30, 2006. Net ad sales revenue increased $2.1 million or 14% during the six months ended June 30, 2007 compared to the same period in 2006. This dollar increase was driven by increased spending by existing advertisers as well as the addition of new advertisers and increased rates driven by a larger subscriber base.

Ad Sales Expense—Ad sales expense consists of direct costs associated with the generation of Net ad sales revenue, including production, staffing and marketing.

•

Three Months Ended: June 30, 2007 vs. June 30, 2006. These costs increased $1.0 million or 23% during the three months ended June 30, 2007 compared to the same period in 2006. This dollar increase was driven by costs associated with supporting Net ad sales revenue growth.

•

Six Months Ended: June 30, 2007 vs. June 30, 2006. These costs increased $1.1 million or 13% during the six months ended June 30, 2007 compared to the same period in 2006. This dollar increase was driven by the costs associated with supporting Net ad sales revenue growth.

Other Revenue—Other revenue consists primarily of revenue related to various agreements with XM Canada, as well as other miscellaneous revenue that includes content licensing fees and billing fees.

•

Three Months Ended: June 30, 2007 vs. June 30, 2006. Other revenue increased $3.1 million or 39% during the three months ended June 30, 2007 compared to the same period in 2006. This increase was primarily driven by an increase in content licensing fees and barter revenue.

•

Six Months Ended: June 30, 2007 vs. June 30, 2006. Other revenue increased $7.0 million or 50% during the six months ended June 30, 2007 compared to the same period in 2006. This increase was primarily driven by an increase in content licensing fees and barter revenue.

Non-variable Cost of Revenue

Satellite & Terrestrial—Satellite & terrestrial includes costs related to: telemetry, tracking and control of our satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and operating lease payments. We do not expect these costs to change substantially since we have completed the deployment of our in-orbit satellite network.

•

Three Months Ended: June 30, 2007 vs. June 30, 2006.    These costs increased $1.9 million or 16%, but have remained relatively flat as a percentage of total revenue and on an average cost per subscriber basis during the three months ended June 30, 2007 compared to the same period in 2006. This dollar increase was primarily driven by insurance, operating and performance incentives of XM-4.

•

Six Months Ended: June 30, 2007 vs. June 30, 2006.    These costs increased $2.7 million or 11%, but have decreased as a percentage of total revenue during the six months ended June 30, 2007 compared to the same period in 2006. This dollar increase was primarily driven by insurance, operating and performance incentives of XM-4.

Broadcast & Operations—Broadcast and operations include costs associated with the management and maintenance of systems and facilities as well as information technology expense. Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content via satellite broadcast, web, wireless and other new distribution platforms. The advertising trafficking (scheduling and insertion) functions are also included. Operations expense includes facilities and information technology expense.

•

Three Months Ended: June 30, 2007 vs. June 30, 2006.    These costs increased $2.6 million or 19%, but have remained relatively flat as a percentage of total revenue and on an average cost per subscriber basis during the three months ended June 30, 2007 compared to the same period in 2006. The $1.7 million increase in Broadcast expenses was driven primarily by increased costs associated with new content initiatives and enhancements to and maintenance of the broadcast systems infrastructure. The $0.9 million increase in Operations expenses was driven primarily by an increase in the general operating costs associated with expanded facilities and accompanying infrastructure.

•

Six Months Ended: June 30, 2007 vs. June 30, 2006.    These costs increased $4.1 million or 14%, but have decreased as a percentage of total revenue during the six months ended June 30, 2007 compared to the same period in 2006. The $2.4 million increase in Broadcast expenses was driven primarily by increased costs associated with new content initiatives and enhancements to and maintenance of the broadcast systems infrastructure. The $1.7 million increase in Operations expenses was driven primarily by an increase in the general operating costs associated with expanded facilities and accompanying infrastructure.

Programming & Content—Programming & content includes the creative, production and licensing costs associated with our over 170 channels of XM-original and third party content. We view Programming & content expenses as a cost of attracting and retaining subscribers. Programming & content includes staffing costs and fixed payments for third party content, which are primarily driven by programming initiatives. These expenses have increased over time and have varied on a per subscriber basis. We expect these costs to continue to increase, but by lesser amounts, as we have substantially completed our channel lineup.

•

Three Months Ended: June 30, 2007 vs. June 30, 2006.    These costs remained relatively flat, but have decreased as a percentage of total revenue and on an average cost per subscriber basis during the three months ended June 30, 2007 compared to the same period in 2006.

•

Six Months Ended: June 30, 2007 vs. June 30, 2006.    These costs increased $5.9 million or 7%, but have decreased as a percentage of total revenue during the six months ended June 30, 2007 compared to the same period in 2006. This dollar increase was driven primarily by costs in support of new programming initiatives. In addition, personnel costs increased compared to the same period in 2006.

Other Operating Expenses

Research & Development—Research & development expense primarily includes the cost of new product development, chipset design, software development and engineering. We expect these costs to continue to fluctuate based on the nature and timing of research and development activities.

•

Three Months Ended: June 30, 2007 vs. June 30, 2006.    These costs remained relatively flat, but have decreased as a percentage of total revenue and on an average cost per subscriber basis during the three months ended June 30, 2007 compared to the same period in 2006.

•

Six Months Ended: June 30, 2007 vs. June 30, 2006.    These costs decreased $4.0 million or 21%, and have decreased as a percentage of total revenue during the six months ended June 30, 2007 compared to the same period in 2006. This dollar decrease was driven primarily by lower development costs of telematics applications and lower engineering builds during the six months ended June 30, 2007 compared to the same period in 2006.

General & Administrative—General & administrative expense primarily includes management’s salaries and benefits, professional fees, general business insurance, as well as other corporate expenses. The growth in these costs has been predominantly driven by personnel costs, professional fees and infrastructure expenses to support our growing subscriber base. We expect these costs to increase due in part to merger-related activities, various legal proceedings and regulatory inquiries (see “Legal Proceedings” in Item 1. to Part II of this Form 10-Q).

•

Three Months Ended: June 30, 2007 vs. June 30, 2006.    These costs increased $17.2 million or 92%, and have increased as a percentage of total revenue and on an average cost per subscriber basis during the three months ended June 30, 2007 compared to the same period in 2006. This dollar increase was driven primarily by an increase in consulting fees and legal fees associated with various legal proceedings, regulatory inquiries and transactions, such as the pending merger with Sirius.

•

Six Months Ended: June 30, 2007 vs. June 30, 2006.    These costs increased $33.8 million or 93%, and have increased as a percentage of total revenue during the six months ended June 30, 2007 compared to the same period in 2006. This dollar increase was driven primarily by an increase in consulting fees and legal fees associated with various legal proceedings, regulatory inquiries and transactions, such as the pending merger with Sirius.

Retention & Support—Retention & support expense primarily includes payroll and payroll related costs of our sales and marketing employees.

•

Three Months Ended: June 30, 2007 vs. June 30, 2006.    These costs increased $3.2 million or 43%, and have increased as a percentage of total revenue and on an average cost per subscriber basis during the three months ended June 30, 2007 compared to the same period in 2006. This dollar increase was driven primarily by an increase in personnel costs.

•

Six Months Ended: June 30, 2007 vs. June 30, 2006.    These costs increased $4.9 million or 32%, but have remained relatively flat as a percentage of total revenue during the six months ended June 30, 2007 compared to the same period in 2006. This dollar increase was driven primarily by an increase in personnel costs.

Subsidies & Distribution—These direct costs include the subsidization of radios manufactured, commissions for the sale and activation of radios and certain promotional costs. These costs are primarily driven by the volume of XM-enabled vehicles manufactured, the sales and activations of radios through our retail channel as well as promotional activity associated with the sale of XM radios. We expect these costs to increase during 2007 as we add subscribers, but may fluctuate throughout the year, with changes in the volume of the manufacture, installation, sale and activation of radios, which historically has been significant during the fourth quarter.

•

Three Months Ended: June 30, 2007 vs. June 30, 2006.    These costs increased $7.2 million or 13%, but have decreased as a percentage of total revenue and on an average cost per subscriber basis during the three months ended June 30, 2007 compared to the same period in 2006. This dollar increase was driven primarily by an increase in the number of OEM radios installed and activated under our automotive contracts.

•

Six Months Ended: June 30, 2007 vs. June 30, 2006.    These costs decreased $4.7 million or 4%, and have decreased as a percentage of total revenue during the six months ended June 30, 2007 compared to the same period in 2006. This dollar decrease was driven primarily by a reduction in the number of retail radios sold and activated, and retail promotions; offset partially by an increase in the number of OEM radios installed and activated under our automotive contracts.

Subscriber Acquisition Costs—As noted in our Form 10-K for the year ended December 31, 2006, we have revised our calculation of SAC to allow for the direct calculation of this metric using certain line items from our Results of Operations and Key Metrics tables within this Item 2. of this Form 10-Q. Subscriber acquisition costs include Subsidies & distribution and the negative gross profit on merchandise revenue. Subscriber acquisition costs are divided by gross additions to calculate what we refer to as “SAC.”

•

Three Months Ended: June 30, 2007 vs. June 30, 2006.    During the three months ended June 30, 2007 and 2006, we incurred subscriber acquisition costs of $70.9 million and $62.0 million, respectively. SAC for the three months ended June 30, 2007 and 2006 was $75 and $67, respectively, using the revised calculation. SAC included $10 for inventory-related charges as well as a $10 increase as a result of continued OEM growth from increased production by our newer automotive partners.

Advertising & Marketing—Advertising & marketing includes advertising, media and other discretionary marketing expenses. These activities drive our sales, establish our brand recognition, and facilitate our growth. We achieve success in these areas through coordinated marketing campaigns that include retail advertising through various media, cooperative advertising with our retail and OEM partners, sponsorships and ongoing market research. We expect these costs to fluctuate throughout 2007 based on the timing of our spending on consumer media advertising, which historically has been significant during the fourth quarter.

•

Three Months Ended: June 30, 2007 vs. June 30, 2006.    These costs remained relatively flat, but have decreased as a percentage of total revenue and on an average cost per subscriber basis during the three months ended June 30, 2007 compared to the same period in 2006.

•

Six Months Ended: June 30, 2007 vs. June 30, 2006.    These costs remained relatively flat, but have decreased as a percentage of total revenue during the six months ended June 30, 2007 compared to the same period in 2006.

Cost Per Gross Addition (“CPGA”)—As noted in our Form 10-K for the year ended December 31, 2006, we have revised our calculation of CPGA to allow for the direct calculation of this metric using certain line items from our Results of Operations and Key Metrics tables within this Item 2. of this Form 10-Q. CPGA costs include the amounts in SAC, as well as Advertising & marketing. These costs are divided by the gross additions for the period to calculate CPGA. CPGA costs do not include marketing staff (included in Retention & support) or the amortization of the GM guaranteed payments (included in Amortization of GM liability).

•

Three Months Ended: June 30, 2007 vs. June 30, 2006.    During the three months ended June 30, 2007 and 2006, we incurred CPGA expenses of $114.1 million and $104.1 million, respectively. CPGA for the three months ended June 30, 2007 and 2006 was $121 and $112, respectively, using the revised calculation. The increase in CPGA is primarily attributable to the increase in SAC.

Depreciation & Amortization—Depreciation and amortization expense primarily relates to our satellites, ground support systems that include our terrestrial repeater network, broadcast facilities, computer hardware and software. We expect these costs to continue to increase, but by lesser amounts, primarily as a result of the inclusion of XM-4, which was placed into service in December 2006.

•

Three Months Ended: June 30, 2007 vs. June 30, 2006.    These costs increased $4.7 million or 11% during the three months ended June 30, 2007 compared to the same period in 2006. This dollar increase was primarily due to a higher depreciable asset base, reflecting a full quarter of depreciation on XM-4, which was placed into service in December 2006, higher capital spending for system development, computer hardware, software and leased equipment.

•

Six Months Ended: June 30, 2007 vs. June 30, 2006.    These costs increased $11.7 million or 14% during the six months ended June 30, 2007 compared to the same period in 2006. This dollar increase was primarily due to a higher depreciable asset base, reflecting a full quarter of depreciation on XM-4, which was placed into service in December 2006, higher capital spending for system development, computer hardware, software and leased equipment.

Provision for Deferred Income Taxes—In 2004, we recorded a deferred tax liability related to indefinite lived assets that are amortized and deducted for tax purposes but are not amortized under United States generally accepted accounting principles. We will continue to incur $2.3 million in annual tax expense as the indefinite lived assets are amortized for tax purposes over the next 11 years.

•

Three and Six Months Ended: June 30, 2007 vs. June 30, 2006.    For the three and six months ended June 30, 2007 and 2006, we recognized a deferred tax benefit related to the cumulative translation adjustment on our investment in XM Canada, which offset the deferred tax expense for 2006 related to our indefinite lived assets. The net tax benefit for the three and six months ended June 30, 2007 was $1.9 million and $1.2 million, respectively.

Non-operating Income and Expenses

Non-operating Income and Expense—Non-operating income and expense consists primarily of net costs associated with financing and cash management activities, Loss from impairment of investments, Equity in net loss of affiliate and Minority interest. Net costs associated with financing and cash management activities include Interest income, Interest expense and Loss from de-leveraging transactions.

•	Three Months Ended: June 30, 2007 vs. June 30, 2006.

•	Loss from de-leveraging transactions decreased $82.3 million due to the absence of refinancing transactions during the three months ended June 30, 2007.

•

Loss from impairment of investments increased $16.9 million as a result of the impairment recorded on our investment in XM Canada during the three months ended June 30, 2007 and the impairment recorded on our investment in WorldSpace during the comparable period in 2006.

•	Six Months Ended: June 30, 2007 vs. June 30, 2006.

•	Loss from de-leveraging transactions decreased $97.8 million due to the absence of major refinancing transactions during the six months ended June 30, 2007.

•

Loss from impairment of investments increased $16.9 million as a result of the impairment recorded on our investment in XM Canada during the three months ended June 30, 2007 and the impairment recorded on our investment in WorldSpace during the comparable period in 2006.

Adjusted Operating Loss

Adjusted Operating Loss—Adjusted operating loss (formerly Adjusted EBITDA) is net loss before interest income, interest expense, income taxes, depreciation and amortization, loss from de-leveraging transactions, loss from impairment of investments, equity in net loss of affiliate, minority interest, other income (expense) and stock-based compensation. This non-GAAP measure should be used in addition to, but not as a substitute for, the analysis provided in the statement of operations. We believe Adjusted operating loss is a useful measure of our operating performance and improves comparability between periods. Adjusted operating loss is a significant basis used by management to measure our success in acquiring, retaining and servicing subscribers because we believe this measure provides insight into our ability to grow revenues in a cost-effective manner. We believe Adjusted operating loss is a calculation used as a basis for investors, analysts and credit rating agencies to evaluate and compare the periodic and future operating performances and value of our company and similar companies in our industry.

Because we have funded the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. We believe Adjusted operating loss provides helpful information about the operating performance of our business apart from the expenses associated with our physical plant or capital structure. We believe it is appropriate to exclude depreciation, amortization and interest expense due to the variability of the timing of capital expenditures, estimated useful lives and fluctuation in interest rates. We exclude income taxes due to our tax losses and timing differences, so that certain periods will reflect a tax benefit, while others an expense, neither of which is reflective of our operating results. Because of the variety of equity awards used by companies, the varying methodologies for determining stock-based compensation expense and the subjective assumptions involved in those determinations, we believe excluding stock-based compensation expense enhances the ability of management and investors to compare our core operating results with those of similar companies in our industry.

Equity in net loss of affiliate represents our share of losses in a non-US affiliate in a similar business and over which we exercise significant influence, but do not control. Management believes it is appropriate to exclude this loss when evaluating the performance of our own operations. Additionally, we exclude loss from de-leveraging transactions, loss from impairment of investments, minority interest and other income (expense) because these items represent activity outside of our core business operations and can distort period to period comparisons of operating performance.

There are limitations associated with the use of Adjusted operating loss in evaluating our company compared with net loss, which reflects overall financial performance. Adjusted operating loss does not reflect the impact on our financial results of (1) interest income, (2) interest expense, (3) income taxes, (4) depreciation and amortization, (5) loss from de-leveraging transactions, (6) loss from impairment of investments, (7) equity in net loss of affiliate, (8) minority interest, (9) other income (expense) and (10) stock-based compensation, which are included in the computation of net loss. Users that wish to compare and evaluate our company based on our net loss should refer to our unaudited Condensed Consolidated Statements of Operations. Adjusted operating loss does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under United States generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. In addition, our measure of Adjusted operating loss may not be comparable to similarly titled measures of other companies. Adjusted operating loss is continuing to decrease as a percentage of total revenue and on an average cost per subscriber basis.

•

Three Months Ended: June 30, 2007 vs. June 30, 2006.    Adjusted operating loss increased by $1.5 million or 3%, but has decreased as a percentage of total revenue to 17% from 20% during the three months ended June 30, 2007 compared to the same period in 2006. The decrease as a percentage of total revenue reflects our ability to leverage greater revenue across our fixed cost base. The increase in Adjusted operating loss is primarily related to the $23.7 million increase in Cost of revenue, $17.2 million increase in General & administrative, $7.2 million increase in Subsidies & distribution and $3.2 million increase in Retention & support (less $0.4 million related to Stock-based compensation). The overall increase was offset partially by a $43.6 million increase in Subscription revenue, $0.8 million increase in Activation revenue, $3.1 million increase in Other revenue, $1.2 million increase in Net ad sales revenue and $0.9 million decrease in Amortization of GM liability.

•

Six Months Ended: June 30, 2007 vs. June 30, 2006.    Adjusted operating loss decreased by $20.3 million or 21%, and has decreased as a percentage of total revenue to 14% from 22% during the six months ended June 30, 2007 compared to the same period in 2006. The decrease as a percentage of total revenue reflects our ability to leverage greater revenue across our fixed cost base. The decrease in Adjusted operating loss is primarily related to the $92.0 million increase in Subscription revenue, $7.0 million increase in Other revenue, $2.5 million increase in Merchandise revenue, $3.7 million decrease in Amortization of GM liability, $4.7 million decrease in Subsidies & distribution and $4.0 million decrease in Research & development (less $0.2 million related to Stock-based compensation). The overall decrease was offset partially by a $61.3 million increase in Cost of revenue (less $0.6 million related to Stock-based compensation) and $33.8 million increase in General & administrative (less $0.8 million related to Stock-based compensation).

Liquidity and Capital Resources

Overview

The growth in demand for our products and services has required and will continue to require us to invest significant amounts in our business. Since inception through June 30, 2007, we have raised proceeds of $4.5 billion, net of offering costs, through equity and debt offerings. Our ability to become profitable depends upon many factors, some of which are identified below under the caption entitled “Future Operating Liquidity and Capital Resource Requirements.” Our principal sources of liquidity are our existing cash and cash equivalents and cash receipts for pre-paid subscriptions. We also have access to significant liquidity through our bank revolving credit facility and our GM credit facility, as amended in April 2006. We also have significant outstanding contracts and commercial commitments that need to be paid in cash or through credit facilities over the next several years. These contractual commitments are comprised of subsidies and distribution costs, rights and royalty fees, revenue share arrangements, programming costs, repayment of long-term debt, satellite related costs, lease payments and service payments. Our ability to become profitable also depends upon other factors identified below under the caption entitled “Future Operating Liquidity and Capital Resource Requirements.”

The following table presents a summary of our cash flows, beginning and ending cash balances for six months ended June 30, 2007 and 2006 (in thousands, except percentages):

	Six months ended June 30,		Change
	2007	2006	$	%
Cash flows used in operating activities	$(70,170)	$(433,369)	$363,199	-84%
Cash flows used in investing activities	(110,506)	(87,229)	(23,277)	27%
Cash flows provided by financing activities	237,852	240,694	(2,842)	-1%

Net increase (decrease) in cash and cash equivalents	57,176	(279,904)	337,080	-120%
Cash and cash equivalents at beginning of period	218,216	710,991	(492,775)	-69%

Cash and cash equivalents at end of period	$275,392	$431,087	$(155,695)	-36%

Operating Activities—Operating activities primarily consist of net loss adjusted for certain non-cash items including depreciation, amortization, net non-cash loss on conversion of notes, non-cash loss on equity-based investments, stock-based compensation and the effect of changes in working capital.

•

For the six months ended June 30, 2007, net cash used in operating activities was $70.2 million, consisting of a net loss of $298.2 million adjusted for net non-cash expenses of $179.9 million and $48.2 million provided by working capital as well as other operating activities. Included in cash provided by working capital is a $52.0 million increase in Subscriber deferred revenue, as a result of subscribers signing up for discounted annual and multi-year pre-payment plans and a $10.9 million decrease in Accounts receivable; offset partially by a $31.1 million increase in Prepaid programming content due primarily to the $60 million prepayment of our obligation to Major League Baseball® for the 2007 season.

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

•

For the six months ended June 30, 2007, net cash used in investing activities was $110.5 million, consisting of $112.4 million in capital expenditures for the construction of XM-5, computer systems infrastructure and building improvements, offset partially by $1.9 million in proceeds received from the maturity of restricted investments.

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

•

For the six months ended June 30, 2007, net cash provided by financing activities was $237.9 million; consisting of $288.5 million of proceeds received in conjunction with the sale-leaseback of the transponders on the XM-4 satellite and $3.0 million in proceeds from the exercise of warrants and stock options; offset partially by the repayment of $38.9 million related to our corporate headquarters mortgages and $3.0 million in premiums associated with the above-mentioned retired mortgages, as well as $7.6 million in capital lease payments and $4.2 million in deferred financing costs.

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

Future Operating Liquidity and Capital Resource Requirements

Our projected funding requirements are based on our current business plan, which in turn is based on our operating experience to date and our available resources. We are pursuing a business plan designed to increase subscribers and revenues while maintaining reasonable subscriber acquisition costs in the long-term. Our plan contemplates our focusing on the new automobile market where we have relationships with automobile manufacturers, the continuing introduction of innovative yet affordable technology in the retail aftermarket and the use of our more productive distribution channels.

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

Our merger agreement with Sirius Satellite Radio restricts our ability to incur additional debt financing beyond existing credit facilities (or equivalent funding) and limits the amount of new equity we can issue, in each case without approval from Sirius. Sirius is under similar restrictions not to incur new debt or issue additional equity beyond agreed limits without our approval.

On February 13, 2007, we entered into a sale-leaseback transaction with respect to the transponders on the XM-4 satellite, which was launched in October 2006 and placed into service during December 2006. We received net proceeds of $288.5 million from the transaction, of which $44 million (inclusive of interest) was used to retire outstanding mortgages on real property and the remainder of which provides additional liquidity available for working capital and general corporate purposes. For a further discussion, see Note 6, to the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q under the heading “Capital Lease—XM-4 Satellite.”

Commitments and Contingencies—We are obligated to make significant payments under a variety of contracts and other commercial arrangements, including the following:

•

XM-4 Satellite Lease obligation—In February 2007, we entered into a sale-leaseback transaction of the transponders on the XM-4 satellite. Under the terms of the lease, we are obligated to make payments that total $437.4 million over the nine year base lease term. For a further discussion, see Note 6, to the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q under the heading, “Capital Lease – XM-4 Satellite”.

•

Programming and Marketing Agreements—We have entered into certain programming and marketing agreements that broaden our content offering and increase brand awareness. Under the terms of these agreements, we are obligated to make payments that total $67.5 million in the remaining six months of 2007, $101.2 million in 2008, $74.1 million in 2009, $43.0 million in 2010, $39.1 million in 2011 and $73.2 million in 2012 and beyond. These payments include fixed payments, advertising commitments and revenue sharing arrangements.

•

Major League Baseball®—We have a multi-year agreement with Major League Baseball® (“MLB”) to broadcast MLB games live nationwide. In the first quarter of 2007, we made a payment in the amount of $60 million for the 2007 season and will pay $60 million per year thereafter through 2012. MLB has the option to extend the agreement for the 2013, 2014 and 2015 seasons at the same $60 million annual compensation rate. We will also make incentive payments to MLB for XM subscribers obtained through MLB and baseball club verifiable promotional programs. No stock or warrants were included in this agreement. The agreement requires us to deposit $120 million into escrow or furnish other credit support in such amount. In July 2006, we furnished a $120 million surety bond to MLB as part of an amendment to the agreement with MLB that permitted us to provide various types of credit support in lieu of its $120 million escrow deposit requirement.

•

Satellite Contracts—We successfully launched our fourth satellite (“XM-4”) into geosynchronous transfer orbit on October 30, 2006 and handover of the satellite occurred in December 2006. In February 2007, we entered into a sale leaseback transaction for the transponders on XM-4. Under our existing satellite construction and launch contracts, remaining costs for the construction and launch of our fifth satellite (“XM-5”) are expected to be $5 million in 2007, $33 million in 2008 and $25 million in 2009. These costs exclude launch insurance and in-orbit performance incentives. Our contractual agreements for our satellites are more fully described in Note 11 of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q under the heading “Satellite System.”

•

General Motors Distribution Agreement—We have a long-term distribution agreement with General Motors (“GM”). The agreement had been assigned by GM to its subsidiary OnStar, but was assigned back to GM in June 2006. During the term of the agreement, which expires twelve years from the commencement date of our commercial operations in 2001, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments were due to GM and confirming the date of our commencement of commercial operations, and to provide that we could make certain payments to GM in shares of our Class A common stock. Our total cash payment obligations were not increased. Under the distribution agreement, we are required to make a subscriber acquisition payment to GM for each person who becomes and remains an XM subscriber through the purchase of a GM vehicle.

In April 2006, we amended the distribution agreement pursuant to which we made a prepayment in May 2006 in the amount of $237 million to GM to retire at a discount $320 million of the remaining fixed payment obligations that would have come due in 2007, 2008, and 2009. The April 2006 amendments eliminated our ability to make up to $35 million of subscriber acquisition payments in shares of our Class A common stock. In addition, our credit facility with GM was increased from $100 million to $150 million. The facility will terminate, and all draws will become due, upon the earlier of December 31, 2009 and six months after we achieve investment grade status. The amendments also provide that the security arrangements on the GM facility will be unsecured until the first draw under the bank credit facility and then secured on a second priority basis behind the secured indebtedness permitted to be incurred under the bank credit facility. As of June 30, 2007, we have $26.0 million of current prepaid expense to related party and $136.6 million of non-current prepaid expense to related party in connection with the guaranteed fixed payments, as the result of a prepayment of $237 million to GM in May 2006.

In order to encourage the broad installation of XM radios in GM vehicles, we have agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to our service. We must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than eight million GM vehicles with installed XM radios (at which point the percentage remains constant). Accordingly, the revenue share expense is recognized as the related subscription revenue is earned. As of June 30, 2007, we have $49.1 million of current prepaid expense to related party and $13.1 million of non-current prepaid expense to related party in connection with this revenue sharing arrangement. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which we must reimburse GM. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius Satellite Radio’s service. The agreement was subject to renegotiation in November 2005, and will be subject to renegotiation at two-year intervals thereafter, if GM did or does not achieve and maintain specified installation levels of GM vehicles capable of receiving our service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years are the lesser of 600,000 units per year or amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, by November 2007 and at two-year intervals thereafter, we fail to achieve and maintain specified minimum market share levels in the satellite digital radio service market. We were significantly exceeding the minimum levels at June 30, 2007. For the three and six months ended June 30, 2007, we incurred total costs of $70.5 million and $131.8 million, respectively, under the distribution agreement; while for the comparable periods in 2006, we incurred costs of $56.7 million and $113.6 million, respectively.

•

Long-term debt—For a further discussion of long-term debt, see Note 6 of the Notes to the unaudited Condensed Consolidated Statements in Item 1. to Part I of this Form 10-Q. Based on the various terms of our long-term debt, our ability to redeem any long-term debt is limited. We have and may continue to take advantage of opportunities to reduce our level of indebtedness in exchange for issuing equity securities, if these transactions can be completed on favorable terms.

Related Party Transactions

For a discussion of related party transactions, see Note 9 of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. of this Form 10-Q.

Recent Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2 of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. of this Form 10-Q.

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

The estimated fair value of our long-term debt is determined by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers or quoted market prices at the reporting date for the traded debt securities. As of June 30, 2007, the carrying value of our long-term debt was $1,490 million, compared to an estimated fair value of $1,507 million. The estimated fair value of our long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

Interest Rate Risk—As of June 30, 2007, we had $1,490 million of total debt, of which $1,290 million was fixed-rate debt and $200 million was variable-rate debt. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. An increase of 100 basis points in the interest rate applicable to the $200 million of variable-rate debt as of June 30, 2007 would result in an increase of $2 million in our annual interest expense. We believe that our exposure to interest rate risk is not material to our results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. During the three months ended June 30, 2007, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation and Arbitration

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc and Warner Bros. Records Inc. v. XM Satellite Radio Inc.—Plaintiffs filed this action in the United States District Court for the Southern District of New York on May 16, 2006. The complaint seeks monetary damages and equitable relief, alleging that recently introduced XM radios that also have MP3 functionality infringe upon plaintiffs’ copyrighted sound recordings. Our motion to dismiss this matter was denied in January 2007. We believe these allegations are without merit and that these products comply with applicable copyright law, including the Audio Home Recording Act, and we intend to vigorously defend the matter. Music publishing companies and certain other record companies also have filed lawsuits, purportedly on a class basis, with similar allegations. There can be no assurance regarding the ultimate outcome of these matters, or the significance, if any, to our business, consolidated results of operations or financial position.

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc.—Plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on January 10, 2006 on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that we engaged in a deceptive trade practice under Arkansas and other state laws by representing that our music channels are commercial-free. We have filed an answer to the complaint and instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in our customer service agreement. The arbitration has been stayed pending judicial determination of Enderlin’s objections to the arbitration. The United States Court of Appeals for the Eighth Circuit held on April 17, 2007 that those objections are to be decided by the trial court, not the arbitrator. We believe the suit is without merit and intend to vigorously defend the matter. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to our business, consolidated results of operations or financial position.

Copyright Royalty Board Arbitration—We are participating in a Copyright Royalty Board (CRB) proceeding in order to set the royalty rate payable by XM under the statutory license covering our performance of sound recordings over the XM system for the six year period starting in January 2007. XM and Sirius have recently filed their direct cases with the CRB proposing a rate of 0.88% of each of their adjusted gross revenues for this statutory license. SoundExchange, a collective operated on behalf of owners of copyrighted recordings, such as the major record labels, has filed a direct case proposing a rate increasing from 10% of adjusted gross revenues for the first year of the license increasing each year to over 23% during the final year of the license term; their requested guaranteed minimums could result in a rate in excess of the foregoing percentages. We are also participating in a concurrent proceeding to set the royalty rate payable by XM under the statutory license covering our performance of sound recordings over XM channels transmitted over the DIRECTV satellite television system. Hearings in these matters are taking place in 2007, and we anticipate that the CRB will render its decision by the end of 2007. There can be no assurance regarding the ultimate outcome of these matters, or their significance to our business, consolidated results of operations or financial position.

Regulatory Matters and Inquiries

Federal Communication Commission (“FCC”)

FCC Receiver Matter—As we have previously disclosed, we have received inquiries from, and responded to, the FCC regarding FM modulator wireless transmitters in various XM radios not in compliance with permissible emission limits. No health or safety issues have been involved with these wireless XM radios. We have implemented a series of design and installation modifications and we have obtained new certifications for numerous models of modified XM radios using our new SureConnect technology. In addition, we have implemented a regulatory compliance plan, including the appointment of an FCC regulatory compliance officer, to monitor FCC regulatory compliance, specifically with reference to the design, verification/certification, and production of XM radio receivers. We have been submitting documents to the FCC and are in discussions with the FCC to resolve this matter. We cannot predict at this time the extent of any further actions that we will need to undertake or any financial obligations we may incur. There can be no assurance regarding the ultimate outcome of this matter, or its significance to our business, consolidated results of operations or financial position.

FCC Repeater Network Matter—In October 2006, we filed for both a 30-day Special Temporary Authority (“STA”) and a 180-day STA with respect to our terrestrial repeater network, seeking authority to continue to operate our entire repeater network despite the fact that the technical characteristics of certain repeaters, as built, differ from the technical characteristics in the original STAs granted for our repeater network. These differences include some repeaters not being built in the exact locations, or with the same antenna heights, power levels, or antenna characteristics than set forth in the earlier STAs. Prior to making these recent filings, we reduced the power or discontinued operation of certain repeaters. As a result, we believe that service quality in portions of the affected metro areas has been somewhat reduced, including in terms of more frequent interruptions and/or occasional outages to the service. There has been no impact on the satellite signal. We continue to hold meetings with the staff of the FCC regarding these matters. In February 2007, we received a letter of inquiry from the FCC relating to these matters, to which we have responded. This proceeding may result in the imposition of financial penalties against us or adverse changes to our repeater network resulting from having repeaters turned off or otherwise modified in a manner that would reduce service quality in the affected areas. There can be no assurance regarding the ultimate outcome of this matter, or its significance to our business, consolidated results of operations or financial position.

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

Federal Trade Commission (“FTC”)

FTC Inquiry—On April 25, 2006, we received a letter from the FTC stating that they are conducting an inquiry into whether our activities are in compliance with various acts, including the FTC Act, the Telemarketing Sales Rule, the Truth in Lending Act and the CAN-SPAM Act. This letter requests information about a variety of our marketing activities, including free trial periods, rebates, telemarketing activities, billing and customer complaints.

We have been submitting documents to the agency in response to the letter and are cooperating fully with this inquiry. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to our business, consolidated results of operations or financial position.

Securities and Exchange Commission (“SEC”)

SEC Inquiry—As previously disclosed, the Staff of the SEC has requested that we voluntarily provide documents to the Staff, including information relating to our subscriber targets, costs associated with attempting to reach those targets during the third and fourth quarters of 2005, the departure of Mr. Roberts from our board of directors, our historic practices regarding stock options and certain other matters. In this connection we retained outside counsel, who engaged an independent accounting advisor, to conduct a review of our stock option practices. The inquiry did not reveal the existence of material errors in any prior financial statements.

We have been submitting documents to the SEC in response to their requests and are cooperating fully with this inquiry. There can be no assurance regarding the ultimate outcome of these SEC matters, or the significance, if any, to our business, consolidated results of operations or financial position.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following purchases of the Company’s Class A common stock were completed during the three months ended June 30, 2007.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007—April 30, 2007	—	$—	—	—
May 1, 2007—May 31, 2007	167,523	$11.30	—	—
June 1, 2007—June 30, 2007	—	$—	—	—

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under the Company’s 1998 Shares Award Plan.

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders at XM’s Annual Meeting of Stockholders held on May 25, 2007.

Proposal 1	Votes For	Votes Withheld
Election of Eleven Directors to Board of Directors
Gary M. Parsons	282,640,475	4,591,151
Hugh Panero	282,414,662	4,816,964
Nathaniel A. Davis	282,573,231	4,658,395
Joan L. Amble	284,647,072	2,584,554
Thomas J. Donohue	278,842,950	8,388,676
Eddy W. Hartenstein	283,481,788	3,749,838
Chester A. Huber, Jr.	278,023,803	9,207,823
John Mendel	278,133,931	9,097,695
Jarl Mohn	278,983,315	8,248,311
Jack Shaw	278,869,998	8,361,628
Jeffrey D. Zients	284,527,480	2,704,146

Proposal 2	Votes For	Votes Against	Votes Abstained
Adoption of the XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan	185,195,702	19,409,651	1,196,192

Proposal 3	Votes For	Votes Against	Votes Abstained
Appointment of KPMG LLP as Independent Auditors	284,871,977	1,263,152	1,096,497

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Amendment No. 1 to Employment Agreement, dated as of April 4, 2007, between Gary Parsons and XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed April 10, 2007).

10.2	Amendment No. 1 to Employment Agreement, dated as of April 4, 2007, between Hugh Panero and XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed April 10, 2007).

10.3	Amendment No. 1 to Employment Agreement, dated as of April 4, 2007, between Nathaniel Davis and XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed April 10, 2007).

10.4	Form of Severance Agreement for executive officers other than Chairman, CEO and President and COO (incorporated by reference to XM’s Current Report on Form 8-K filed April 10, 2007).

10.5	XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan.

10.6	Form of Non-qualified Stock Option Agreement (incorporated by reference to XM’s Current Report on Form 8-K filed June 1, 2007).

10.7	Form of Restricted Stock Agreement (incorporated by reference to XM’s Current Report on Form 8-K filed June 1, 2007).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XM SATELLITE RADIO HOLDINGS INC.
(Registrant)

Date: July 30, 2007	/s/ HUGH PANERO
Hugh Panero
Chief Executive Officer
(principal executive officer)

Date: July 30, 2007	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

XM SATELLITE RADIO INC.
(Registrant)

Date: July 30, 2007	/s/ HUGH PANERO
Hugh Panero
Chief Executive Officer
(principal executive officer)

Date: July 30, 2007	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)