Form 10-Q/A
period 2007-03-31
XM SATELLITE RADIO HOLDINGS INC; XM SATELLITE RADIO INC
filed 2007-10-03
CIK 1091530, 1116317

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2007

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

XM Satellite Radio Holdings Inc.	Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐
XM Satellite Radio Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether each registrant is a shell company (as defined in Exchange Act Rule 12b- 2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of March 31, 2007)
XM SATELLITE RADIO HOLDINGS INC. CLASS A COMMON STOCK, $0.01 PAR VALUE	306,082,407

XM SATELLITE RADIO INC. COMMON STOCK, $0.10 PAR VALUE (all shares are issued to XM Satellite Radio Holdings Inc.)	125

EXPLANATORY NOTE

In this Amendment No. 1 on Form 10-Q/A to the quarterly report on Form 10-Q for the quarter ended March 31, 2007, XM Satellite Radio Holdings Inc. (the “Company”, “Holdings”, or “XM”) and XM Satellite Radio Inc. (“Inc.”) are amending Note 6 of the “Notes to the Unaudited Condensed Consolidated Financial Statements” to delete references to a third party appraiser in the disclosure relating to the Company’s satellite sale-leaseback transaction. This deletion is in response to a comment from the Securities and Exchange Commission staff requiring the Company to either delete the references to a third party appraiser or name and obtain the consent of the appraiser. Other than this change to Note 6, this Amendment does not modify or update any of the financial statements or other disclosure presented in the originally filed Form 10-Q. This Amendment continues to speak as of the date of the original report, and we have not updated the disclosures to reflect any events that have occurred subsequent to that date.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
(in thousands, except share and per share data)	2007	2006
Revenue:
Subscription	$236,486	$188,102
Activation	4,654	3,579
Merchandise	5,297	3,551
Net ad sales	7,478	6,518
Other	10,197	6,216

Total revenue	264,112	207,966

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	47,426	34,276
Customer care & billing operations (1)	27,928	22,455
Cost of merchandise	18,277	7,993
Ad sales (1)	3,385	3,356
Satellite & terrestrial (1)	13,882	13,049
Broadcast & operations:
Broadcast (1)	6,544	5,852
Operations (1)	9,716	8,887

Total broadcast & operations	16,260	14,739
Programming & content (1)	43,952	37,643

Total cost of revenue	171,110	133,511
Research & development (excludes depreciation & amortization, shown below) (1)	7,310	10,981
General & administrative (excludes depreciation & amortization, shown below) (1)	34,185	17,630
Marketing (excludes depreciation & amortization, shown below):
Retention & support (1)	9,756	8,047
Subsidies & distribution	43,602	55,473
Advertising & marketing	32,809	33,925

Marketing	86,167	97,445
Amortization of GM liability	6,504	9,313

Total marketing	92,671	106,758
Depreciation & amortization	46,882	39,882

Total operating expenses (1)	352,158	308,762

Operating loss	(88,046)	(100,796)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (Continued)

	Three months ended March 31,
(in thousands, except share and per share data)	2007	2006
Other income (expense):
Interest income	3,544	6,573
Interest expense	(27,609)	(33,236)
Loss from de-leveraging transactions	(2,965)	(18,380)
Equity in net loss of affiliate	(5,425)	(8,884)
Minority interest	(1,697)	—
Other income	444	4,634

Net loss before income taxes	(121,754)	(150,089)
(Provision for) benefit from deferred income taxes	(684)	868

Net loss	(122,438)	(149,221)

8.25% Series B and C preferred stock dividend requirement	—	(2,149)

Net loss attributable to common stockholders	$(122,438)	$(151,370)

Net loss per common share - basic and diluted	$(0.40)	$(0.60)
Weighted average shares used in computing net loss per common share - basic and diluted	305,877,670	253,213,066
(1) These captions include non-cash stock-based compensation expense as follows:
	Three months ended March 31,
(in thousands)	2007	2006
Customer care & billing operations	$440	$86
Ad sales	356	428
Satellite & terrestrial	520	461
Broadcast	600	481
Operations	378	583
Programming & content	2,166	1,892
Research & development	1,726	1,457
General & administrative	6,048	5,061
Retention & support	1,897	1,612

Total stock-based compensation	$14,131	$12,061

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$319,391	$218,216
Accounts receivable, net of allowance for doubtful accounts of $5,240 and $4,946	54,914	62,293
Due from related parties	8,672	13,991
Related party prepaid expenses	71,021	66,946
Prepaid programming content	71,835	28,172
Prepaid and other current assets	42,818	43,040

Total current assets	568,651	432,658
Restricted investments	396	2,098
System under construction	138,760	126,049
Property and equipment, net of accumulated depreciation and amortization of $814,339 and $767,768	814,683	849,662
DARS license	141,387	141,387
Intangibles, net of accumulated amortization of $8,533 and $8,222	4,329	4,640
Deferred financing fees, net of accumulated amortization of $22,292 and $20,537	40,273	38,601
Related party prepaid expenses, net of current portion	155,388	160,712
Investments	75,015	80,592
Prepaid and other assets, net of current portion	4,282	4,219

Total assets	$1,943,164	$1,840,618

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$44,232	$51,844
Accrued expenses	131,464	147,591
Accrued satellite liability	2,145	64,875
Accrued interest	34,704	18,482
Current portion of long-term debt	14,365	14,445
Due to related parties	48,805	46,459
Subscriber deferred revenue	358,974	340,711
Deferred income	9,915	9,915

Total current liabilities	644,604	694,322
Long-term debt, net of current portion	1,478,936	1,286,179
Subscriber deferred revenue, net of current portion	94,697	86,482
Deferred income, net of current portion	129,074	130,780
Other non-current liabilities	40,829	40,735

Total liabilities	2,388,140	2,238,498

Commitments and contingencies
Minority interest	59,397	—
Stockholders’ deficit:
Series A convertible preferred stock, par value $0.01 (liquidation preference of $51,370 at March 31, 2007 and December 31, 2006); 15,000,000 shares authorized, 5,393,252 shares issued and outstanding at March 31, 2007 and December 31, 2006	54	54
Class A common stock, par value $0.01; 600,000,000 shares authorized, 306,082,407 shares and 305,781,515 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	3,061	3,058
Accumulated other comprehensive income, net of tax	3,545	3,590
Additional paid-in capital	3,109,881	3,093,894
Accumulated deficit	(3,620,914)	(3,498,476)

Total stockholders’ deficit	(504,373)	(397,880)

Total liabilities and stockholders’ deficit	$1,943,164	$1,840,618

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(in thousands)	2007	2006
Cash flows from operating activities:
Net loss	$(122,438)	$(149,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	3,202	3,055
Depreciation and amortization	46,882	39,882
Amortization of deferred income related to XM Canada	(2,498)	(2,523)
Loss from de-leveraging transactions	2,965	18,380
Non-cash loss on equity in affiliate	5,425	8,884
Amortization of deferred financing fees and debt discount	2,602	14,769
Stock-based compensation	14,131	12,061
Provision for (benefit from) deferred income taxes	684	(868)
Gain on sale of fixed assets	—	(4,378)
Minority interest	1,697	—
Other	(39)	187
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	4,218	(4,550)
Decrease (increase) in due from related parties	5,319	(2,392)
Increase in prepaid programming content	(43,662)	(17,646)
Decrease in prepaid and other assets	1,408	9,157
Decrease in accounts payable, accrued expenses and other liabilities	(8,866)	(113,826)
Increase in accrued interest	16,222	14,682
Increase (decrease) in due to related parties	2,346	(9,327)
Increase in subscriber deferred revenue	26,478	22,540
Decrease in deferred income	792	—

Net cash used in operating activities	(43,132)	(161,134)

Cash flows from investing activities:
Purchase of property and equipment	(24,872)	(14,952)
Additions to system under construction	(73,132)	(22,225)
Proceeds from sale of assets	—	6,997
Net maturity (purchase) of restricted investments	1,702	20

Net cash used in investing activities	(96,302)	(30,160)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	1,857	3,135
Proceeds from sale-leaseback transaction	288,500	—
Payment of premiums on de-leveraging transactions	(2,965)	—
Retirement of mortgages on corporate facilities	(38,877)	—
Payments on other borrowings	(3,975)	(2,012)
Deferred financing costs	(3,931)	—

Net cash provided by financing activities	240,609	1,123

Net increase (decrease) in cash and cash equivalents	101,175	(190,171)
Cash and cash equivalents at beginning of period	218,216	710,991

Cash and cash equivalents at end of period	$319,391	$520,820

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

As of March 31, 2007, the principal differences between the financial conditions of Holdings and Inc., were:

•	the ownership by Holdings of the corporate headquarters and data center since August 2001 and September 2005, respectively, and the lease of these buildings to Inc.;

•

XM-1, XM-2, and XM-3, except for the B702 bus portion of XM-3, are owned by Inc.; the transponders of XM-4, are owned by Satellite Leasing (702-4) LLT, a separate legal entity subject to consolidation by the Company and leased to Inc.; and XM-5 and the B702 bus portion of XM-3 and XM-4 are owned by Holdings;

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

Proposed Merger

On February 19, 2007, XM Satellite Radio Holdings Inc. (“XM”) and Sirius Satellite Radio Inc. (“Sirius”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which XM and Sirius will combine its businesses through a merger of XM and a newly formed, wholly owned subsidiary of Sirius (the “Merger”).

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On March 20, 2007, XM and Sirius filed a Consolidated Application for Authority to Transfer Control with the FCC with respect to the Merger Agreement. XM and Sirius anticipate that the FCC will issue a public notice in the near future that sets a schedule to comment on the Merger. The public notice will trigger a comment period followed by a reply period.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Amounts from Subsidies & distribution in the amount of $4.3 million were reclassified to Advertising & marketing related to on-going loyalty payments.

Restricted Investments

Restricted investments consist principally of certificates of deposits. During the three months ended March 31, 2007, the restricted investments which represented securities held in escrow on the Company’s buildings were redeemed and included in the total cash paid to retire the mortgage loans on the buildings. There were no gross unrealized holding gains or losses on these restricted investments at December 31, 2006.

Inventory

Inventories are stated at the lower of average cost or market. The Company provides estimated inventory allowances for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Inventories consist of both finished goods and raw materials. The Company had $13.5 million and $17.0 million of net inventory at March 31, 2007 and December 31, 2006, respectively, which are included in Prepaid and other current assets on the Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2007 and 2006, the Company recorded total inventory write-down charges of $5.2 million and $0, respectively, which charges are reflected in Cost of merchandise in the unaudited Condensed Consolidated Statements of Operations.

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

Net Loss Per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin (“SAB”) No. 98, Computations of Earnings Per Share. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing the net loss attributable to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and dilutive equivalent shares outstanding during the period. Options, warrants and convertible instruments outstanding as of March 31, 2007 to purchase 51 million shares of common stock (47 million of which were vested) were not included in the computation of diluted net loss per common share for the three months ended March 31, 2007 as their inclusion would have been anti-dilutive. Options, warrants and convertible instruments outstanding as of March 31, 2006 to purchase 90 million shares of

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

common stock (85 million of which were vested) were not included in the computation of diluted net loss per common share for the three months ended March 31, 2006 as their inclusion would have been anti-dilutive. Unvested shares of restricted stock in the amount of 3,441,608 and 2,255,754 as of March 31, 2007 and 2006, respectively, are not included in the computation of basic net loss per common share or in diluted net loss per common share because their inclusion would have been anti-dilutive. The Company had a net loss in each of the periods presented, and therefore, basic and diluted net loss per common share are the same.

Comprehensive Income or Loss

Accumulated other comprehensive income or loss is reported on the Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities (see Note 4, under the heading “WorldSpace”) and foreign currency translation adjustments (see Note 4, under the heading “Canadian Satellite Radio”) are included in other comprehensive income or loss. However, in the event that an unrealized loss is deemed other than temporary, the loss is recognized in earnings. The components of Comprehensive income or loss for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three months ended March 31,
	2007	2006
Net loss	$(122,438)	$(149,221)
Unrealized gain (loss) on available-for-sale securities	125	(6,688)
Foreign currency translation adjustment, net of tax	(170)	2,311

Total comprehensive loss	$(122,483)	$(153,598)

The Company did not recognize a tax expense for the unrealized gain on available-for-sale securities for the three months ended March 31, 2007, as the investment did not have a cumulative gain . Unrealized loss on available-for-sale securities for the three months ended March 31, 2006 is shown net of tax benefit of approximately $4.2 million. Foreign currency translation adjustment, for the three months ended March 31, 2007, is shown net of tax benefit of approximately $0.1 million. Foreign currency translation adjustment, for the three months ended March 31, 2006, is shown net of tax expense of approximately $1.4 million. The unrealized loss on available-for-sale securities relates to the Company’s investment in WorldSpace, while the foreign currency translation adjustment relates to the Company’s investment in XM Canada (discussed further in Note 4).

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt this Statement effective January 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its consolidated results of operations and financial position.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(3) Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Spacecraft system	$905,535	$905,507
Terrestrial repeater network	264,315	264,223
Spacecraft control and uplink facilities	46,918	46,181
Broadcast facilities	65,336	65,302
Land	8,788	8,788
Buildings and improvements	73,310	73,252
Computer systems, furniture and fixtures, and equipment	264,820	254,177

Total property and equipment	1,629,022	1,617,430
Accumulated depreciation and amortization	(814,339)	(767,768)

Property and equipment, net	$814,683	$849,662

Spacecraft System

The Company currently operates four in-orbit satellites, all of which are owned, except for the transponders on XM-4, which are leased under a capital lease. The Company launched its first two satellites, XM-1 and XM-2 in the first half of 2001 prior to the commencement of commercial operations. Depreciation commenced upon acceptance of the satellites from Boeing Satellite Systems, which occurred during the first half of 2001. The XM-1 and XM-2 satellites suffer from a progressive solar array power degradation issue and during 2004, the Company recovered from insurers approximately $142 million, of which $134 million was recorded as a reduction to the carrying values of XM-1 and XM-2. In February 2005, XM-3 was successfully launched and moved into the 85° West Longitude orbital location. In October 2006, XM-4 was successfully launched and moved into the 115° West Longitude orbital location. XM-1 and XM-2 are collocated with XM-4, and are in-orbit spares. Depreciation of XM-3 and XM-4 commenced upon acceptance of the satellites, which occurred during April 2005 and December 2006, respectively. In February 2007, the transponders on XM-4 were the subject of a sale-leaseback transaction and are now being depreciated over their nine-year lease term, less the estimated residual value.

(4) Investments

The Company’s investments consist of an equity method investment, a cost method investment and available-for-sale equity securities as follows (in thousands):

	March 31, 2007	December 31, 2006
Equity method investment	$68,550	$74,252
Cost method investment	480	480
Available-for-sale equity securities	5,985	5,860

Total investments	$75,015	$80,592

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

The various deliverables of these Agreements entered into in November 2005 are considered a single accounting unit in accordance with the EITF No. 00-21, and as such are accounted for as follows:

•

The $152.1 million fair value of the shares received is recorded as Deferred income on the Company’s Condensed Consolidated Balance Sheets and amortized on a straight-line basis into income as Other revenue in the unaudited Condensed Consolidated Statements of Operations over the 15-year expected term of the Agreements. During each of the three months ended March 31, 2007 and 2006, XM amortized $2.5 million into income as Other revenue. As of March 31, 2007 and December 31, 2006, the Deferred income balance related to the fair value of shares received was $136.2 million and $138.6 million, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•

The Company receives a 15% royalty fee for all subscriber fees earned by XM Canada each month for its basic service and a nominal activation fee for each gross activation of an XM Canada subscriber on the Company’s system. Beginning in 2006, XM began to accrue for, and record as revenue, royalties and activation fees related to XM Canada’s subscribers. During the three months ended March 31, 2007 and 2006, XM accrued approximately $0.8 million and $0.2 million, respectively, in subscriber revenue royalty and activation fees. During the three months ended March 31, 2007 and 2006, recognized revenue was not material. The remaining unrecognized revenue was recorded as Deferred income and will be amortized on a straight-line basis into income over the remaining expected term of the Agreements in accordance with the EITF No. 00-21. As of March 31, 2007 and December 31, 2006, the Deferred income balance related to the subscriber revenue royalty and activation fees was $2.8 million and $2.0 million, respectively. In subsequent periods, the Company will recognize the pro-rata portion of the current period’s accrued revenue in addition to the amortization for each previous periods’ accrued revenue.

XM has also provided XM Canada with a CDN$45 million standby credit facility, which can only be utilized to finance purchases of terrestrial repeaters or for the payment of subscription fees to XM. The facility matures on December 31, 2012 and bears interest at a rate of 9% per annum. XM has the right to convert unpaid principal amounts into Class A Subordinate Voting Shares of XM Canada at the price of CDN$16.00 per share. As of March 31, 2007, XM Canada had not drawn on this facility.

In addition, XM Canada will pay XM $69.1 million for the rights to broadcast and market National Hockey League (“NHL”) games for the 10-year term of XM’s contract with the NHL. The $69.1 million payment is comprised of $57.0 million in license fees and $12.1 million in advertising costs and is required to be paid in ten annual installments ranging from $5.25 million to $7.5 million per year. In accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, XM recognizes these payments “gross as a principal” in Other revenue. During each of the three months ended March 31, 2007 and 2006, XM recognized $1.1 million of license fees; advertising cost reimbursements were not material.

During 2006, XM recognized a $4.5 million gain as Other income related to the sale of 78 terrestrial repeaters to XM Canada during 2005. XM Canada purchased these repeaters from XM at their original cost.

XM accounts for its ownership in XM Canada using the equity method of accounting. XM Canada has a fiscal year end of August 31. Therefore, XM will record its share of XM Canada’s net income or loss, using the average currency exchange rate for the period, based on XM Canada’s quarterly periods ending on the last day of February, May, August and November. Summarized financial information for XM Canada is as follows (US$ in thousands):

	February 28, 2007	November 30, 2006
Current assets	$41,903	$50,641
Non-current assets	$231,478	$247,848
Current liabilities	$18,094	$17,782
Non-current liabilities	$102,745	$101,674
Total shareholders’ equity	$152,542	$179,033

	Three months ended February 28, 2007	Three months ended February 28, 2006
Revenues	$4,177	$992
Net loss	$23,253	$38,106
XM’s share of net loss	$5,425	$8,884

During the three months ended March 31, 2007, XM recorded a currency translation loss of approximately $0.2 million, as a component of Accumulated other comprehensive income in Stockholders’ deficit in the Condensed Consolidated Balance Sheets. The $0.2 million loss is net of a tax benefit of approximately $0.1 million, which is offset by a corresponding $0.1 million

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

expense to the Provision for deferred income taxes. During the three months ended March 31, 2006, XM recorded a currency translation gain of approximately $2.3 million, as a component of Accumulated other comprehensive income in Stockholders’ deficit in the Condensed Consolidated Balance Sheets. The $2.3 million gain is net of a tax expense of approximately $1.4 million, which is offset by a corresponding $1.4 million benefit to the Provision for deferred income taxes.

During 2006, the Company reduced the carrying value of its investment in XM Canada due to a decrease in fair value that was considered to be other than temporary and recorded an impairment charge of $57.6 million. XM Canada’s shares trade publicly on the Toronto Stock Exchange under the symbol, “XSR.TO.” The quoted market price on February 28, 2007 (the date of XM Canada’s most recent financial statements) was CAD$6.65, or approximately US$5.68. Based on the number of shares held by the Company on March 31, 2007, the fair value of the Company’s investment in XM Canada was approximately $63.0 million. As of March 31, 2007 and December 31, 2006, the carrying value of the Company’s investment in XM Canada was approximately $68.6 million and $74.3 million, respectively. As of March 31, 2007 and December 31, 2006, the amounts due from XM Canada were $3.2 million and $1.6 million, respectively, and are included in Prepaid and other current assets in the Condensed Consolidated Balance Sheets.

Cost Method Investment and Available-for-Sale Equity Securities

WorldSpace

On July 18, 2005, XM acquired 1,562,500 shares of Class A common stock of WorldSpace, Inc. (“WSI”) and a warrant to purchase at WSI’s initial public offering price of $21.00 an additional aggregate number of shares equal to $37.5 million, subject to certain operational vesting conditions, in exchange for $25.0 million. XM allocated its $25.0 million investment between the two financial instruments, $12.9 million to the Class A common stock and $12.1 million to the warrant. XM accounts for its investment in WSI Class A common stock as available-for-sale securities and accounts for its investment in the warrant under the cost method, subject to other than temporary impairment. WorldSpace provides XM certain programming in exchange for a fixed monthly fee under an amended programming agreement that extends through June 7, 2009.

During 2006, the Company reduced the carrying values of its investments in WSI common stock and warrant due to decreases in fair values that were considered to be other than temporary and recorded impairment charges of $7.3 million and $11.6 million, respectively. WorldSpace’s shares trade publicly on the NASDAQ Stock Exchange under the symbol, “WRSP.” The quoted market price on March 31, 2007 was $3.58. Based on the number of shares held by the Company, the fair value of the Company’s investment in WSI common stock was approximately $5.6 million on March 31, 2007. As of March 31, 2007, the carrying value of the Company’s investments in WSI common stock and warrant was approximately $5.6 million and $0.5 million, respectively. As of December 31, 2006, the carrying value of the Company’s investments in WSI common stock and warrant was approximately $5.5 million (which included $0.1 million of unrealized losses) and $0.5 million, respectively.

(5) Deferred Financing Fees

Deferred financing fees consist of the following (in thousands):

	March 31, 2007	December 31, 2006
10% senior secured discount convertible notes due 2009	$1,432	$1,432
9.75% senior notes due 2014	16,091	16,091
Senior floating rate notes due 2013	5,354	5,354
1.75% convertible senior notes due 2009	10,066	10,066
Valuation of warrants issued to related party in conjunction with credit facilities	25,151	25,151
Valuation of warrants issued to related party in conjunction with the issuance of 10% senior secured discount convertible notes	540	540
Mortgage	—	504
Sale-leaseback transaction of XM-4 satellite	3,931	—

Total deferred financing fees	62,565	59,138
Accumulated amortization	(22,292)	(20,537)

Deferred financing fees, net	$40,273	$38,601

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(6) Long-Term Debt

Certain of the Company’s debt instruments and credit facility contain covenants that include restrictions on indebtedness, mergers, limitations on liens, liquidations and sale and leaseback transactions, and also require the maintenance of certain financial ratios. The Company was in compliance with all of its covenants as of March 31, 2007. The Company’s debt instruments and credit facilities permit the debt issued thereunder to be accelerated upon certain events, including the failure to pay principal when due under any of the Company’s other debt instruments or credit facilities subject to materiality thresholds.

The following table presents a summary of the debt activity for the three months ended March 31, 2007 (in thousands):

	December 31, 2006	Issuances / Additions	Discount Amortization	Principal Payments	Retirements / Extinguishments	March 31, 2007
9.75% senior notes due 2014	$600,000	$—	$—	$—	$—	$600,000
1.75% convertible senior notes due 2009	400,000	—	—	—	—	400,000
Senior floating rate notes due 2013	200,000	—	—	—	—	200,000
10% senior secured discount convertible notes due 2009	33,249	—	—	—	—	33,249
Less: discount	(5,213)	—	342	—	—	(4,871)
Debt of variable interest entity	—	230,800	—	—	—	230,800
Mortgages	38,877	—	—	(38,877)	—	—
Capital leases	33,711	4,387	—	(3,975)	—	34,123

Total debt	1,300,624	$235,187	$342	$(42,852)	$—	1,493,301

Less: current portion	14,445					14,365

Long-term debt, net of current portion	$1,286,179					$1,478,936

Mortgages

1500 Eckington Place

As of March 31, 2007 and December 31, 2006, the remaining principal balance of the 1500 Eckington Place Mortgage Loan was $0 and $32.4 million, respectively. Principal and interest at a fixed rate of 6.015% was payable monthly until the mortgage was scheduled to mature in September 2014. The mortgage loan was secured by the building and an escrow with a balance of $1.4 million at December 31, 2006. The mortgage loan on this property was retired during February 2007, as further discussed below under the heading, “Capital Lease – XM-4 Satellite” and the Company recorded a de-leveraging charge of $2.2 million.

60 Florida Avenue

As of March 31, 2007 and December 31, 2006, the remaining principal balance of the 60 Florida Avenue Mortgage Loan was $0 and $6.5 million, respectively. Principal and interest at a fixed rate of 8.26% was payable monthly until the mortgage was scheduled to mature in September 2010. The mortgage loan was secured by the building, the land, and an escrow with a balance of $0.3 million at December 31, 2006. The mortgage loan on this property was retired during February 2007, as further discussed below under the heading, “Capital Lease – XM-4 Satellite” and the Company recorded a de-leveraging charge of $0.8 million.

Capital Lease – XM-4 Satellite

On February 13, 2007, the Company entered into a sale-leaseback transaction with respect to the transponders on the XM-4 satellite, which was launched in October 2006 and placed into service during December 2006.

The Company sold the XM-4 transponders to Satellite Leasing (702-4) LLT (“Trust”), a third-party trust formed solely for the purpose of facilitating the sale-leaseback transaction. The Trust pooled the funds used to purchase the transponders from a $57.7 million investment by an equity investor and the $230.8 million in proceeds from the issuance of its 10% senior secured notes due 2013 (“Debt of variable interest entity”). The Company is accounting for

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the sale and leaseback of the transponders under sale-leaseback accounting with a capital lease, pursuant to FASB 13, Accounting for Leases, as amended. Furthermore, the Company determined that the Trust is a variable interest entity, as that term is defined under FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51, and that the Company is the primary beneficiary of the Trust. Pursuant to FIN No. 46(R), the Company consolidated the Trust into its unaudited Condensed Consolidated Financial Statements.

Under the terms of the lease, the Company is obligated to make payments that total approximately $437.4 million, of which $126.6 is interest, over the nine-year base lease term as follows (in millions): $27.9 in 2007, $33.2 in 2008, $28.9 in 2009, $28.4 in 2010, $71.0 in 2011 and $248.0 thereafter.

Summary of the Transaction. Under the sale-leaseback arrangement, the Company sold the XM-4 transponders to the Trust owned by Satellite Leasing (702-4) LLC (“Owner participant”) for $288.5 million. XM Satellite Radio Inc. is leasing the transponders for a term of nine years with an early buy-out option in year five and a buy-out option at the end of the term. These lease payment obligations, which are unconditional and guaranteed by XM Satellite Radio Holdings Inc., are senior unsecured obligations and rank equally in right of payment with existing and future senior unsecured obligations.

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

The Company has an early buyout option in year five, a buy-out right at the end of the lease term and other rights to purchase the transponders or the equity interest in the lessor. The Company also has rights to cause the lessor to effect a refinancing of the notes, and any interest savings from the refinancing would result in reduced lease payments.

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

(7) Financing Transactions

Satellite Sale-leaseback

On February 13, 2007, the Company entered into a sale-leaseback transaction with respect to the transponders on the XM-4 satellite. The Company received net proceeds of approximately $289 million from the transaction, of which $44 million (inclusive of interest) was used to retire outstanding mortgages on real property and the remainder of which provides additional liquidity available for working capital and general corporate purposes.

De-leveraging Transactions

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(8) Equity

Preferred Stock

The Company has authorized 60,000,000 shares of preferred stock, par value $0.01, of which 15,000,000 shares were designated non-voting Series A convertible preferred stock, 3,000,000 shares were designated non-voting 8.25% Series B convertible redeemable preferred stock, and 250,000 shares were designated 8.25% Series C convertible redeemable preferred stock, all of which are convertible into Class A common stock at the option of the holder. Additionally, 250,000 shares were designated as non-voting Series D participating preferred stock in connection with the adoption of the Shareholders’ Rights Plan and are junior to all other classes of preferred stock. The Series A preferred stock receives dividends, if declared, ratably with the common stock. The Series C convertible redeemable preferred stock contained voting and certain consent rights.

There were 5,393,252 shares of Series A convertible preferred stock issued and outstanding with a liquidation preference of $51.4 million as of March 31, 2007 and December 31, 2006, respectively. During 2006, the Company repurchased the Series B convertible redeemable preferred stock and converted the Series C convertible redeemable preferred stock. There were no shares issued and outstanding of the Series B convertible redeemable preferred stock, Series C convertible redeemable preferred stock or Series D preferred stock as of March 31, 2007 and December 31, 2006, respectively.

Common Stock

The Company has authorized 600,000,000 shares of Class A common stock, par value of $0.01, of which 306,082,407 and 305,781,515 shares were issued and outstanding as of March 31, 2007 and December 31, 2006, respectively. The Company has authorized 15,000,000 shares of Class C common stock, par value of $0.01, of which no shares were issued and outstanding as of March 31, 2007 and December 31, 2006.

(9) Stock-Based Compensation

The Company has three stock-based compensation plans. It is the practice of the Company to satisfy awards and options granted under these plans through the issuance of new shares. During the three months ended March 31, 2007 and 2006, the Company recognized compensation expense of $14.1 million and $12.1 million, respectively. In each of the periods described above, compensation expense was recorded in the unaudited Condensed Consolidated Statements of Operations related to these plans. For a summarized schedule of the distribution of stock-based compensation expense, see the appended footnote to the unaudited Condensed Consolidated Statements of Operations on page 4 of this Form 10-Q. The Company did not capitalize any stock-based compensation cost during the three months ended March 31, 2007 and 2006, respectively. The Company did not realize any income tax benefits from stock-based payment plans during the three months ended March 31, 2007 and 2006, respectively, as a result of a full valuation allowance that is maintained for substantially all net deferred tax assets.

1998 Shares Award Plan and XM Talent Option Plan

On June 1, 1998, the Company adopted the 1998 Shares Award Plan (“1998 Plan”) under which, as amended, employees, consultants and non-employee directors may be granted stock options and restricted stock for up to 25,000,000 shares of the Company’s Class A common stock. Stock option awards and restricted stock awards under the 1998 Plan generally vest ratably over three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. At March 31, 2007, there were 154,379 shares available under the 1998 Plan for future grant.

In May 2000, the Company adopted the XM Talent Option Plan (“Talent Plan”) under which non-employee programming consultants to the Company may be granted stock options for up to 500,000 shares of the Company’s Class A common stock, which shares are reserved under the Talent Plan. Stock option awards under the Talent Plan generally vest ratably over three years based on continuous service. These stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. At March 31, 2007, there were 340,000 options available under the Talent Plan for future grant.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options — The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three months ended March 31,
	2007	2006
Expected dividend yield	0%	0%
Expected volatility (1)	46%	42%
Risk-free interest rate (2)	4.54%	4.78%
Expected term (3)	6 Years	6 Years

(1)	Expected volatilities are based on implied volatilities from publicly traded options on the Company’s stock.
(2)	The risk-free rate for periods within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	The expected term for 2006 and 2007 is calculated as the average between the vesting term and the contractual term, weighted by tranche, pursuant to SAB 107.

A summary of the status of the Company’s aggregate stock option awards under the 1998 Plan and the Talent Plan as of March 31, 2007, and activity during the three months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2007	15,843,884	$17.82
Granted	162,200	$13.81
Exercised	(261,341)	$5.84
Forfeited, cancelled or expired	(101,681)	$26.28

Outstanding, March 31, 2007	15,643,062	$17.92	6.46	$26,527
Vested and expected to vest, March 31, 2007	15,369,878	$17.93	6.46	$26,064
Exercisable, March 31, 2007	12,329,945	$17.11	5.89	$26,027

The per share weighted-average fair value of stock option awards granted during the three months ended March 31, 2007 and 2006 was $6.99 and $12.70, respectively, on the date of grant. The total intrinsic value on the date of exercise of stock option awards exercised during the three months ended March 31, 2007 and 2006 was $2.2 million and $3.9 million, respectively. As of March 31, 2007, there was $27.3 million of total unrecognized compensation cost related to stock option awards granted under the 1998 Plan and Talent Plan. The weighted-average period over which the compensation expense for these awards is expected to be recognized is 1.64 years as of March 31, 2007.

Restricted Stock — A summary of the status of the Company’s restricted stock as of March 31, 2007, and activity during the three months then ended is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested, January 1, 2007	3,390,359	$19.27
Granted	66,250	$14.64
Vested	(10,001)	$28.75
Forfeited	(5,000)	$15.89

Nonvested, March 31, 2007	3,441,608	$19.16

The fair value of each restricted stock award is the market value, as determined by the last sale price of the Company’s Class A common stock on The NASDAQ National Market, of the stock as if it were vested and issued on the grant date. As of March 31, 2007 and December 31, 2006, there were $43.5 million and $49.3 million, respectively, of total unrecognized compensation cost related to restricted stock granted under the 1998 Plan. The weighted-average period over which the compensation expense for these awards is expected to be recognized is 2.12 years as of March 31, 2007.

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

Under the provisions of SFAS 123R, the Company’s ESPP is considered a compensatory plan due to the greater than 5% discount and the “look-back option.” Effective January 1, 2006, the Company began recognizing compensation cost related to the ESPP. Compensation expense recognized pursuant to the ESPP is not material to the unaudited Condensed Consolidated Statements of Operations. As of March 31, 2007 and 2006, the Company had issued a cumulative total of 744,453 and 637,759 shares, respectively, under this plan. The weighted-average grant date fair value for shares issued during the three months ended March 31, 2007 and 2006 was $10.98 and $18.93, respectively, per share. The remaining shares available for issuance under the ESPP at March 31, 2007 were 255,547. Effective April 1, 2007, the Company suspended the ESPP pursuant to the terms of the February 19, 2007 merger agreement with Sirius Satellite Radio Inc.

(10) Related Party Transactions

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

The Company is a party to a long-term distribution agreement with General Motors (“GM”) that provides for the installation of XM radios in General Motors vehicles, as further described in Note 12. The Company has an agreement with GM to make available use of the Company’s bandwidth. The Company has arrangements with American Honda relating to the promotion of the XM Service to new car buyers, the use of bandwidth on the XM System and the development of telematics services and technologies. As of March 31, 2007, the Company is engaged in activities with GM and Honda to jointly promote new car buyers to subscribe to the XM service. Subscriber revenues received from GM and Honda for these programs are recorded as related party revenue. GM is one of the Company’s shareholders and Chester A. Huber, Jr., the President of OnStar Corporation, a subsidiary of General Motors, is a member of the Company’s board of directors. John W. Mendel, a member of the Company’s board of directors, is Senior Vice President, automobile operations of American Honda Motor Co., Inc.

The Company had the following related party balances at March 31, 2007 and December 31, 2006 (in thousands):

	Due from		Prepaid expense		Due to
	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
GM	$6,792	$8,149	$226,409	$227,658	$48,056	$44,975
Honda	1,880	5,842	—	—	749	1,484

Total	$8,672	$13,991	$226,409	$227,658	$48,805	$46,459

The Company earned the following total revenue, primarily consisting of subscriptions, in connection with sales to related parties described above (in thousands):

	Three months ended March 31,
	2007	2006
GM	$6,365	$6,118
Honda	4,367	3,617

Total	$10,732	$9,735

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has relied upon certain related parties for technical, marketing and other services. The Company has incurred the following costs in transactions with the related parties described above (in thousands):

	Three months ended March 31, 2007		Three months ended March 31, 2006
	GM	Honda	GM	Honda
Research & development	$—	$—	$—	$950
Customer care & billing operations	52	—	89	—
Revenue share & royalties	23,730	—	17,799	—
Marketing	37,483	477	39,013	336

Total	$61,265	$477	$56,901	$1,286

GM — In 1999, the Company established a distribution agreement with GM (see Note 12). Under the terms of the agreement, GM distributes the XM Radio Service in various models of its vehicles. This agreement was amended in June 2002 and January 2003 and continues to be clarified as XM’s business operations and working relationship with GM continues to evolve.

Honda — The Company has arrangements with Honda relating to the promotion of the XM service to new buyers, the use of bandwidth on the XM system and the development of telematics services and technologies.

In addition to the aforementioned related parties, the Company has transactions with an equity method investee, XM Canada, which are more fully discussed in Note 4.

(11) Supplemental Cash Flows Disclosures

The Company paid $9.1 million and $3.8 million for interest, net of amounts capitalized to System under construction of $2.2 million and $5.3 million, during the three months ended March 31, 2007 and 2006, respectively. Additionally, the Company incurred the following non-cash financing and investing activities (in thousands):

	Three months ended March 31,
	2007	2006
Accrued system construction costs	$—	$16,340
Conversion of 10% senior secured discount convertible notes due 2009 to Class A common stock	—	52,268
Write-off of deferred financing costs to equity in connection with the conversion of 10% Senior secured discount convertible notes due 2009	—	1,440
Property acquired through capital leases	4,387	1,078

(12) Commitments and Contingencies

Satellite System

Satellite Deployment Plan — The Company currently operates four satellites in-orbit. It launched its first two satellites, XM-1 and XM-2 in the first half of 2001 prior to the commencement of commercial operations. These satellites suffer from a progressive solar array power degradation issue that is common to the first six Boeing 702 class satellites in orbit — XM-2 and XM-1 were the fifth and sixth Boeing 702s launched. In February 2005, the Company launched XM-3. XM-3 was placed into one of the Company’s orbital slots and beginning in April 2005 is being used to transmit the XM service. During the second quarter of 2005, the Company collocated XM-1 with XM-2 in the other orbital slot. The Company successfully launched its fourth satellite (“XM-4”) into geosynchronous transfer orbit on October 30, 2006, which was handed over to the Company in December 2006 and is being used to transmit the XM service. XM-1 and XM-2 now function as in-orbit spares. During the second quarter of 2005, XM entered into a contract to construct a fifth satellite, (“XM-5”), expected to be completed by late 2007 or early 2008 for use as a ground spare or to be available for launch as needed.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Satellite Contracts and Other Costs: XM-1, XM-2, XM-3, XM-4 and XM-5 — As of March 31, 2007, the Company has paid approximately $961.6 million, including manufacturing and launch costs, financing charges, in-orbit performance incentives and additional costs for collocation, under the satellite contracts related to XM-1, XM-2, XM-3, XM-4 and XM-5. The Company originally entered into its satellite contract with Boeing Satellite Systems International, Inc. (“BSS”) in March 1998, and has subsequently amended the contract, including most recently in July 2006. Under the satellite contract, BSS has delivered four satellites in-orbit, XM-1, XM-2, XM-3 and XM-4, supplied ground equipment and software used in the XM Radio system and provided certain launch and operations support services. As of March 31, 2007, XM had paid fully its contractual obligations to BSS, except for XM-3 and XM-4 performance incentive payments which are earned over the lifetime of the satellites. In August 2003, XM contracted with Sea Launch Company, LLC (“Sea Launch”) for the associated launch services for the XM-4 satellite, and in September 2006, the Company exercised an option in the Sea Launch contract for launch services for XM-5. In June 2005, the Company awarded a contract to Space Systems/Loral (“SS/L”) for the design and construction of its fifth satellite, XM-5. Construction of XM-5 is expected to be completed by late 2007 or early 2008.

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

XM-4 — In October 2006, the Company launched its XM-4 satellite. BSS has the right to earn performance incentive payments of up to $12 million, plus interest, over the first twelve years of in-orbit life, up to $7.5 million for high performance (above baseline specifications) during the first fifteen years of in-orbit life, and up to $10 million for continued high performance across the five year period beyond the fifteen year design life. The Company has launch plus one year of in-orbit insurance for XM-4 and five years of in-orbit insurance for a portion of XM-4. These policies run concurrently. In February 2007, the Company entered into a sale-leaseback transaction of the transponders on the XM-4 satellite.

XM-5 — During the second quarter of 2005, XM entered into a contract with SS/L to construct a spare satellite. Upon the award of the contract, SS/L began construction of the XM-5 satellite. Approximately two years before, on July 15, 2003, SS/L, its parent, Loral Space & Communications Ltd. and certain other affiliated entities (collectively, the “Debtors”) commenced voluntary Chapter 11 bankruptcy cases under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”), which cases are being jointly administered under lead case number 03-41710. Pursuant to an order entered on July 20, 2005, the Court approved the Company’s contract with SS/L. On August 1, 2005, the Court entered an order confirming the Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Reorganization Plan”). The Reorganization Plan became effective on November 21, 2005. Pursuant to the terms of the Company’s contract with SS/L, the Company is required to make construction payments on XM-5 into an escrow account until the occurrence of an “Emergence Date” as defined in the contract. Although the contractually-defined “Emergence Date” has not occurred, XM has authorized the escrow agent to release certain escrowed funds to SS/L to cover SS/L’s costs incurred as is reasonably necessary for SS/L to continue performing work under the contract. As of March 31, 2007, with respect to XM-5, the Company has paid $119.1 million and accrued costs of $2.1 million, excluding financing charges.

GM Distribution Agreement

The Company has a long-term distribution agreement with General Motors. The agreement had been assigned by GM to its subsidiary OnStar, but was assigned back to GM in June 2006. During the term of the agreement, which expires twelve years from the commencement date of the Company’s commercial operations in 2001, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments were due to GM and confirming the date of the Company’s commencement of commercial operations, and to provide that the Company could make certain payments to GM in shares of the Company’s Class A common stock. The Company’s total cash payment obligations were not increased. Under the distribution agreement, the Company is required to make a subscriber acquisition payment to GM for each person who becomes and remains an XM subscriber through the purchase of a GM vehicle.

In April 2006, the Company amended the distribution agreement pursuant to which the Company made a prepayment in May 2006 in the amount of $237 million to GM to retire at a discount approximately $320 million of the remaining fixed payment obligations that would have come due in 2007, 2008, and 2009. The April 2006 amendments eliminated the Company’s ability to make up to $35 million of subscriber acquisition payments in shares of the Company’s Class A common stock. In addition, the Company’s credit facility with GM was increased from $100 million to $150 million. The facility will

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

terminate, and all draws will become due, upon the earlier of December 31, 2009 and six months after the Company achieves investment grade status. The amendments also provide that the security arrangements on the GM facility will be unsecured until the first draw under the bank credit facility and then secured on a second priority basis behind the secured indebtedness permitted to be incurred under the bank credit facility. As of March 31, 2007, the Company has $26.0 million of current prepaid expense to related party and $143.1 million of non-current prepaid expense to related party in connection with the guaranteed fixed payments, as the result of a prepayment of $237 million to GM in May 2006.

In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than eight million GM vehicles with installed XM radios (at which point the percentage remains constant). Accordingly, the revenue share expense is recognized as the related subscription revenue is earned. As of March 31, 2007, the Company has $45.0 million of current prepaid expense to related party and $12.3 million of non-current prepaid expense to related party in connection with this revenue sharing arrangement. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which the Company must reimburse GM. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius Satellite Radio’s service. The agreement was subject to renegotiation in November 2005, and will be subject to renegotiation at two-year intervals thereafter, if GM did or does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years are the lesser of 600,000 units per year or amounts proportionate to targets in the satellite digital radio service industry. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, by November 2007 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum share levels in the satellite digital radio service industry. The Company was significantly exceeding the minimum levels at March 31, 2007. For the three months ended March 31, 2007 and 2006, the Company incurred total costs of $61.3 million and $56.9 million, respectively, under the distribution agreement.

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

Litigation and Arbitration

Securities class action — A consolidated action was filed in the United States District Court for the District of Columbia on behalf of a purported nationwide class of purchasers of the Company’s common stock between July 28, 2005 and February 16, 2006 against the Company and its chief executive officer. The complaint, as amended in September 2006, sought an unspecified amount of damages and claimed violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, alleging various statements made during the putative class period by the Company and its management failed to project accurately or disclose in a timely manner the amount of higher costs to obtain subscribers during the fourth quarter of 2005. On March 28, 2007, the Company’s motion to dismiss the action was granted and the case dismissed with prejudice. The court concluded that “plaintiffs have failed to identify any materially misleading statements or omissions that are actionable under Section 10(b)” of the Securities Exchange Act of 1934.

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

The Company believes these allegations are without merit and that these products comply with applicable copyright law, including the Audio Home Recording Act, and intends to vigorously defend the matter. Music publishing companies have filed a lawsuit with similar allegations. There can be no assurance regarding the ultimate outcome of these matters, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. — Plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on January 10, 2006 on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that the Company engaged in a deceptive trade practice under Arkansas and other state laws by representing that its music channels are commercial-free. The Company has filed an answer to the complaint, and instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in its customer service agreement. The arbitration has been stayed pending judicial determination of Enderlin’s objections to the arbitration. The United States Court of Appeals for the Eighth Circuit held on April 17, 2007 that those objections are to be decided by the trial court, not the arbitrator. The Company believes the suit is without merit and intends to vigorously defend the matter. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

Copyright Royalty Board Arbitration — The Company is participating in a Copyright Royalty Board (CRB) proceeding in order to set the royalty rate payable by the Company under the statutory license covering its performance of sound recordings over the XM system for the six year period starting in January 2007. The Company and Sirius have recently filed their direct cases with the CRB proposing a rate of 0.88% of each of their adjusted gross revenues for this statutory license. SoundExchange, a collective operated on behalf of owners of copyrighted recordings, such as the major record labels, has filed a direct case proposing a rate increasing from 10% of adjusted gross revenues for the first year of the license increasing each year to over 23% during the final year of the license term; their requested guaranteed minimums could result in a rate in excess of the foregoing percentages. The Company is also participating in a concurrent proceeding to set the royalty rate payable by the Company under the statutory license covering its performance of sound recordings over XM channels transmitted over the DIRECTV satellite television system. The Company anticipates that hearings in these matters will take place during 2007, and that the CRB will render its decision by the end of 2007. There can be no assurance regarding the ultimate outcome of these matters, or their significance to the Company’s business, consolidated results of operations or financial position.

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

FCC Repeater Network Matter — In October 2006, the Company filed for both a 30-day Special Temporary Authority (“STA”) and a 180-day STA with respect to its terrestrial repeater network, seeking authority to continue to operate its entire repeater network despite the fact that the technical characteristics of certain repeaters, as built, differ from the technical characteristics in the original STAs granted for its repeater network. These differences include some repeaters not being built in the exact locations, or with the same antenna heights, power levels, or antenna characteristics than set forth in the earlier STAs. Prior to making these recent filings, the Company reduced the power or discontinued operation of certain repeaters. As a result, the Company believes that service quality in portions of the affected metro areas has been somewhat reduced, including in terms of more frequent interruptions and/or occasional outages to the service. There has been no impact on the satellite signal. The Company continues to hold meetings with the staff of the FCC regarding these matters. In February 2007, the Company received a letter of inquiry from the FCC relating to these matters, to which the Company has responded. This proceeding may result in the imposition of financial penalties against the Company or adverse changes to the Company’s repeater network resulting from having repeaters turned off or otherwise modified in a manner that would reduce service quality in the affected areas. There can be no assurance regarding the ultimate outcome of this matter, or its significance to the Company’s business, consolidated results of operations or financial position.

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

Securities and Exchange Commission (“SEC”)

SEC Inquiry — As previously disclosed, the Staff of the Securities and Exchange Commission (“SEC”) has requested that the Company voluntarily provide documents to the Staff, including information relating to its subscriber targets, costs associated with attempting to reach those targets during the third and fourth quarters of 2005, the departure of Mr. Roberts from its board of directors, its historic practices regarding stock options and certain other matters. In this connection, the Company retained outside counsel, who engaged an independent accounting advisor, to conduct a review of its stock option practices. The inquiry did not reveal the existence of material errors in any prior financial statements.

The Company has been submitting documents to the SEC in response to their requests and is cooperating fully with this inquiry. There can be no assurance regarding the ultimate outcome of these SEC matters, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

Leases

In February 2007, the Company entered into a sale-leaseback transaction of the transponders on the XM-4 satellite. For a further discussion, see Note 6, under the heading, “Capital Lease – XM-4 Satellite”.

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF MARCH 31, 2007

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$127,630	$—	$—	$—	$(56)	$127,574	$191,022	$—	$795	$—	$319,391
Accounts receivable, net	54,914	—	—	—	—	54,914	—	—	—	—	54,914
Due from subsidiaries/affiliates	3,794	305,389	34,271	639,478	(982,889)	43	11,072	—	32,421	(43,536)	—
Due from related parties	8,672	—	—	—	—	8,672	—	—	—	—	8,672
Related party prepaid expenses	71,021	—	—	—	—	71,021	—	—	—	—	71,021
Prepaid programming content	71,835	—	—	—	—	71,835	—	—	—	—	71,835
Prepaid and other current assets	41,944	—	—	—	—	41,944	1,241	30,726	758	(31,851)	42,818

Total current assets	379,810	305,389	34,271	639,478	(982,945)	376,003	203,335	30,726	33,974	(75,387)	568,651
Restricted investments	386	—	—	—	—	386	—	—	10	—	396
System under construction	—	—	—	—	—	—	138,760	—	—	—	138,760
Property and equipment, net	708,696	—	23,799	—	—	732,495	51,058	—	40,077	(8,947)	814,683
Investment in subsidiary/affiliates	1,083,853	—	—	—	(1,083,853)	—	(373,151)	—	—	373,151	—
DARS license	—	141,387	—	—	—	141,387	—	—	—	—	141,387
Intangibles, net	4,329	—	—	—	—	4,329	—	—	—	—	4,329
Deferred financing fees, net	34,749	—	—	—	—	34,749	5,524	—	—	—	40,273
Related party prepaid expenses	155,388	—	—	—	—	155,388	—	—	—	—	155,388
Investments	—	—	—	—	—	—	75,015	—	—	—	75,015
Prepaid and other assets	2,350	—	—	—	—	2,350	—	506,695	1,932	(506,695)	4,282

Total assets	$2,369,561	$446,776	$58,070	$639,478	$(2,066,798)	$1,447,087	$100,541	$537,421	$75,993	$(217,878)	$1,943,164

Current liabilities:
Accounts payable	$44,128	$—	$(25)	$—	$(56)	$44,047	$184	$1,152	$1	$(1,152)	$44,232
Accrued expenses	131,172	—	107	—	—	131,279	73	—	553	(441)	131,464
Accrued satellite liability	—	—	—	—	—	—	2,145	—	—	—	2,145
Accrued interest	33,205	—	—	—	—	33,205	2,333	3,026	204	(4,064)	34,704
Current portion of long-term debt	43,582	—	—	—	—	43,582	—	—	—	(29,217)	14,365
Due to related parties	48,805	—	—	—	—	48,805	—	—	—	—	48,805
Due to subsidiary/affiliates	955,430	245	2,360	25,227	(982,868)	394	—	—	7,111	(7,505)	—
Subscriber deferred revenue	358,974	—	—	—	—	358,974	—	—	—	—	358,974
Deferred income	—	—	—	—	—	—	13,338	30,726	—	(34,149)	9,915

Total current liabilities	1,615,296	245	2,442	25,227	(982,924)	660,286	18,073	34,904	7,869	(76,528)	644,604
Long-term debt, net of current portion	1,081,872	—	—	—	—	1,081,872	400,000	230,800	—	(233,736)	1,478,936
Subscriber deferred revenue, net of current portion	94,697	—	—	—	—	94,697	—	—	—	—	94,697
Deferred income, net of current portion	2,837	—	—	—	—	2,837	153,181	213,473	—	(240,417)	129,074
Other non-current liabilities	13,497	32,536	—	—	—	46,033	33,660	—	(1,315)	(37,549)	40,829

Total liabilities	2,808,199	32,781	2,442	25,227	(982,924)	1,885,725	604,914	479,177	6,554	(588,230)	2,388,140

Commitments and contingencies
Minority interest	—	—	—	—	—	—	—	—	—	59,397	59,397
Stockholders’ equity (deficit):
Capital stock	—	—	—	—	—	—	3,115	—	—	—	3,115
Accumulated other comprehensive income	—	—	—	—	—	—	3,545	—	—	—	3,545
Additional paid-in-capital	3,126,120	146,271	60,759	286,765	(493,795)	3,126,120	3,109,881	56,547	46,972	(3,229,639)	3,109,881
Retained earnings (deficit)	(3,564,758)	267,724	(5,131)	327,486	(590,079)	(3,564,758)	(3,620,914)	1,697	22,467	3,540,594	(3,620,914)

Total stockholders’ equity (deficit)	(438,638)	413,995	55,628	614,251	(1,083,874)	(438,638)	(504,373)	58,244	69,439	310,955	(504,373)

Total liabilities and stockholders’ equity (deficit)	$2,369,561	$446,776	$58,070	$639,478	$(2,066,798)	$1,447,087	$100,541	$537,421	$75,993	$(217,878)	$1,943,164

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$261,614	$37,665	$2,741	$—	$(40,405)	$261,615	$2,498	$4,723	$2,522	$(7,246)	$264,112
Cost of revenue	172,608	—	7	—	114	172,729	—	—	268	(1,887)	171,110
Research & development	7,310	—	—	—	—	7,310	—	—	—	—	7,310
General & administrative	32,807	—	—	—	—	32,807	136	—	1,367	(125)	34,185
Marketing	92,671	—	—	—	—	92,671	—	—	—	—	92,671
Depreciation & amortization	41,652	—	3,096	—	—	44,748	2,604	—	502	(972)	46,882

Total operating expenses	347,048	—	3,103	—	114	350,265	2,740	—	2,137	(2,984)	352,158

Operating income (loss)	(85,434)	37,665	(362)	—	(40,519)	(88,650)	(242)	4,723	385	(4,262)	(88,046)
Other income (expense):
Interest income	1,518	—	165	14,487	(14,652)	1,518	2,026	—	—	—	3,544
Interest expense	(41,762)	—	—	(165)	14,652	(27,275)	(855)	(3,026)	(517)	4,064	(27,609)
Loss from de-leveraging transactions	—	—	—	—	—	—	—	—	(2,965)	—	(2,965)
Equity in net loss of affiliate	—	—	—	—	—	—	(5,425)	—	—	—	(5,425)
Minority interest	—	—	—	—	—	—	—	—	—	(1,697)	(1,697)
Other income (expense)	10,688	—	—	—	(10,693)	(5)	(117,258)	—	—	117,707	444

Net income (loss) before income taxes	(114,990)	37,665	(197)	14,322	(51,212)	(114,412)	(121,754)	1,697	(3,097)	115,812	(121,754)

Benefit from (provision for) deferred income taxes	—	(578)	—	—	—	(578)	(684)	—	—	578	(684)

Net income (loss)	$(114,990)	$37,087	$(197)	$14,322	$(51,212)	$(114,990)	$(122,438)	$1,697	$(3,097)	$116,390	$(122,438)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$205,619	$29,559	$2,730	$—	$(32,282)	$205,626	$2,340	$—	$2,542	$(2,542)	$207,966
Cost of revenue	135,184	—	8	—	126	135,318	—	—	106	(1,913)	133,511
Research & development	10,981	—	—	—	—	10,981	—	—	—	—	10,981
General & administrative	17,687	—	—	—	—	17,687	95	—	(28)	(124)	17,630
Marketing	106,758	—	—	—	—	106,758	—	—	—	—	106,758
Depreciation & amortization	35,142	—	3,272	—	—	38,414	966	—	502	—	39,882

Total operating expenses	305,752	—	3,280	—	126	309,158	1,061	—	580	(2,037)	308,762

Operating income (loss)	(100,133)	29,559	(550)	—	(32,408)	(103,532)	1,279	—	1,962	(505)	(100,796)

Other income (expense):
Interest income	301	—	223	14,487	(14,653)	358	6,062	—	153	—	6,573
Interest expense	(47,165)	—	—	(166)	14,653	(32,678)	(560)	—	2	—	(33,236)
Loss from de-leveraging transactions	(18,380)	—	—	—	—	(18,380)	—	—	—	—	(18,380)
Equity in net loss of affiliate	—	—	—	—	—	—	(8,884)	—	—	—	(8,884)
Other income (expense)	14,757	—	4,192	—	(14,759)	4,190	(148,564)	—	—	149,008	4,634

Net income (loss) before income taxes	(150,620)	29,559	3,865	14,321	(47,167)	(150,042)	(150,667)	—	2,117	148,503	(150,089)

Benefit from (provision for) deferred income taxes	—	(578)	—	—	—	(578)	1,446	—	—	—	868

Net income (loss)	$(150,620)	$28,981	$3,865	$14,321	$(47,167)	$(150,620)	$(149,221)	$—	$2,117	$148,503	$(149,221)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(45,409)	$—	$3,943	$—	$(56)	$(41,522)	$(42,399)	$—	$40,789	$—	$(43,132)
Cash flows from investing activities:
Purchase of property and equipment	(24,872)	—	—	—	—	(24,872)	—	(288,500)	—	288,500	(24,872)
Additions to system under construction	—	—	—	—	—	—	(73,132)	—	—	—	(73,132)
Proceeds from sale of assets	—	—	—	—	—	—	288,500	—	—	(288,500)	—
Net maturity (purchase) of restricted investments	—	—	—	—	—	—	—	—	1,702	—	1,702

Net cash (used in) provided by investing activities	(24,872)	—	—	—	—	(24,872)	215,368	(288,500)	1,702	—	(96,302)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	1,857	—	—	—	1,857
Capital contributions from Holdings	109,397	—	—	—	—	109,397	(109,397)	—	—	—	—
Capital contributions from outside investor to minority interest	—	—	—	—	—	—	—	57,700	—	(57,700)	—
Proceeds from issuance of debt by minority interest	—	—	—	—	—	—	—	230,800	—	(230,800)	—
Proceeds from sale-leaseback transaction	—	—	—	—	—	—	—	—	—	288,500	288,500
Retirement of mortgages on corporate facilities	—	—	—	—	—	—	—	—	(38,877)	—	(38,877)
Payment of premiums on de-leveraging transactions	—	—	—	—	—	—	—	—	(2,965)	—	(2,965)
Payments on other borrowings	—	—	(3,975)	—	—	(3,975)	—	—	—	—	(3,975)
Deferred financing costs	(3,931)	—	—	—	—	(3,931)	—	—	—	—	(3,931)

Net cash provided by (used in) financing activities	105,466	—	(3,975)	—	—	101,491	(107,540)	288,500	(41,842)	—	240,609

Net increase (decrease) in cash and cash equivalents	35,185	—	(32)	—	(56)	35,097	65,429	—	649	—	101,175
Cash and cash equivalents at beginning of period	92,445	—	32	—	—	92,477	125,593	—	146	—	218,216

Cash and cash equivalents at end of period	$127,630	$—	$—	$—	$(56)	$127,574	$191,022	$—	$795	$—	$319,391

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(160,751)	$—	$(6,855)	$—	$—	$(167,606)	$4,625	$—	$1,847	$—	$(161,134)
Cash flows from investing activities:
Purchase of property and equipment	(14,952)	—	—	—	—	(14,952)	—	—	—	—	(14,952)
Additions to system under construction	—	—	—	—	—	—	(22,225)	—	—	—	(22,225)
Proceeds from sale of assets	—	—	6,997	—	—	6,997	—	—	—	—	6,997
Net maturity (purchase) of restricted investments	—	—	—	—	—	—	—	—	20	—	20

Net cash (used in) provided by investing activities	(14,952)	—	6,997	—	—	(7,955)	(22,225)	—	20	—	(30,160)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	3,135	—	—	—	3,135
Capital contributions from Holdings	130,715	—	—	—		130,715	(130,715)	—	—	—	—
Payment of premiums on de-leveraging transactions	—	—	—	—	—	—	—	—	—	—	—
Payments on other borrowings	(1,829)	—	—	—		(1,829)	—	—	(183)	—	(2,012)
Deferred financing costs	—	—	—	—		—	—	—	—	—	—

Net cash provided by (used in) financing activities	128,886	—	—	—	—	128,886	(127,580)	—	(183)	—	1,123

Net increase (decrease) in cash and cash equivalents	(46,817)	—	142	—	—	(46,675)	(145,180)	—	1,684	—	(190,171)
Cash and cash equivalents at beginning of period	57,598	—	6	—	—	57,604	638,246	—	15,141	—	710,991

Cash and cash equivalents at end of period	$10,781	$—	$148	$—	$—	$10,929	$493,066	$—	$16,825	$—	$520,820

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XM SATELLITE RADIO HOLDINGS INC.
(Registrant)

Date: October 3, 2007	/s/ NATHANIEL A. DAVIS
Nathaniel A. Davis President and Chief Executive Officer (principal executive officer)

Date: October 3, 2007	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

XM SATELLITE RADIO INC.
(Registrant)

Date: October 3, 2007	/s/ NATHANIEL A. DAVIS
Nathaniel A. Davis President and Chief Executive Officer (principal executive officer)

Date: October 3, 2007	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer Executive Vice President and Chief Financial Officer (principal financial and accounting officer)