Form 10-Q/A
period 2007-06-30
XM SATELLITE RADIO HOLDINGS INC; XM SATELLITE RADIO INC
filed 2007-10-03
CIK 1091530, 1116317

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

EXPLANATORY NOTE

In this Amendment No. 1 on Form 10-Q/A to the quarterly report on Form 10-Q for the quarter ended June 30, 2007, XM Satellite Radio Holdings Inc. (the “Company”, “Holdings”, or “XM”) and XM Satellite Radio Inc. (“Inc.”) are amending Note 6 of the “Notes to the Unaudited Condensed Consolidated Financial Statements” to delete references to a third party appraiser in the disclosure relating to the Company’s satellite sale-leaseback transaction. This deletion is in response to a comment from the Securities and Exchange Commission staff requiring the Company to either delete the references to a third party appraiser or name and obtain the consent of the appraiser. Other than this change to Note 6, this Amendment does not modify or update any of the financial statements or other disclosure presented in the originally filed Form 10-Q. This Amendment continues to speak as of the date of the original report, and we have not updated the disclosures to reflect any events that have occurred subsequent to that date.

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