Form 10-K
period 2007-12-31
XM SATELLITE RADIO HOLDINGS INC; XM SATELLITE RADIO INC
filed 2008-02-28
CIK 1091530, 1116317

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

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

Class A Common Stock, $.01 par value

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable

(Title of Classes)

Indicate by check mark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☒    No  ☐

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item  405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

XM Satellite Radio Holdings Inc.	Large Accelerated Filer ☒	Accelerated Filer ☐
	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
XM Satellite Radio Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐
	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether each registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of XM Satellite Radio Holdings Inc., based upon the closing price of its Class A common stock as of June 30, 2007, is $3,611,162,210.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of January 31, 2008)
XM SATELLITE RADIO HOLDINGS INC. CLASS A COMMON STOCK, $0.01 PAR VALUE	316,683,382 SHARES
XM SATELLITE RADIO INC. COMMON STOCK, $0.10 PAR VALUE (all shares are issued to XM Satellite Radio Holdings Inc.)	125 SHARES

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Annual Meeting of Stockholders of XM Satellite Radio Holdings Inc. to be held on May 23, 2008, to be filed within 120 days after the end of XM Satellite Radio Holdings Inc.’s fiscal year, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Without limitation, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to growth, expected levels of expenditures and statements expressing general optimism about future operating results — are forward-looking statements. Similarly, statements that describe the Company’s business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements including those related to our pending merger and those presented elsewhere by our management from time to time are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” of this Form 10-K. These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this filing. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

EXPLANATORY NOTE

This annual report on Form 10-K is a combined report being filed by two separate registrants: XM Satellite Radio Holdings Inc. (the “Company”, “Holdings”, or “XM”) and XM Satellite Radio Inc. (“Inc.”). Holdings’ principal wholly owned subsidiary is Inc., and as such, the information presented in this report regarding Inc. also applies to Holdings. Unless the context requires otherwise, the terms “we,” “our” and “us,” refer to Holdings. Holdings fully and unconditionally guarantees Inc.’s registered debt securities. The combined report includes Holdings’ Consolidated Financial Statements as the only set of financial statements; an explanation of the differences between the companies is in the Notes to the Consolidated Financial Statements; and condensed consolidating financial information regarding Inc. The management’s discussion and analysis section has also been combined, focusing on the financial condition and results of operations of Holdings, which is consistent with the inclusion in the combined report of one set of financial statements.

We make available certain reports filed with the Securities and Exchange Commission (“SEC”) that can be accessed, free of charge, through our website at http://www.xmradio.com, as soon as reasonably practicable after they are electronically filed with the SEC.

PART I

ITEM	1. BUSINESS

We are America’s leading satellite radio service company, providing music, news, talk, information, entertainment and sports programming for reception by vehicle, home and portable radios nationwide and over the Internet to over 9.1 million subscribers. Our basic monthly subscription fee is $12.95. We believe XM Radio appeals to consumers because of our innovative and diverse programming, nationwide coverage, many commercial-free music channels and digital sound quality.

Our channel lineup includes more than 170 digital channels of choice from coast to coast. We broadcast from our studios in Washington, DC, New York City, including Jazz at Lincoln Center, the Country Music Hall of Fame in Nashville and in Chicago. We have added new and innovative programming to our core channel categories of music, sports, news, talk and entertainment.

Our target market includes the more than 240 million registered vehicles including the 16.1 million new cars sold each year as well as the over 110 million households in the United States. In addition, some of our recent and upcoming product offerings focus on the portable and wearable audio segments. Broad distribution of XM Radio through new automobiles and through mass market retailers is central to our business strategy. We are the leader in satellite-delivered entertainment and data services for new vehicles through partnerships with General Motors, Honda/Acura, Toyota/Lexus/Scion, Hyundai and Nissan/Infiniti, among others, and available in more than 140 different vehicle models for model year 2008. XM radios are available under various brand names at national consumer electronics retailers, such as Best Buy, Circuit City, Wal-Mart, Target and other national and regional retailers, as well as through our website. These mass market retailers support our line of car stereo, home stereo, plug and play and portable handheld products.

Proposed Merger

On February 19, 2007, XM and Sirius Satellite Radio Inc. (“Sirius”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which XM and Sirius will combine our businesses through a merger of XM and a newly formed, wholly owned subsidiary of Sirius (the “Merger”). The Merger is discussed more fully below under the caption “Proposed Merger with Sirius.” If the merger is not consummated on or before March 1, 2008, either party may terminate the merger agreement.

Our Programming

The full XM channel lineup as of January 31, 2008 includes over 170 channels. We broadcast from our studios in Washington, DC, New York City, including Jazz at Lincoln Center, the Country Music Hall of Fame in Nashville and in Chicago. Our programming includes channels designed to appeal to different segments, including urban and rural listeners of different demographics and to specific groups that our research has shown are most likely to subscribe to our service, thereby aggregating a large potential audience for our service. In addition to providing music, sports, news, talk and entertainment formats that are appealing to different groups, in every format we deliver, we strive to provide an entertaining and informative listening experience and make XM the audio service of choice for consumers. We continue to add new and innovative programming to our core channel categories of music, sports, news, talk and entertainment. Also included in the XM Radio service, at no additional charge, are the XM customizable sports and stock tickers available to users of certain receivers. We also offer content through XM Online and various wireless providers. We regularly review and update our channel line up to revise our overall offerings.

Hallmarks of our programming include:

Broad range of commercial-free music genres and live radio entertainment.    XM offers commercial-free music channels covering genres including Decades, Country, Pop & Hits, Christian, Rock, Hip-Hop/Urban, Jazz & Blues, Lifestyle, Dance, Latin, World and Classical. Our programming includes the most popular hits, as well as deep and eclectic playlists. We also offer music programming featuring celebrity talent. XM announced “XMX” a new channel showcasing XM’s exclusive music programming.

Musical formats unavailable on traditional radio in many areas.    XM Radio offers many music formats that are popular but currently unavailable in many markets on traditional radio. Most Americans listening to traditional radio are listening to primarily six programming formats: news/talk/sports, adult contemporary, contemporary hits, urban, Hispanic and country. Furthermore, traditional radio continues to reduce, and in some cases eliminate, formats available to many consumers in their local market in comparison to the over 170 channels we offer on a nationwide basis. We offer many types of music with significant popularity, as measured by recorded music sales and concert revenues, which are unavailable in many traditional AM/FM radio markets. Such music includes classical recordings and popular blues music that have retail appeal but are not commonly played on traditional AM/FM radio. We have channels devoted to all of these formats and many other popular musical styles that are not currently broadcast in many small and medium sized geographical areas.

Superserve popular music formats.    We offer more specific programming choices than traditional AM/FM radio generally offers for even the most popular listening formats. For example, on traditional AM/FM radio oldies music is often aggregated on a single format. We segment this category by offering several channels devoted to the music of each decade from the 1940s to the 1990s.

Live Music Programming.    We offer diverse original content and live programming for our listeners. Our Artist Confidential series showcasing performances and interviews from artists such as Paul McCartney, Sting, Dixie Chicks, Ludacris, Coldplay, Santana, Phil Collins, Bonnie Raitt, Willie Nelson, Faith Hill, Natalie Cole, John Mayer, Gloria Estefan and Wynton Marsalis, in our studios in front of a live audience. We host live performances at XM and also broadcast live from major music events such as The Grammy Awards and Live Earth.

Sports Programming.    XM’s sports category provides the most sports talk and live sports coverage in radio. Our lineup features Major League Baseball®, National Hockey League®, Indy Racing League, college sports from the Atlantic Coast Conference, Pacific-10 Conference, Big Ten Conference, Big 12 Conference, Southeastern Conference and Big East Conference, PGA Tour®, US Open Tennis, XM Deportivo, and is complemented by ESPN Radio, ESPN News, Fox Sports, and XM’s own XM Sports Nation (XMSN). ESPN Radio offers coverage of certain NBA play-by-play. We also carried exclusive satellite coverage of the 2008 college football Bowl Championship Series (“BCS”) play-by-play and commentary.

We are the Official Satellite Radio Network of Major League Baseball® (“MLB”) and offer our 24x7 MLB Home Plate channel, as well as live play-by-play channels, and Spanish-language broadcasts. Through the 2012 baseball season, we will carry both the regular season and the post-season MLB schedule of games, including the World Series. Our MLB Home Plate channel features live call-in programs hosted by former players and personalities such as Cal Ripken, Kevin Kennedy, and Rob Dibble. MLB Home Plate provides an inside look at teams, players, the league, classic MLB games and other archived MLB material, as well as XM-produced MLB specialty programming, including our Baseball Confidential series.

We are the Official Satellite Radio Network of the National Hockey League® (“NHL”) and offer our 24x7 Home Ice channel, as well as live play-by-play channels. Through the 2014-2015 hockey season, we will carry both the regular season and the post-season NHL schedule of games, including the Stanley Cup playoffs. Our Home Ice channel features live call-in programs hosted by Commissioner Gary Bettman and Phil Esposito. Home Ice channel is dedicated to providing an inside look at teams, players and the league.

We are the Official Satellite Radio home for college football and basketball from the six BCS Conferences (ACC, PAC-10, Big East, Big 12, Big Ten and SEC) and broadcast 30 college football bowl games, including the BCS.

In August 2006, we launched XM Sports Nation (XMSN), an XM-produced 24x7 sports news and talk channel dedicated to college sports, motorsports, fantasy sports and more. Programming on XMSN includes existing XM-produced series as well as popular content from Sporting News Radio. We also carry the Indy Racing League (“IRL”) races, XM Deportivo, our 24x7 Hispanic sports channel, and PGA Tour and Majors golf play-by-play and analysis on our PGA Tour® Network channel.

News/Talk/Information/Entertainment Programming.    Our Oprah & Friends channel features Oprah Winfrey’s weekly ”Soul Series” program. The channel also includes regular shows hosted by Gayle King, Bob Green, Dr. Mehmet Oz, Jean Chatzky, Dr. Robin Smith, Dr. Maya Angelou and Marianne Williamson. The channel also includes weekly highlights from The Oprah Winfrey TV Show, and daily and weekly features and highlights. Oprah & Friends is also available on XM Online. Oprah & Friends complements our other lifestyle programming including; Take Five, which features the Dr. Laura Show, the Food Network, HGTV and the Good Morning America Radio Show.

We offer premium news/talk/information programming including Fox News, Fox Talk, CNN and CNN Headline News. We feature business news from CNBC and Bloomberg as well as public affairs programming on our XM Public Radio channel, featuring The Bob Edwards Show, BBC Worldservice and C-SPAN. We serve the African American audience with The Power and Hispanic audience with CNN en Español. ATN-Asian Radio offers South Asian news, sports music and entertainment. We offer comedy channels, including National Lampoon Radio, as well as The Virus, which features The Opie & Anthony Show. We also offer a presidential campaign channel called P.O.T.U.S. ‘08 and a medical information channel called ReachMD.

Local Traffic and Weather Programming.    Our Instant Traffic & Weather service consists of 21 audio channels dedicated to keeping listeners informed with real-time in-depth updates on traffic and weather conditions in major metropolitan areas. Each area is served by a dedicated channel. These channels repeat weather and traffic information and issue traffic alerts in a pattern familiar to listeners. We create the audio for the channels from our headquarters facility in Washington, DC. The data is provided by Traffic.com for traffic information and by The Weather Channel for weather information. We believe this is a valuable part of our service offering and that it offers several key advantages over what is currently available on traditional radio. These advantages include greater in-depth updates, near instant availability due to the pattern of repeating information frequently, 24x7 availability of the service, certain major interstate corridor and beach traffic reports and wider availability as compared to traditional broadcasts available only to drivers within the coverage area.

A wide range of popular talk radio stars.    Over the last two decades talk radio has emerged as a major component of radio listening. We showcase many well-known radio personalities on our channels, including Bob Edwards, Larry King, Paula Zahn, Anderson Cooper, Bill O’Reilly, Sean Hannity, Alan Colmes, G. Gordon Liddy, Dr. Laura Schlessinger, Greta Van Susteren, Michael Reagan, Bob Costas, Laura Ingraham, and many others.

State-of-the-art facilities.    We create and distribute XM-original and third party content for satellite broadcast, streaming and other new distribution platforms from our studio facilities in Washington, DC, locations in midtown Manhattan in New York City, including Jazz at Lincoln Center, in Nashville at the Country Music Hall of Fame, and in Chicago. These interconnected facilities comprise an all digital radio complex that is one of the world’s largest, with over 90 sound-proof studios of different configurations. We produce most of our music channels and many of our sports, talk and entertainment channels from these facilities. From these studios, our music programmers tap a centralized digital database of over 250,000 CDs and more than 2 million recordings. We also have two performance studios at our Washington, DC facilities, and utilize the performance venues at Jazz at Lincoln Center in New York City, for visiting artist interviews and performances.

Superior digital sound quality.    Our digital signal transmitted via satellite and our terrestrial repeater network provides nationwide, virtually uninterrupted coverage. Through a partnership with Neural Audio Corporation, a leading provider of digital signal processing and surround sound technology for the broadcast industry, we broadcast select channels in 5.1 Surround Sound twenty-four hours a day. XM HD Surround provides our listeners with six discrete channels of digital full fidelity audio. In addition, a variety of special shows and live musical performances at the XM studios are broadcast in XM HD Surround.

Our Strategy

Automotive

Broad distribution of XM Radio through the new automobile market is a central element of our business strategy. We are the leader in satellite-delivered entertainment and data services for new vehicles through partnerships with General Motors, Honda/Acura, Toyota/Lexus/Scion, Hyundai and Nissan/Infiniti, among others, and available in more than 140 different vehicle models for model year 2008.

General Motors.    Under our agreement with General Motors, for a 12-year period ending in September 2013, General Motors will exclusively distribute and market the XM Radio service and install XM radios in General Motors vehicles. General Motors has announced that it will build more than 2.5 million vehicles with factory-installed XM Radio in the 2008 model year. General Motors sold 3.8 million automobiles in 2007, which represented approximately 24% of the United States automobile market. General Motors currently offers XM Radio in over 50 models of the 2008 model year, including passenger cars, light trucks and SUVs. GM factory-installs the XM Radio option in Buick, Cadillac, Chevrolet, GMC, HUMMER, Pontiac, Saab and Saturn brand vehicles. General Motors has made XM radios available in diverse price categories, ranging from the Chevy Cobalt to the Cadillac Escalade. Under our agreement, we have substantial payment obligations to General Motors. General Motors is an investor in our company.

Honda.    In January 2007, we announced a 10-year extension to our arrangement with American Honda Motor Co., to be its supplier of satellite radio and related data services in Honda and Acura vehicles through 2016. Honda offers XM Radio in 16 models as a factory-installed feature or dealer-installed option. AcuraLink TM, which utilizes XM’s NavTraffic service to provide drivers real-time traffic information for 80 major metropolitan areas, is a factory-installed option on most 2008 Acura models. American Honda is an investor in our Company.

Toyota.    In January 2007, Toyota announced a new 10-year agreement with XM as its factory-installed satellite radio provider for Toyota and Lexus vehicle models. The new agreement extends the current arrangement to January 2017; Toyota, Lexus and Scion will offer XM Radio and traffic data services as a factory-installed option. Toyota offers XM Radio as a port-installed or dealer-installed option in 24 of its 2008 models.

Hyundai.    In 2005, we and Hyundai Motor America announced that Hyundai will be the first automaker to launch XM as standard, factory-installed equipment in every radio-equipped vehicle across its entire model line-up. Hyundai offers XM Radio as a standard, factory-installed feature on 8 models.

Nissan.    In 2005, Nissan chose XM to supply satellite-delivered data and telematics services, such as XM NavTraffic, and later in the year, announced it would use XM as its exclusive satellite radio provider beginning in the 2008 model year. Currently, XM is available on 21 Nissan and Infiniti model cars as a factory or dealer-installed option. Nissan and Infiniti also offer XM NavTraffic as a factory-installed feature on versions of the 2007 G35 Sedans and Altimas factory installed with a Navigation System.

Other Automotive Manufacturers.    Ferrari, Isuzu, Lotus, Subaru, Suzuki, Porsche and Harley-Davidson offer XM Radio as either a dealer and/or factory-installed option in numerous popular makes and models. We are educating automobile dealers about XM Radio to develop sales and promotional campaigns that promote XM radios to new car buyers.

Retail

XM radios are available under various brand names at national consumer electronics retailers, such as Best Buy, Circuit City, Wal-Mart, Target and other national and regional retailers, as well as through our website. These mass market retailers support our line of car stereo, home stereo, plug and play and portable handheld products. We develop in-store merchandising materials, including end-aisle displays for several retailers, and train the sales forces of all major retailers.

XM2go Portable, Handheld Products.    In 2006, we and Pioneer introduced the Pioneer Inno™, the next-generation portable XM2go satellite radio that plays live satellite radio “on the go” and both MP3s and WMAs. The Inno™ includes a feature that allows the user to “bookmark” songs heard on XM, connect the Inno™ to a personal computer, and instantly purchase the songs from the XM + Napster online service. The Pioneer Inno, as well as prior versions of XM2go hand-held models enable users to enjoy XM Radio in two ways: a “live” listening mode that enables users to listen live to all of XM’s channels and a “memory” mode that allows users to store up to 50 hours of XM content, even when the unit is not in use. XM2go models also feature customizable sports and stock tickers, as well as a clock and alarm.

Plug-and-Play XM Radios.    In September 2007, we introduced the Delphi XpressRC featuring advanced browsing capability with a real-time programming guide displaying multiple channel information, artist names and song titles, full-color split-screen display, 60-minute pause and replay, and the ability to save up to 10 songs to listen to later. The XpressRC received a “2007 Best of What’s New Award” from Popular Science magazine in the Gadget category. In June 2007, we introduced the XpressR, which features split screen display and 30-minute pause and replay, and the XpressEZ, a sleek, entry-level radio.

XM-Ready and Mini-Tuner.    Our XM-Ready and Mini-tuner technologies integrate into a broad range of home devices such as stereo receivers and DVD players by allowing the listener to simply connect an XM Mini-tuner into an XM-Ready receiver. Various manufacturers offer XM-Ready products including home receivers, home theater systems and other home and automotive equipment.

Advanced Applications.    In addition to TuneSelect and the customizable sports and stock tickers, we also offer XM NavTraffic, the nation’s first satellite traffic data service, which provides continuously updated real-time traffic information for 80 major metropolitan areas across the United States for a monthly fee. For aviation and marine, the XM WX Satellite Weather service provides real-time graphical weather data for advanced situational awareness in prevailing weather conditions. At the 2008 Detroit Auto Show XM demonstrated the next steps in advanced applications featuring XM NavWeather, providing real time weather information for vehicle and portable navigation systems (including demonstration of the Bushnell ONIX 400, the first handheld device to feature the service which is now available).

To facilitate attractive pricing for retail radio and automobile consumers, we have financial arrangements with certain radio manufacturers that include our subsidizing of certain radio component parts.

Marketing

Our marketing strategy is designed to build awareness and demand among potential subscribers and the advertising community. Our strategy also includes providing potential subscribers with the opportunity to experience the XM service, because it is available to new car prospects during test drives of XM-enabled vehicles from General Motors, Honda/Acura, Toyota/Lexus/Scion, Hyundai and Nissan/Infiniti, among others. This service is also available on AVIS, Alamo and National rental cars and on a limited basis on AirTran, United, and JetBlue airplanes.

We promote XM Radio as the leader in the satellite radio category, offering appealing features compared to traditional radio. Our ongoing advertising and promotional activities include television, radio, print and Internet advertising and distributing sample programming and marketing materials at retail outlets, concert venues, motor sports events, and on the Internet to generate consumer interest. General Motors, Honda, Hyundai and Nissan sponsor national and local print and television advertising that features the XM logo and message. Our current “Are You On?” marketing campaign features TV spots and print ads.

We leverage our extensive sports broadcasting offerings and exclusive relationships with Major League Baseball®, the PGA Tour® and the Indy Racing League to attract new subscribers. We promote our “every team, all season long” coverage of Major League Baseball® to highlight the more than 2,500 spring training, regular season and playoff games we broadcast during the season. We promote our exclusive relationship with the PGA Tour® by offering handheld radios for rental and purchase at select PGA events. We have a multi-year agreement with Andretti Green Racing (“AGR”) to be a major associate sponsor of the race car driven by IndyCar Series superstar Danica Patrick.

XM Radio promotes subscriber acquisition activities with both automobile original equipment and retail radio manufacturers. These include:

•	promotional campaigns directed towards automobile manufacturers and dealers;

•	in-store promotional campaigns, including displays located in electronics, music and other retail stores, rental car agencies and automobile dealerships;

•	incentive programs for retailers; and

•	jointly funded local advertising campaigns with retailers.

Brand Awareness and Other Distribution Arrangements

XM Canada.    In November 2005, Canadian Satellite Radio (“XM Canada”), our exclusive Canadian licensee, launched its satellite radio service in Canada for a monthly subscription fee currently set at CDN$14.99. XM Canada’s line-up of over 130 channels includes XM’s digital-quality commercial-free music, National Hockey League® play-by-play coverage of more than 40 games per week plus 24x7 sports talk channel “Home Ice,” and exclusive Canadian channels highlighting Canadian music artists and composers and Canadian news programming, as mandated by the terms of the license granted to XM Canada by the Canadian regulatory authority.

DIRECTV®.    We have partnered with DIRECTV® to offer many channels of XM’s music, children’s and talk programming to DIRECTV®’s customers.

Web-based Offerings.    While we make certain channels available to current subscribers via XM Online, we have partnered with a number of companies to enhance the listening experience of current subscribers and expand our visibility to potential subscribers via various web-based offerings.

XM Online.    We offer a subset of our satellite radio service on XM Online, our Internet offering, that is included as part of our basic radio subscription service price of $12.95 per month (radio required); XM Online can also be purchased as a standalone service for $7.99 per month. Our channel lineup on XM Online includes many of the commercial-free music channels available on our satellite radio service, several channels which are exclusively programmed for XM Online and various XM original news/talk/information channels (including XM Kids, P.O.T.U.S ‘08, The Bob Edwards Show, XM Comedy, Laugh USA, Oprah & Friends, and The Virus, featuring Opie & Anthony).

Podcasts.    In December 2007, we announced that select XM original music, news and sports series are now available as free podcasts for download through xmradio.com and Apple Inc.’s iTunes Store. Consumers can download exclusive XM music and comedy programming, and content from Coaches Mike Krzyzewski and Barry Switzer, Bob Edwards Weekend, “60/20 Sports with James Carville and Luke Russert” and the Opie & Anthony Show.

Audible.    With our 2005 partnership with Audible, we launched the This is Audible Show on Sonic Theatre as well as The XM Audible Store, which offers audio books and other programs for individual purchase or computer-based download subscription, including XM programming from The Bob Edwards Show and Opie & Anthony.

Airplanes.    Certain XM Radio programming is available on certain AirTran, JetBlue and United airplanes.

Rental Cars.    XM Radio is available nationwide at participating Avis, National and Alamo car rental locations.

Subscriber and Advertising Revenue

We primarily derive revenues from subscriber fees for our satellite radio service. We charge subscribers a monthly fee for over 170 channels of our programming. We offer family plan discounts to subscribers who have multiple XM radios. We also offer pre-paid annual and multi-year subscription discounts. The family, annual and multi-year subscriptions are popular with our subscribers.

We derive some revenues from advertising. Our non-commercial-free channels, including our traffic and weather channels, provide what we believe is an attractive advertising medium for national advertisers. We have advertising sales offices in several major media markets to sell directly to advertising agencies and media buying groups. We have sold advertising programs and sponsorships to hundreds of advertisers and agencies, including many Fortune 500 companies.

Our System

Our system provides satellite radio to the continental United States and coastal waters using radio frequencies allocated by the FCC for satellite radio. These radio frequencies are within a range of frequencies called the S-Band. The XM Radio system is capable of providing high quality satellite services to XM radios in automobiles, trucks, recreation vehicles, airplanes, and pleasure craft, as well as to fixed or portable XM radios in the home, office or other fixed locations. The XM Radio system extends to other platforms that include the Internet for our streaming service as well as other platforms such as DIRECTV® and XM Radio Mobile service through certain cellular carriers. The XM Radio system uses a network consisting of high-power satellites, an uplink facility, and ground-based repeaters primarily in dense urban areas to provide coverage where the satellite signal is obstructed.

Consumer Hardware

XM Radios.    We transmit XM content throughout the continental United States to vehicle, portable, home and plug-and-play radios. Certain of our radios are capable of receiving both XM content and traditional AM/FM stations. Our advancing chipset design has spawned a broad array of XM Radio products. Many XM radios now feature customizable sports and stock tickers as well as TuneSelect, which notifies the listener when a favorite artist or song is playing on any XM channel. We plan to continue to expand our product offerings in 2008 with new products and other offerings. The XpressRC received a “2007 Best of What’s New Award” from Popular Science magazine in the Gadget category. Four products were recognized as honorees for the 2008 Innovations Design and Engineering Awards, which are sponsored by the Consumer Electronics Association and honor excellence in consumer technology design and engineering.

Space Segment

Satellite System.    Boeing Satellite Systems (“BSS”), has built, launched and delivered in-orbit four Boeing 702 high-power satellites for the XM Radio system. The satellites were launched on March 18, 2001, May 8, 2001, February 28, 2005 and October 30, 2006, respectively, and XM-3 and XM-4 are now transmitting the XM signal.

Our first two satellites, XM-1 and XM-2, experienced progressive solar array degradation issues and serve as in-orbit spares in their current capacity. We launched our third satellite, XM-3, in February 2005 and our fourth satellite, XM-4, in October

2006, to mitigate the issues with XM-1 and XM-2. We have a contract to construct a spare satellite, XM-5, expected to be completed by late 2008/early 2009. Our commitments regarding our satellites are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Operating Liquidity and Capital Resource Requirements.”

Satellite Transmission.    Our satellites are deployed at 85° West Longitude and 115° West Longitude. At their designated orbital locations, the satellites receive digital signals from our programming center and retransmit the signals across the continental United States. The satellites are approximately 30° apart in longitude in order to enhance the probability of clear line-of-sight communication between the satellites and XM mobile radios. The transmission coverage areas, or footprints, of our satellites encompass the 48 contiguous states, nearby coastal waters and the densely populated regions of Canada. We have tailored these footprints to provide nearly uniform availability over the United States and to minimize transmission spillage across the United States borders into Mexico. XM Canada, our exclusive Canadian licensee, holds a broadcast license in Canada.

Our satellites transmit audio and data programming within a 12.5 Megahertz (“MHz”) bandwidth operating in the S-Band radio frequency spectrum that the FCC has allocated for our exclusive use. This 12.5 MHz bandwidth is subdivided into six carrier transmission signals, four signals transmitted from our satellites and two signals transmitted by the terrestrial repeater network. The audio and data programming for XM Radio is carried on two satellite signals, and the remaining two satellite signals and the terrestrial repeater signals repeat the audio and data programming to enhance overall signal reception. The transmission of higher quality sound requires the use of more kilobits per second than the transmission of lesser quality sound. We are currently using our allocated bandwidth in such a way as to provide over 170 channels.

Insurance.    We bear the risk of loss for our satellites, and we seek to obtain insurance to cover some of that risk. We obtain launch and in-orbit insurance policies from global space insurance underwriters. These policies generally provide coverage for a total, constructive total or partial loss of the satellites that occurs during a limited period after launch and for annual in-orbit periods. Our insurance will not cover the full cost of constructing, launching and insuring new satellites, nor will it protect us from the adverse effect on our business operations due to the loss of a satellite. Our policies contain standard commercial satellite insurance provisions, including standard coverage exclusions. We currently have in-orbit insurance on XM-3 and XM-4, our primary operating satellites. In-orbit insurance is generally for a one year term and renewed annually; a portion of XM-4 insurance was secured for a five year term in October 2006 just prior to launch. XM-1 and XM-2, our in-orbit spare satellites, do not have in-orbit insurance coverage.

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

We have signed an agreement with Sirius to develop a common receiver platform combining the companies’ proprietary chipsets. The FCC conditioned our license on certification by us that our final receiver design is interoperable with the final receiver design of the other licensee, Sirius, which uses a different transmissions technology than we use. We have previously certified and reconfirmed that we comply with this obligation. Although we believe that we are currently in compliance, the FCC has not expressly acknowledged our compliance. If the FCC were to interpret the interoperability requirement in a manner that mandates a particular radio design, complying with this requirement could make the radios more difficult and costly to manufacture.

We currently own 51 U.S. patents relating to various aspects of our system, XM radios and their features, and have numerous other patents pending before the United States Patent and Trademark Office.

Copyrights to Programming

We must maintain music programming royalty arrangements with and pay license fees to Broadcast Music, Inc. (“BMI”), the American Society of Composers, Authors and Publishers (“ASCAP”) and SESAC, Inc. (“SESAC”). These organizations negotiate with copyright users, collect royalties and distribute them to songwriters and music publishers. We have current arrangements with all of these organizations.

Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we also have to negotiate royalty arrangements with the copyright owners of the sound recordings, or if negotiation is unsuccessful, the royalty rate is established by a copyright royalty board (“CRB”). We participated in a CRB proceeding in order to set the royalty rate payable by XM under the statutory license covering our performance of sound recordings over the XM system for the six year period starting in January 2007, which is described under the heading “Legal Proceedings — Litigation and Arbitration — Copyright Royalty Board Proceeding” in Item 3. of this Form 10-K.

We were sued in the United States District Court for the Southern District of New York in three separate lawsuits by various record labels and music publishers in actions seeking monetary damages and equitable relief alleging that certain XM radios that also have advanced recording functionality infringe upon plaintiffs’ copyrighted sound recordings. We believe these allegations are without merit and these products comply with applicable copyright law, including the Audio Home Recording Act, and we intend to vigorously defend these matters. We have entered into settlement agreements with three of the major record labels (see “Legal Proceedings” in Item 3. to Part I of this Form 10-K).

The XM Trademark

We have registered the trademark “XM” with the United States Patent and Trademark Office in connection with the transmission services offered by our company. Our brand name and logo is generally prominently displayed on the surface of XM radios together with the radio manufacturer’s brand name. This identifies the equipment as being XM Radio-compatible and builds awareness of XM Radio. We intend to maintain our trademark and registration. We are not aware of any material claims of infringement or other challenges to our right to use the “XM” trademark in the United States. We also have registered and intend to maintain trademarks of the names of certain of our channels. We registered the trademark, “XM”, and the logo, in Canada. We have granted a license to use the trademark in Canada to XM Canada, the exclusive licensee of our service in Canada.

Competition

We face significant competition for both listeners and advertising dollars. In addition to pre-recorded entertainment purchased or playing in cars, homes and using portable players, we compete most directly with the following providers of radio or other audio services:

Sirius Satellite Radio

We compete with Sirius, the only other FCC licensee for satellite radio service in the United States. Sirius has announced that it had over 8 million subscribers as of December 31, 2007. Sirius broadcasts over 130 channels of programming and offers certain programming that we do not offer. Sirius radio service is offered as a dealer- and/or factory-installed option on a number of vehicle model brands, including certain ones that do not offer XM. Sirius also is a partner in a Canadian joint venture partnership that competes with our Canadian licensee in providing satellite radio service in Canada. We have announced a merger agreement between Sirius and us, as discussed more fully below under the caption “Proposed Merger with Sirius.”

Traditional AM/FM Radio; New HD Radio

We compete with traditional AM/FM radio. Many of the traditional radio companies are substantial entities owning large numbers of radio stations or other media properties, including companies such as Clear Channel, CBS Radio, Emmis, Cumulus Media, Cox Radio, Entercom, Citadel Broadcasting, Radio One, Salem, Beasley Broadcast, Saga, Regent, Gannett, Univision and Westwood One. Our Canadian licensee competes with major traditional AM/FM radio companies such as Corus Entertainment, CHUM, Rogers, Standard Broadcasting, Astral Media, Canadian Broadcasting and Jim Pattison Broadcast.

Unlike XM Radio, traditional AM/FM radio has had a well established demand for its services for many years and generally offers free broadcast reception paid for by commercial advertising rather than by a subscription fee. However, by attracting listeners to their stations, they can reduce the likelihood that customers would be willing to pay for our subscription service and by offering free broadcast they impose limits on what we can charge for our service. Also, many radio stations offer information programming of a local nature, such as local news and sports. We are at a competitive disadvantage to the dominant AM/FM radio providers. Some radio stations have reduced the number of commercials per hour, expanded the range of music played on the air and experimented with new formats in order to compete with satellite radio. The radio broadcasting industry is highly competitive. Radio companies compete for listeners and advertising revenues on the basis of a variety of factors, including:

•	program content;

•	on-air talent;

•	transmitter power;

•	source frequency;

•	audience characteristics;

•	local program acceptance; and

•	the number and characteristics of other radio stations in the geographical area.

Although traditional AM/FM radio stations typically broadcast by means of analog signals, rather than digital transmission, a significant number of radio stations have begun broadcasting their primary signal using digital transmission technology. A group of major broadcast radio networks recently created a coalition to jointly market digital radio services. According to this coalition, more than 3,000 U.S. radio stations have committed to broadcasting in the HD Radio format. More than 1,500 radio stations are currently broadcasting primary signals with HD Radio technology, available to 90% of the U.S. population, and manufacturers, including Alpine, Delphi, Panasonic, Polk and Yamaha, are creating digital receivers. To the extent that traditional AM/FM radio stations adopt digital transmission technology, any competitive advantage that we enjoy over traditional radio because of our digital signal would be lessened. In addition, the widespread introduction of terrestrial digital radios could lessen our competitive advantage. Traditional AM/FM broadcasters are also aggressively entering the Internet radio and wireless distribution with e-commerce.

Downloading Devices

The Apple iPod® is a portable digital music player that allows users to download and purchase music through Apple’s iTunes® Music Store, as well as convert music on compact disc to digital files. Apple sold over 51 million iPods® during its fiscal 2007 year. In addition, iPods® are compatible with certain car stereos and various home speaker systems, and certain automobile manufacturers have entered into arrangements with manufacturers of portable media players that are expected to enhance this compatibility. Availability of music in the public MP3 audio standard has been growing in recent years with sound files available on the websites of online music retailers, artists and record labels and through numerous file sharing software programs. These MP3 files can be played instantly, burned to a compact disc or stored in various portable players available to consumers. Although presently available formats have drawbacks such as hardware requirements and download bandwidth constraints, which we believe could make XM Radio a more attractive option to consumers, Internet-based audio formats are becoming increasingly competitive as quality improves and costs are reduced.

Internet Radio

Internet radio broadcasts have no geographic limitations and can provide listeners with radio programming from around the country and the world. Major media companies including Clear Channel, America Online and Yahoo! make near CD-quality digital streams available through the Internet for free or in some case for a fraction of the cost of a satellite radio subscription. The past few years have seen a steady increase in the audio quality of Internet radio streams and in the amount of audio content available via the Web, resulting in a steady increase in Internet radio audience metrics. We expect that improvements from higher bandwidths, faster modems and wider programming selection are likely to continue making Internet radio an increasingly significant competitor in the near future. These services already compete directly with our XM Radio Online service and, through the use of home stereo media adapters or media-centric PCs, with our home line of products.

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

Digital Media Services

We face and expect to face increased competition from businesses that deliver and plan to deliver entertainment and media content through cell phones and other wireless devices. Sprint offers music channels and other audio services, with options including 50 MSpot channels, Sony Music Box Connect, an assortment of Rhapsody channels, Pandora streaming service as well as Sirius channels. AT&T offers access to MobiRadio, with over 50 channels including NPR, Fox News, ESPN Radio, The Weather Channel and music. Verizon Wireless offers sports audio and audio downloads, including live MLB broadcasts, as well as access to V Cast Music, which offers 2 million songs for purchase. QUALCOMM’s wholly owned subsidiary, MediaFLO USA delivers the FLO TV™ service, a mobile entertainment service enabling subscribers to watch a selection of live, simulcast and time-shifted full-length television programming on their mobile phones. Verizon Wireless offers the FLO TV service through V Cast Mobile TV, with AT&T/Cingular also planning to provide service. The audio entertainment marketplace continues to evolve rapidly, with a steady emergence of new media platforms and portable devices that compete with us now or that could compete with us in the future. For example, Slacker and other companies have begun to introduce portable music players offering customizable Internet-based channels. Ford and Microsoft recently debuted an in-car communications system called “Sync,” which allows drivers to use voice commands or steering wheel controls to play songs from their digital-music players. In addition, ICO recently demonstrated a satellite-based mobile entertainment platform to deliver live broadcast media nationwide through a hybrid satellite and terrestrial repeater network.

Traffic News Services

A number of providers also compete with the XM NavTraffic service. Sirius partners with NAVTEQ, the same partner used by XM for data behind XM NavTraffic, to provide real-time traffic data to vehicles over its satellite radio network for 80 major metropolitan areas. The service provides regularly updated traffic information and help select alternative routes. Clear Channel and Tele Atlas are able to deliver nationwide traffic information for the top 50 markets to in-vehicle navigation systems using RDS/TMC, the radio broadcast standard technology for delivering traffic and travel information to drivers. There are also services that provide real-time traffic information to Internet-enabled cell phones or other hand held devices, but these are available only in limited markets and the associated data plan costs in addition to normal cell phone rates may make the offering un-desirable to many users.

Regulatory Matters

Satellite Licenses

XM and Sirius received licenses from the FCC in October 1997 to construct and operate satellite digital audio radio service systems. The FCC allocated 25 MHz for the service in a range of radio frequencies known as the S-Band, divided equally between the two licensees.

As the holder of one of two FCC licenses to operate a commercial satellite radio service in the United States, we are subject to regulatory oversight by the FCC. The operation of our system is subject to significant regulation by the FCC under authority granted through the Communications Act and related federal law. Non-compliance by us with FCC rules and regulations could result in fines, additional license conditions, license revocation or other detrimental FCC actions. Any of these FCC actions may harm our business. There is no guarantee that the rules and regulations of the FCC will continue to be favorable to our business plan. Any assignment or transfer of control of our FCC license or other FCC authorizations we hold must be approved in advance by the FCC.

Our FCC licenses, including our satellite licenses, are held by a subsidiary wholly owned by XM Radio. We are authorized to operate four satellites at specified orbital locations. The licenses to operate the XM-1 and XM-2 satellites expire in March 2009 and May 2009, respectively. The license to operate the XM-3 satellite expires in April 2013. The license to operate the XM-4 satellite expires in December 2014. We will be required to apply for a renewal or extension of our FCC license for each of these satellites prior to the expiration of the license term. We anticipate that, absent significant misconduct on our part, the FCC will renew or extend our license for each satellite to permit operation of each satellite for its approximate 15 year useful life, and grant a license for any replacement satellites. From time to time, we may seek authority from the FCC to operate our satellites at orbital locations other than those authorized in the licenses for those satellites. The U.S. government is responsible for coordinating our satellites through the International Telecommunication Union (“ITU”) and must make periodic filings on our behalf at the ITU.

The FCC has indicated that it may in the future impose public service obligations, such as channel set-asides for educational programming, on satellite radio licensees. Some entities have asked the FCC to impose public service obligations on satellite radio licensees.

In November 2005, the FCC released a decision extending Emergency Alert System (“EAS”) obligations to satellite radio operators. These obligations became effective on December 31, 2006. In December 2005, we asked the FCC to reconsider its decision by relaxing its requirements for testing of EAS alerts and for transmitting EAS codes and attention signals on certain channels. Our reconsideration request is pending. The FCC is also considering whether it should require distribution of foreign-language alerts as part of the EAS. XM filed comments in this proceeding, but we do not expect that any such requirements would materially affect our operations.

The FCC’s rules require interoperability with all licensed satellite radio systems that are operational or under construction. We have signed an agreement with Sirius to develop a common receiver platform combining the companies’ proprietary chipsets. The FCC conditioned our license on certification by us that our final receiver design is interoperable with the final receiver design of the other licensee, Sirius, which uses a different transmission technology than we use. We have previously certified and reconfirmed that we comply with this obligation. Although we believe that we are currently in compliance, the FCC has not expressly acknowledged our compliance. If the FCC were to interpret the interoperability requirement in a manner that mandates a particular radio design, complying with this requirement could make the radios more difficult and costly to manufacture.

The FCC order granting our satellite license determined that because we operate a private satellite system under the Communications Act and FCC rules providing a subscription service on a non-common carrier basis, we would not be subject to the FCC’s foreign ownership restrictions. However, such restrictions would apply to us if we were to offer non-subscription services. The FCC also stated in its order that it may reconsider its decision not to subject satellite radio licensees to its foreign ownership restrictions.

In June and October 2006, the National Association of Broadcasters (“NAB”) submitted letters to the FCC asking the FCC to open an investigation examining the issues raised by free access to satellite radio programming, such as (i) in new cars that have satellite radio receivers pre-installed, (ii) in rental cars, and (iii) through transmissions from the FM modulators of satellite radio receivers to nearby vehicles not equipped with satellite radio receivers. NAB argues that free access to satellite radio programming requires the FCC to apply similar regulations to terrestrial and satellite radio. To date, the FCC has not acted in response to these letters.

Repeater Authorization

The FCC is currently conducting a rulemaking proceeding to establish rules for terrestrial repeater transmitters of satellite radio operators, which XM uses to fill in gaps in satellite coverage. The FCC allows XM to operate a network of such repeaters pursuant to Special Temporary Authority (“STA”) initially granted in September 2001. The FCC has proposed a form of blanket licensing for terrestrial repeaters and service rules, which would prohibit satellite radio licensees from using terrestrial repeating transmitters to originate local programming or transmit signals other than those received from the satellite radio satellites. Various parties, including the National Association of Broadcasters, Wireless Communications Service (“WCS”) licensees, Multipoint Distribution Service (“MDS”) licensees, and Instructional Television Fixed Service (“ITFS”) licensees have asked the FCC to:

•	limit the power level of the repeaters to no more than 2 kW peak Effective Isotropic Radiated Power (“EIRP”);

•	limit the number of repeaters operating at greater than 2 kW peak power EIRP;

•	delay consideration of terrestrial repeater rules until XM and Sirius provide additional information regarding planned terrestrial repeaters;

•	require individual licensing of each terrestrial repeater; and

•	impose a waiting period on the use of repeaters in order to determine if signal reception problems can be resolved through other means.

Our continued operation and deployment of terrestrial repeaters may be impacted by whatever rules the FCC ultimately issues in this regard, although we believe these impacts are not likely to be material to our business. We have made a proposal to the FCC that any limits on the power of terrestrial repeaters not be lower than 40 kW EIRP or, alternatively, 18 kW EIRP calculated by averaging power over 360 degrees. We have also proposed to coordinate with WCS licensees in certain cases prior to operating terrestrial repeaters above 2 kW EIRP. The coordination may include our providing filters in certain instances to limit the interference WCS licensees claim will result from our operation of repeaters operating above 2 kW EIRP.

On November 1, 2001, the FCC issued a further request for comments on various proposals for permanent rules for the operation of terrestrial repeaters. We have opposed some of these proposals. Some of the FCC’s proposals and proposals made by other parties, if adopted by the FCC, could impact our ability to operate terrestrial repeaters, including requiring us to reduce the power of some of our current repeaters, and subject us to monetary liability to compensate other FCC licensees that claim they receive interference from our repeaters. On December 18, 2007, the FCC released a “Notice of Proposed Rulemaking and Second Further Notice of Proposed Rulemaking” seeking additional comment on the final rules for satellite radio repeaters. XM is to participating in this phase of the proceeding.

As noted above, we are currently operating terrestrial repeaters pursuant to STA. This STA authorizes us to operate our terrestrial repeaters for commercial service on a non-interference basis. Because the STA was conditioned in this manner, we are required either to reduce power or cease operating a repeater upon receipt of a written complaint of interference. In 2001, one party that opposed XM Radio’s request for STA filed an application for review of the decision granting us an STA, asking the FCC to reverse the decision and deny XM Radio’s STA request. This Application for Review is still pending.

On November 26, 2003, we applied for an STA to operate an additional forty-nine repeaters in new markets that were not authorized under our September 2001 STA. This request was opposed by a coalition of WCS licensees claiming that grant of this request would result in interference and would prejudice the outcome of the final rules governing repeaters. Our request was granted in September 2004 over these objections. Our grants of STA to operate all of our terrestrial repeaters have expired by their terms, but pursuant to the FCC’s rules, we are allowed to and have continued to operate these terrestrial repeaters under STA pending a final determination on our extension request.

In October 2006, we disclosed to the FCC that several hundred of our repeaters were not built pursuant to the exact terms of our STAs. These differences include some repeaters not being built in the exact locations, or with the same antenna heights, power levels, or antenna characteristics set forth in the STAs. A number of repeaters were built without an obviously applicable authorization. We brought a number of these repeaters into full compliance with our authorizations by turning down their power levels. We also discontinued operation of some repeaters. As a result, we believe that service quality in portions of the affected metro areas has been somewhat reduced, including in terms of more frequent interruptions and/or occasional outages to the service. There has been no impact on the satellite signal. Immediately following our disclosure to the FCC we filed for both a 30-day STA and a 180-day STA with respect to our terrestrial repeater network. In these STA requests, we are seeking authority to continue to operate our entire repeater network, as built, despite the variances we disclosed. We have held meetings with the staff of the FCC regarding these matters. NAB has opposed our STA requests and has asked the FCC to initiate an investigation into our deployment of repeaters and to impose sanctions. A coalition of WCS licensees has also opposed our STA requests and has asked the FCC to require us to immediately reduce the power of any unauthorized repeaters to no more than 2000 Watts peak EIRP. The WCS licensees also dispute whether the power levels the FCC has authorized for our repeater operations are with regard to peak power or average power. We have interpreted our FCC authorizations to be in terms of average power and a contrary interpretation would have a significant impact on operations. Our deployment of terrestrial repeaters may be affected by the FCC’s further actions, when taken. In February 2007, we received a letter of inquiry from the FCC relating to these matters. This proceeding may result in the imposition of financial penalties against us or adverse changes to our repeater network resulting from having repeaters turned off or otherwise modified in a manner that would reduce service quality in the affected areas. There can be no assurance regarding the ultimate outcome of this matter, or its significance to our business, consolidated results of operations or financial position. These recent STA requests are distinct from (and if granted would replace) the STAs originally granted by the FCC relating to our commencing and continuing operation of the repeater network.

The FCC also may adopt limits on emissions of terrestrial repeaters to protect other services using nearby frequencies. While we believe that we will meet any reasonable non-interference standard for terrestrial repeaters, the FCC has no specific standard at this time, and the application of such limits might increase our cost of using repeaters. Although we are optimistic that we will be able to construct and use terrestrial repeaters as needed, the development and implementation of the FCC’s ultimate rules might delay this process or restrict our ability to do so. We believe that it is not likely that an FCC order would materially impact the terrestrial repeater system design currently in operation. The “Notice of Proposed Rulemaking and Second Further Notice of Proposed Rulemaking” released by the FCC on December 18, 2007 requests comment relating to this issue.

Coordination and Interference Matters

We are required to coordinate the XM Radio system with systems operating in the same frequency bands in adjacent countries, particularly Canada and Mexico. The United States government, which conducts the coordination process, has entered into coordination agreements with both the Canadian and Mexican governments. XM Canada, our exclusive Canadian licensee, received a license to operate a satellite radio service in Canada using our existing satellites, which provide coverage of the densely populated regions of Canada.

We operate the communication uplinks to our satellites from earth stations in Washington, DC (primary) and Atlanta, GA (backup) in a band of radio frequencies that are used for several other services, such as fixed services, broadcast auxiliary services, electronic news gathering services, and uplink feeder links for mobile satellite services. The FCC has granted us licenses for these earth stations. The license for our Washington, DC earth station expires in March 2011 and the license for our Atlanta earth station expires in August 2019. We can seek authority from the FCC to extend these license terms and would expect them to be renewed in the ordinary course.

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

FM Modulator Investigation

In April 2006 and August 2006, we received letters of inquiry from the FCC’s Enforcement Bureau regarding FM modulator wireless transmitters in various XM radios and whether such transmissions were in compliance with permissible emission limits. No health or safety issues have been involved with these wireless XM radios. We have responded to the FCC’s letters, implemented a series of design and installation modifications, and through October 2006, obtained new certifications for six models of modified XM radios using our new SureConnect technology. In addition, we have implemented a regulatory compliance plan, including the appointment of an FCC regulatory compliance officer to monitor FCC regulatory compliance, specifically with reference to the design, verification/certification, and production of XM radio receivers. We are in discussions with the FCC to resolve this matter and have proposed entering into a consent decree requiring both additional remedial action and a voluntary contribution to the federal government. NAB has asked the FCC to require a recall of non-compliant devices from our retailers and distributors. We cannot predict at this time the extent of any further actions that we will need to undertake or the extent of the financial obligations we may incur. There can be no assurance regarding the ultimate outcome of this matter, or its significance to our business, consolidated results of operations or financial position.

Proposed Merger with Sirius

On February 19, 2007, we entered into an Agreement and Plan of Merger with Sirius Satellite Radio Inc. under which our business would be combined with that of Sirius through a merger of XM and a newly formed, wholly owned subsidiary of Sirius.

The completion of the merger is subject to various closing conditions, including receiving certain regulatory and antitrust approvals (including from the Federal Communications Commission and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended). The merger is intended to qualify as a reorganization for federal income tax purposes.

At the effective time of the merger, by virtue of the merger and without any action on the part of any stockholder, each share of our Class A common stock then issued and outstanding will be converted into the right to receive 4.6 shares of common stock of Sirius. Each share of our Series A convertible preferred stock then issued and outstanding similarly will be converted at the effective time of the merger into the right to receive 4.6 shares of a newly-designated series of preferred stock of Sirius having the same powers, designations, preferences, rights and qualifications, limitations and restrictions as the stock so converted.

Mr. Mel Karmazin, currently chief executive officer of Sirius, will become chief executive officer of the combined company and Mr. Gary M. Parsons, currently our chairman, will become chairman of the combined company. The combined company’s board of directors will consist of 12 directors, including Messrs. Karmazin and Parsons, four independent members designated by each company, as well as two representatives of the auto industry who are current members of our board of directors.

The merger agreement contains certain termination rights both for us and for Sirius. If the merger agreement is terminated under circumstances specified in the merger agreement due to action by one of the parties, we or Sirius, as the case may be, will be required to pay the other a termination fee of $175.0 million.

Our board of directors and stockholders and the board of directors and stockholders of Sirius have approved the merger.

The merger agreement contains representations and warranties which the parties thereto made to, and solely for, the benefit of each other. The assertions embodied in those representations and warranties are qualified by information in confidential disclosure schedules that the parties have exchanged in connection with signing the merger agreement and that modify, qualify and create exceptions to the representations and warranties contained in the merger agreement. We and Sirius each have made covenants in the merger agreement about continuing our or their business in the ordinary course.

The foregoing description of the merger does not purport to be complete and is qualified in its entirety by reference to the Current Report on Form 8-K, filed February 21, 2007 and the merger agreement filed as an exhibit to that Form 8-K and incorporated into this report by reference.

Satisfaction of the closing conditions could take several months or longer. There can be no assurance that the conditions to completion of the merger will be met, or that the merger will be completed. If the merger is not consummated on or before March 1, 2008, either party may terminate the merger agreement.

Statements made in this Form 10-K relating to our business strategies, operating plans, planned expenditures, expected capital requirements and other forward-looking statements regarding our business do not take into account potential future impacts of our proposed merger with Sirius.

Personnel

As of December 31, 2007, we had 1,059 employees. In addition, we rely upon a number of consultants, other advisors and outsourced relationships. The extent and timing of any increase in staffing will depend on the availability of qualified personnel and other developments in our business. None of our employees are represented by a labor union, and we believe that our relationship with our employees is good.

ITEM 1A.    RISK FACTORS

Potential investors are urged to read and consider the risk factors relating to an investment in XM Satellite Radio Holdings Inc. contained herein. Before making an investment decision, you should carefully consider these risks as well as other information we include in or incorporate by reference into our public filings with the SEC. The risks and uncertainties we have described are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also affect our business operations.

In connection with the merger, a substantial amount of our indebtedness will need to be refinanced.

In connection with the merger, an offer to repurchase a significant portion of our outstanding notes at 101% of the principal amount thereof will be required under the terms of such debt. Any required repurchase would likely be financed with other debt and, due to prevailing conditions in the debt markets, debt financing to fund such repurchase may not be available on terms favorable to the combined company or at all. Similarly, we may not be able to solicit the consent of holders to amend our debt to eliminate the repurchase obligation on favorable terms or at all. At December 31, 2007, the aggregate principal amount of our outstanding indebtedness was approximately $1.5 billion, and no outstanding notes were trading above 101% of the outstanding principal amount. We believe that if the notes are trading above 101% at the time of any required repurchase offer, a large majority of holders would be unlikely to sell their notes in the repurchase offer.

The combined company’s indebtedness following the completion of the merger will be substantial. This indebtedness could adversely affect the combined company in many ways, including by reducing funds available for other business purposes.

The pro forma indebtedness of the combined company as of December 31, 2007, after giving effect to the merger, would have been approximately $2.8 billion. As a result of this debt, demands on the combined company’s cash resources may increase after the merger. The increased levels of indebtedness could reduce funds available for investment in research and development and capital expenditures or create competitive disadvantages compared to other companies with lower debt levels. In addition, existing covenants in the Sirius and XM debt instruments limit the transfer of cash between the two companies and require that inter-company dealings be effected on an arm’s-length basis, which may affect the timing or amount of synergies realized from the integration of the two companies.

The ability to complete the merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or could cause either party to abandon the merger.

In deciding whether to grant regulatory or antitrust approvals, the relevant governmental entities will consider the effect of the merger on competition within their relevant jurisdictions. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business.

The merger agreement may require us to accept significant conditions from regulatory bodies before either of us may refuse to close the merger on the basis of those regulatory conditions. We cannot provide any assurance that either party will obtain the necessary approvals or that any other conditions, terms, obligations or restrictions will not have a material adverse effect on the combined company following the merger. In addition, we can provide no assurance that these conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger.

Any delay in completion of the merger may significantly reduce the benefits expected to be obtained from the merger.

In addition to the required regulatory clearances and approvals, the merger is subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied. Further, the requirements for obtaining the required clearances and approvals could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger may significantly reduce the synergies and other benefits that we expect to achieve if we successfully complete the merger within the expected timeframe and integrate our and Sirius’s businesses.

The anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

The merger involves the integration of two companies that have previously operated independently with principal offices in two distinct locations. Due to legal restrictions, we and Sirius have conducted only limited planning regarding the integration of the two companies. The combined company will be required to devote significant management attention and resources to integrating the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price. Even if we were able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration or that these benefits will be achieved within a reasonable period of time.

Additionally, as a condition to their approval of the merger, regulatory agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company’s business. If we and Sirius agree to these requirements, limitations, costs, divestitures or restrictions, the ability to realize the anticipated benefits of the merger may be impaired.

Failure to complete the merger for regulatory or other reasons could adversely affect our stock price and our future business and financial results.

Completion of the merger is conditioned upon, among other things, the receipt of certain regulatory and antitrust approvals, including from the Federal Communications Commission and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. There is no assurance that we will receive the necessary approvals or satisfy the other conditions to the completion of the merger. Failure to complete the proposed merger would prevent us from realizing the anticipated benefits of the merger. We also will remain liable for significant transaction costs, including legal, accounting and financial advisory fees, regardless of whether the merger is completed. In addition, the market price of our common stock may reflect various market assumptions as to whether the merger will occur. Consequently, the completion of, or failure to complete, the merger could result in a significant change in the market price of our common stock.

Uncertainty about the merger and diversion of management could harm us, whether or not the merger is completed.

In response to the pending merger, existing or prospective subscribers, retailers, radio manufacturers, automakers and programming providers may delay or defer their purchasing or other decisions concerning us, or they may seek to change their existing business relationship. In addition, as a result of the merger, current and prospective employees could experience uncertainty about their future with XM or the combined company. These uncertainties may impair our ability to retain, recruit or motivate key personnel. Completion of the merger will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations could adversely affect ongoing operations and business relationships.

You could lose money on your investment because our expenses exceed our revenues.

Unless we continue to increase our revenues, we may not be able to operate our business and service our indebtedness and you could lose money on your investment. Our ability to continue to increase our revenues and ultimately to become profitable will depend upon several factors, including:

•	whether we can attract and retain enough subscribers to XM Radio;

•	our ability to maintain the costs of obtaining and retaining subscribers and programming;

•	whether we compete successfully; and

•	whether our XM Radio system continues to operate at an acceptable level.

Our cumulative expenditures and losses have been significant and are expected to grow.

As of December 31, 2007, we had incurred capital expenditures of $1.8 billion and cumulative net losses approximating $4.2 billion from our inception through December 31, 2007. We expect our cumulative net losses and cumulative negative cash flows to grow as we make payments under our various distribution and programming contracts, incur marketing and subscriber acquisition costs and make interest payments on our outstanding indebtedness. If we are unable ultimately to generate sufficient revenues to become profitable and generate positive cash flow, you could lose money on your investment.

Demand for our service may be insufficient for us to become profitable.

Because we offer a relatively new service, we cannot estimate with any certainty whether consumer demand for our service will be sufficient for us to continue to increase the number of subscribers at projected rates or the degree to which we will meet that demand. We have seen a significant decrease in new subscription demand from retail subscribers and most of our new subscription growth has come from the OEM segment.

Among other things, continuing and increased consumer acceptance of XM Radio will depend upon:

•	the willingness of consumers, on a mass-market basis, to pay subscription fees to obtain radio service rather than obtain their desired programming from other sources;

•	the cost, features and availability of XM radios; and

•	the marketing and pricing strategies that we employ and that are employed by our competitors.

If demand for our products and service does not continue to increase, we may not be able to generate enough revenues to generate positive cash flow or to become profitable.

We may need additional funding for our business plan and additional financing might not be available.

Provided that we meet the revenue, expense and cash flow projections of our current business plan, we expect to be fully funded and not need additional liquidity to continue operations beyond our existing assets, credit facilities and cash generated by operations; our current business plan is based on estimates regarding expected future costs, expected future revenue and assumes the refinancing or renegotiating of certain of our obligations (which are discussed under the heading “Liquidity and Capital Resources” in Item 7. of this Form 10-K) as they become due, including the maturity of our existing credit facilities and $400 million of convertible notes in 2009. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Any of these factors may increase our need for funds, which would require us to seek additional financing, which financing may not be available on favorable terms or at all, to continue implementing our current business plan. In addition, we may seek additional financing, such as the sale of additional equity and debt securities, to undertake initiatives not contemplated by our current business plan or for other business reasons, or seek to refinance or renegotiate certain of our other obligations.

The unfavorable outcome of pending or future litigation or investigations could have a material adverse effect on us.

We have been party to several legal proceedings, regulatory inquiries and other matters arising out of various aspects of our business. They include an inquiry by the FCC based on a determination that the FM modulator wireless transmitter on certain XM radios was not in compliance with permissible emission limits and most recently discussions with the FCC about issues relating to our repeater network. We also are a party to three separate suits brought by a number of record companies and music publishers alleging that XM radios that also have advanced recording functionality infringe upon plaintiffs’ copyrighted sound recordings. We intend to cooperate fully with the governmental investigations and to vigorously defend all of our litigation matters. However, we cannot assure a favorable outcome of any of these proceedings, or that an unfavorable outcome would not have a material adverse effect on our business or financial results.

Large payment obligations under our agreements with General Motors and other automobile manufacturers, suppliers of programming and others may prevent us from becoming profitable.

We have significant payment obligations under our agreements with automobile manufacturers, third-party suppliers of programming and licensors of program royalties. Although we paid General Motors approximately $237 million to eliminate obligations to pay approximately $320 million during 2007, 2008 and 2009, we still have significant remaining payment obligations under our long-term distribution agreement with General Motors. We also have or in the future will have payment obligations under agreements with other automobile manufacturers, and we will need to negotiate new or replacement agreements with these or other manufacturers over the next several years. Under our multi-year agreement with Major League Baseball® (“MLB”) for the rights to broadcast MLB games live nationwide and be the Official Satellite Radio provider of Major League Baseball®, we are obligated to pay $60 million per year through 2012. In July 2006, we furnished a $120.0 million two-year surety bond to MLB as part of an amendment to the agreement with MLB that permitted us to provide various types of credit support in lieu of its $120.0 million escrow deposit requirement. If we are unable to renew this bond or obtain other credit support acceptable to MLB, there can be no assurance that we will not have to deposit funds to meet the escrow deposit requirement. We have many other agreements and must negotiate renewal or replacement agreements with third-party suppliers of programming. Our payment obligations could increase when agreements are renewed or replaced, and will increase under the terms of certain existing agreements as the number of our subscribers increases. Changes in the cost of certain programming or other factors could cause changes to our channel line-up in the future. These payment obligations could significantly impact our ability to become profitable or generate positive cash flow and the amount that we may need to borrow. We may seek to renegotiate certain of these arrangements to generate positive cash flow and reduce our need for external funds. There can be no assurance that we will be able to complete such renegotiations on favorable terms or at all.

We must maintain and pay license fees for music rights, and we may have disputes with copyright holders.

We must maintain music programming royalty arrangements with and pay license fees to Broadcast Music, Inc. (“BMI”), the American Society of Composers, Authors and Publishers (“ASCAP”) and SESAC, Inc. (“SESAC”). These organizations negotiate with copyright users, collect royalties and distribute them to songwriters and music publishers. Although we have final agreements with ASCAP and SESAC, respectively, through December 2011, we continue to operate under an interim agreement with BMI. We cannot assure you that the BMI royalty fee will remain at the current level when the agreement is finalized. Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we also have to negotiate royalty arrangements with the copyright owners of the sound recordings, or if negotiation is unsuccessful, have the royalty rate established by the Copyright Royalty Board (“CRB”). We participated in a CRB proceeding in order to set the royalty rate payable by XM under the statutory license covering our performance of sound recordings over the XM system for the six year period starting in January 2007, which is described under the heading “Legal Proceedings — Litigation and Arbitration — Copyright Royalty Board Proceeding” in Item 3. of this Form 10-K.

We have been sued by several companies in the recording industry and music publishers alleging that XM radios that also have advanced recording functionality infringe upon plaintiffs’ copyrighted sound recordings. We believe these XM radios, which have various functionalities widely available to consumers, comply with applicable copyright law, including the Audio Home Recording Act. Our motion to dismiss this matter was denied. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

Our inability to retain customers, including those who purchase or lease vehicles that include a subscription to our service, could adversely affect our financial performance.

We cannot predict how successful we will be at retaining customers who purchase or lease vehicles that include a subscription to our service as part of the promotion of our product. Over the past several quarters we have retained approximately 52% to 55% of the customers who receive a promotional subscription as part of the purchase or lease of a new vehicle, but that percentage does vary over time and the amount of data on the percentage is limited. We do not know if the percentage will change as the number of customers with promotional subscriptions increases.

We experience subscriber churn, with respect to our self-pay or non-promotional customers as well. Because we have been in commercial operations for a relatively short period of time, we cannot predict the amount of churn we will experience over the longer term. Our inability to retain customers who purchase or lease new vehicles with our service beyond the promotional period and subscriber churn could adversely affect our financial performance and results of operations.

Loss or premature degradation of our existing satellites could damage our business.

We placed our XM-3 and XM-4 satellites into service during the second quarter of 2005 and fourth quarter of 2006, respectively. Our XM-1 and XM-2 satellites experienced progressive degradation problems common to early Boeing 702 class satellites and now serve as in-orbit spares. During 2007, we entered into a sale leaseback transaction with respect to the transponders on our XM-4 satellite. If we fail to make the required payments under this arrangement, we could lose the right to use XM-4 to broadcast our service. The terms of this arrangement also require that upon the occurrence of specified events, including an operational failure or loss of XM-4, then we have to repurchase the satellite and we may not receive sufficient insurance proceeds to do so. An operational failure or loss of XM-3 or XM-4 would, at least temporarily, affect the quality of our service, and could interrupt the continuation of our service and harm our business. We likely would not be able to complete and launch our XM-5 satellite before the first half of 2009. In the event of any satellite failure prior to that time, we would need to rely on our back-up satellites, XM-1 and XM-2. We cannot assure you that restoring service through XM-1 and XM-2 would allow us to maintain adequate broadcast signal strength through the in-service date of XM-5, particularly if XM-1 or XM-2 were to suffer unanticipated additional performance degradation or experience an operational failure.

A number of other factors could decrease the useful lives of our satellites, including:

•	defects in design or construction;

•	loss of on board station-keeping system;

•	failure of satellite components that are not protected by back-up units;

•	electrostatic storms; and

•	collisions with other objects in space.

In addition, our network of terrestrial repeaters communicates principally with one satellite. If the satellite communicating with the repeater network fails unexpectedly, we would have to activate our backup satellites (XM-1 and XM-2) to restore repeater service. This would result in a degradation of service that could last several hours or longer and could harm our business.

Potential losses may not be covered by insurance.

Insurance proceeds may not fully cover our losses. For example, our insurance does not cover the full cost of constructing, launching and insuring new satellites, nor will it cover and we do not have protection against business interruption, loss of business or similar losses. Also, our insurance contains customary exclusions, salvage value provisions, material change and other conditions that could limit our recovery. Further, any insurance proceeds may not be received on a timely basis in order to launch a spare satellite or construct and launch a replacement satellite or take other remedial measures. In addition, some of our policies are subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. If we experience a loss that is uninsured or that exceeds policy limits, this may impair our ability to make timely payments on our outstanding notes and other financial obligations.

Competition could adversely affect our revenues.

In seeking market acceptance of our service, we encounter competition for both listeners and advertising revenues from many sources, including Sirius, the other U.S. satellite radio licensee; traditional and digital AM/FM radio; Internet based audio providers; MP3 players; wireless carriers; direct broadcast satellite television audio service; digital media services; and cable systems that carry audio service.

Sirius has announced that it had over 8 million subscribers as of December 31, 2007, including over 2.3 million net new subscribers during the year then ended. Sirius broadcasts over 130 channels of programming and offers certain programming that we do not offer, including the Howard Stern radio show. Sirius radio service is offered as a dealer- and/or factory-installed option on a number of vehicle model brands, including certain ones that do not offer XM. Sirius has announced a number of new competitive product offerings. Sirius also is a partner in a Canadian joint venture partnership that competes with our Canadian licensee in providing satellite radio service in Canada.

Unlike XM Radio, traditional AM/FM radio already has a well-established and dominant market presence for its services and generally offers free broadcast reception supported by commercial advertising, rather than by a subscription fee. Also, many radio stations offer information programming of a local nature, which XM Radio is not expected to offer as effectively as local radio, or at all. Some radio stations have reduced the number of commercials per hour, expanded the range of music played on the air and are experimenting with new formats in order to compete with satellite radio.

Digital (or HD or high definition) radio broadcast services have been expanding, and as many as 1,500 radio stations in the U.S. have begun digital broadcasting and approximately 3,000 have committed to broadcasting in digital format. The technology permits broadcasters to transmit as many as five stations per frequency. To the extent that traditional AM/FM radio stations adopt digital transmission technology, any competitive advantage that we enjoy over traditional radio because of our digital signal would be lessened. A group of major broadcast radio networks recently created a coalition to jointly market digital radio services.

Internet radio broadcasts have no geographic limitations and can provide listeners with radio programming from around the country and the world. We expect that improvements from higher bandwidths, faster modems, wider programming selection and mobile internet service, will make Internet radio increasingly competitive.

The Apple iPod® is a portable digital music player that allows users to download and purchase music through Apple’s iTunes® Music Store, as well as convert music on compact disc to digital files. Apple sold over 51 million iPods® during its fiscal 2007 year. The iPod® is also compatible with certain car stereos and various home speaker systems. Our portable digital audio players including those with advanced recording functionality compete with the iPod® and other downloading technology and devices; and some consumers may use their digital music players in their vehicles rather than subscribe to XM Radio.

The audio entertainment marketplace continues to evolve rapidly, with a steady emergence of new media platforms and portable devices that compete with us now or that could compete with us in the future. For example, Slacker and other companies have begun to introduce portable music players offering customizable Internet-based channels. Ford and Microsoft recently debuted an in-car communications system called “Sync,” which allows drivers to use voice commands or steering wheel controls to play songs from their digital-music players. In addition, ICO recently demonstrated a satellite-based mobile entertainment platform to deliver live broadcast media nationwide through a hybrid satellite and terrestrial repeater network.

Rapid technological and industry changes could make our service obsolete.

The audio entertainment industry is characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving industry standards. If we are unable to keep pace with these changes, our business may be unsuccessful. Because we have depended on third parties to develop technologies used in key elements of the XM Radio system, more advanced technologies that we may wish to use may not be available to us on reasonable terms or in a timely manner. Further, our competitors may have access to technologies not available to us, which may enable them to produce entertainment products of greater interest to consumers, or at a more competitive cost.

Higher than expected subscriber acquisition costs could adversely affect our financial performance.

We are still spending substantial funds on advertising and marketing and in transactions with car and radio manufacturers and other parties to obtain or as part of the expense of attracting new subscribers, including our subscriber acquisition costs and costs per gross (or net) subscriber addition. Our ability to achieve cash flow breakeven and profitability within the expected timeframe or at all depends on our ability to continue to maintain or lower these costs, which vary over time based on a number of factors. If the costs of attracting new subscribers are greater than expected, our financial performance and results of operations could be adversely affected.

Our business could be adversely affected by the performance of our business partners.

Our business depends in part on actions of third parties, including:

•	the sale of new vehicles with factory installed XM radios;

•	the development and manufacture of XM radios and other XM-compatible devices; and

•	the availability of XM radios for sale to the public by consumer electronics retailers.

The sale of vehicles with XM radios is an important source of subscribers for us. To the extent sales of vehicles by our distribution partners slow, or the penetration percentage of factory-installed XM radios in those vehicles declines, our subscriber growth could be adversely impacted. We do not manufacture satellite radios or accessories, and we depend on manufacturers and others for the production of these radios and their component parts. If one or more manufacturers raises the price of the radios or does not produce radios in a sufficient quantity to meet demand, or if such radios were not to perform as advertised or were to be defective, sales of our service and our reputation could be adversely affected. Our business or reputation also could be harmed in the event our retailing partners were to fail to make XM radios available to the public in sufficient quantities, in a timely manner or at attractive prices.

Failure to comply with FCC requirements could damage our business.

As an owner of one of two FCC licenses to operate a commercial satellite radio service in the United States, an operator of a terrestrial repeater system and the holder of authorizations for the production of certain satellite radios, we are subject to FCC rules and regulations and the terms of our licenses and other authorizations. We are required, among other things, to operate only within specified frequencies and other limitations, and to meet certain conditions such as the availability of radios interoperable with both our system and the other licensed satellite radio system; coordination of our satellite radio service with radio systems operating in the same range of frequencies in neighboring countries; and coordination of our communications links to our satellites with other systems that operate in the same frequency band. Non-compliance by us with these requirements or conditions could result in fines, additional license conditions, license revocation or other detrimental FCC actions.

The FCC has not issued final rules authorizing terrestrial repeaters.

The FCC has not yet issued final rules permitting us to deploy terrestrial repeaters to fill gaps in satellite coverage. We are operating our repeaters on a non-interference basis pursuant to grants of Special Temporary Authority (“STA”) from the

FCC, which have expired. We have applied for extensions of these STAs and can continue to operate our terrestrial repeaters pending a final determination on these requests. We have made filings with the Federal Communications Commission (“FCC”) to update the information underlying our STA with respect to our repeater network, including repeater power levels, locations and antenna characteristics. We have held meetings with the staff of the FCC regarding these matters. In February 2007, we received a letter of inquiry from the FCC relating to these matters. One grant of STA and our request to update are currently being opposed by operators of terrestrial wireless systems and others. This proceeding may result in the imposition of financial penalties against us or adverse changes to our repeater network resulting from having repeaters turned off or otherwise modified in a manner that would reduce service quality in the affected areas.

One of our major business partners is experiencing financial difficulties.

On October 8, 2005, Delphi and 38 of its domestic U.S. subsidiaries, which we refer to collectively as Delphi, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Delphi manufactures, in factories outside the United States, XM radios for installation in various brands of GM vehicles. Delphi also distributes to consumer electronics retailers various models of XM radios manufactured abroad. On January 25, 2008, the Bankruptcy Court entered an order confirming the First Amended Joint Plan of Reorganization of Delphi Corporation and certain Affiliates, Debtors and Debtors-In-Possession, as Modified (the “Plan”). Pursuant to the Plan, Delphi settled certain disputes it had with General Motors, certain of Delphi’s unions and other parties. The Plan provides for a reorganization of Delphi and the emergence of Delphi from bankruptcy as an ongoing entity. Pursuant to the Plan, Delphi assumed all executory contracts it had with contract parties including XM. Under the Plan, Delphi may reject the contract if the Bankruptcy Court’s resolution is not acceptable to Delphi. The Plan is subject to certain conditions being satisfied before it can become effective.

Our substantial indebtedness could adversely affect our financial health, which could reduce the value of our securities.

As of December 31, 2007, the total accreted value and carrying value of our indebtedness was $1.5 billion. We may issue more debt securities if we believe we can raise money on favorable terms. Our $250.0 million bank credit facility, of which $187.5 million has been drawn, and $400.0 million of 1.75% Convertible Senior Notes mature in 2009. Our substantial indebtedness could have important consequences to you. For example, it could:

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

Our ability to generate advertising revenues will depend on several factors, including the level and type of penetration of our service, competition for advertising dollars from other media, and changes in the advertising industry and economy generally. We directly compete for audiences and advertising revenues with Sirius, the other satellite radio licensee, and traditional AM/FM radio stations, some of which maintain longstanding relationships with advertisers and possess greater resources than we do, and “new media,” including internet, internet radio, podcasts and others. Because we offer our radio service to subscribers on a pay-for-service basis, certain advertisers may be less likely to advertise on our radio service.

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

Third-party content is an important part of the marketing of the XM Radio service and obtaining third-party content can be expensive. We have a multi-year agreement with Major League Baseball® (“MLB”) to broadcast MLB games live nationwide and be the Official Satellite Radio provider of Major League Baseball®, for which we will pay $60 million for 2008 and $60 million per year thereafter through 2012. We have many other agreements and must negotiate new agreements with third-party suppliers of programming. Such programming is expensive, and may be more expensive in the future, given the growth of the satellite radio industry and amounts paid for other programming. Changes in the cost of certain programming or other factors may cause changes to our channel line-up in the future. Our ability to obtain necessary third-party content at a reasonable cost and re-negotiate programming agreements successfully will impact our financial performance and results of operations.

We depend on certain on-air talent and other people with special skills. If we cannot retain these people, our business could suffer.

We employ or independently contract with on-air talent who maintain significant loyal audiences in or across various demographic groups. We cannot assure that our on-air talent will remain with us or will be able to retain their respective audiences. If we lose the services of one or more of these individuals, and fail to attract comparable on-air talent with similar audience loyalty, the attractiveness of our service to subscribers and advertisers could decline, and our business could be adversely affected. We also depend on the continued efforts of our executive officers and key employees, who have specialized technical knowledge regarding our satellite and radio systems and business knowledge regarding the radio industry and subscription services. If we lose the services of one or more of them, or fail to attract qualified replacement personnel, it could harm our business and our future prospects.

The market price of our securities could be hurt by substantial price and volume fluctuations.

Historically, securities prices and trading volumes for growth stocks fluctuate widely for a number of reasons, including some reasons that may be unrelated to their businesses or results of operations. This market volatility could depress the price of our securities without regard to our operating performance. In addition, our operating or financial results may be below the expectations of public market analysts and investors. If this were to occur, the market price of our securities would likely decrease, and such decreases could be significant.

Future issuances or sales of our Class A common stock could lower our stock price or impair our ability to raise funds in new stock offerings.

We have issued and outstanding securities exercisable for or convertible into a significant number of shares of our Class A common stock. The conversion or exercise of these existing securities could lead to a significant increase in the amount of Class A common stock outstanding. As of December 31, 2007, we had outstanding approximately 316.7 million shares of Class A common stock. On a pro forma basis as of December 31, 2007, if we issued all shares issuable upon conversion or exercise of outstanding securities, we would have had approximately 363.7 million shares of Class A common stock outstanding on that date. Issuances of a large number of additional shares could adversely affect the market price of our Class A common stock. Most of the shares of our Class A common stock that are not already publicly-traded, including those held by affiliates, have been registered by us for resale into the public market. The sale into the public market of a large number of privately-issued shares also could adversely affect the market price of our Class A common stock and could impair our ability to raise funds in additional stock offerings.

It may be hard for a third party to acquire us, and this could depress our stock price.

We are a Delaware company with unissued preferred stock, the terms of which can be set by our board of directors. Our shareholder rights plan, which includes a waiver in respect of our proposed merger with Sirius, could make it difficult for a third party to acquire us, even if doing so would benefit our security holders. The rights issued under the plan have certain anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire us in a manner or on terms not approved by our board of directors. The rights should not deter any prospective offeror willing to negotiate in good faith with our board of directors. Nor should the rights interfere with any merger or other business combination approved by our board of directors. However, anti-takeover provisions in Delaware law and the shareholder rights plan could depress our stock price and may result in entrenchment of existing management, regardless of their performance.

ITEM  1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM  2.     PROPERTIES

Location	Purpose	Own/Lease
Washington, DC	Corporate headquarters, studio/production facilities	Own
Washington, DC	Data center	Own
Merrifield, VA	Office and support facilities	Lease
Deerfield Beach, Florida	Office and technical/engineering facilities	Lease
New York, New York	Office and studio/production facilities	Lease
New York, New York	Studio/production facilities @ Jazz at Lincoln Center	Lease
Nashville, Tennessee	Studio/production facilities @ the Country Music Hall of Fame	Lease
Chicago, Illinois	Studio/production facility	Lease

The corporate headquarters and data center located in Washington, DC are subject to mortgage liens in favor of the equity owner of the lessor of the transponders of our XM-4 satellite.

The Company’s four satellites are in geostationary orbits. In February 2007, we entered into a sale leaseback transaction with respect to the transponders on XM-4. The lease term for the XM-4 transponders is nine years with an early buy-out option in year five and a buy-out option at the end of the term. The Company also has approximately 800 terrestrial repeaters in operation to ensure XM signal coverage.

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

Litigation and Arbitration

Copyright Royalty Board Arbitration — In December 2007, the Copyright Royalty Board (“CRB”) issued its determination and order setting the royalty rate payable by XM under the statutory license covering the performance of sound recordings over the XM system for the six-year period starting in January 1, 2007 and ending December 31, 2012. Under the terms of the CRB Satellite Radio Services decision, XM will pay a performance license rate of 6.0% of those gross revenues subject to the fees for 2007 and 2008, 6.5% for 2009, 7.0% for 2010, 7.5% for 2011 and 8.0% for 2012. The revenue that is subject to royalty fees includes subscription revenue from our subscribers and advertising revenues from channels other than those that use only incidental performances of music. Other exclusions and deductions from revenue subject to the statutory license fee include but are not limited to revenue from channels, programming and products or other services offered for a separate charge where such channels use only incidental performances of sound recordings, revenue from equipment sales, revenue from current and future data services, fulfillment service fees and bad debt expense. On February 25, 2008, SoundExchange, the organization that collects and distributes sound recording royalties on behalf of its members, filed a petition for review in the U.S. District Court for the District of Columbia Circuit.

Separately, we settled the royalty rate payable by XM under the statutory license covering our performance of sound recordings over XM channels transmitted over the DIRECTV satellite television system, and that CRB proceeding was concluded.

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc and Warner Bros. Records Inc. v. XM Satellite Radio Inc. — Plaintiffs filed this action in the United States District Court for the Southern District of New York on May 16, 2006. The complaint seeks monetary damages and equitable relief, alleging that recently introduced XM radios that also have advanced recording functionality infringe upon plaintiffs’ copyrighted sound recordings.

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

In late 2007 and early 2008, the Company resolved the Atlantic lawsuit with respect to Universal Music Group (“UMG”), Warner Music Group and Sony BMG Music Entertainment (“Sony BMG”) and each of UMG, Warner Music Group and Sony BMG have withdrawn as a party to the lawsuit against the Company.

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

FCC Repeater Network Matter — In October 2006, we filed for both a 30-day Special Temporary Authority (“STA”) and a 180-day STA with respect to our terrestrial repeater network, seeking authority to continue to operate our entire repeater network despite the fact that the technical characteristics of certain repeaters, as built, differ from the technical characteristics in the original STAs granted for our repeater network. These differences include some repeaters not being built in the exact locations, or with the same antenna heights, power levels, or antenna characteristics than set forth in the earlier STAs. Prior to making these filings, we reduced the power or discontinued operation of certain repeaters. As a result, we believe that service quality in portions of the affected metro areas has been somewhat reduced, including in terms of more frequent interruptions and/or occasional outages to the service. There has been no impact on the satellite signal. We continue to communicate meetings with the staff of the FCC regarding these matters. In February 2007, we received a letter of inquiry from the FCC relating to these matters, to which we have responded. This proceeding may result in the imposition of financial penalties against us or adverse changes to our repeater network resulting from having repeaters turned off or otherwise modified in a manner that would reduce service quality in the affected areas.

These STA requests are distinct from (and if granted would modify) the STAs originally granted by the FCC relating to our commencing and continuing operation of the repeater network. As we have been disclosing for many years, the FCC has not yet issued final rules permitting us (or Sirius) to deploy terrestrial repeaters, and we have been deploying and operating our repeater network based on those early STAs and requests we have filed previously to extend the time periods of those STAs, which have expired. We (and Sirius) and others have been requesting that the FCC establish final rules for repeater deployment. On December 18, 2007, the FCC released a “Notice of Proposed Rulemaking and Second Further Notice of

Proposed Rulemaking” seeking additional comment on the final rules for satellite radio repeaters. We are participating in this phase of the proceeding. There can be no assurance regarding the ultimate outcome of this matter, or its significance to our business, consolidated results of operations or financial position.

Federal Trade Commission (“FTC”)

FTC Inquiry — In November 2007, we were notified by the Federal Trade Commission that the FTC was closing its inquiry into XM’s marketing and customer service practices. The FTC launched this inquiry in April 2006 and decided to close it without any action.

Securities and Exchange Commission (“SEC”)

SEC Inquiry — In December 2007, we were notified by the Staff of the Division of Enforcement of the Securities and Exchange Commission that the Division has completed its investigation, initiated in August 2006, relating to various matters including our historic practices regarding subscriber data and stock options. The SEC has advised that it does not intend to recommend any enforcement action.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders at XM’s Special Meeting of Stockholders held on November 13, 2007.

Proposal 1	Votes For	Votes Against	Votes Abstained
To adopt the Agreement and Plan of Merger, dated as of February 19, 2007, by and among Sirius Satellite Radio Inc., Vernon Merger Corporation and XM Satellite Radio Holdings Inc., as the same may be amended from time to time	235,176,059	444,919	69,960

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock has been quoted on The NASDAQ National Market under the symbol “XMSR” since its initial public offering on October 5, 1999 at a price to the public of $12.00 per share. The following table presents, for the period indicated, the high and low sales prices per share of the Class A common stock as reported on The NASDAQ National Market:

	High	Low
2006:
First Quarter	$30.46	$19.66
Second Quarter	24.21	12.77
Third Quarter	14.98	9.63
Fourth Quarter	16.08	9.91

2007:
First Quarter	17.70	12.80
Second Quarter	13.04	10.37
Third Quarter	15.03	10.50
Fourth Quarter	16.44	11.51

2008:
First Quarter (through January 31, 2008)	12.90	9.62

On January 31, 2008, the reported last sale price of our Class A common stock on The NASDAQ National Market was $12.40 per share. As of January 31, 2008, there were 3,668 holders of record of our Class A common stock.

Dividend Policy

We have not declared or paid any dividends on our Class A common stock since our date of inception. Our senior secured bank credit facility as well as the indentures governing our subsidiary XM Satellite Radio Inc.’s senior notes restricts XM Satellite Radio Inc. from paying dividends to us, which, in turn, will significantly limit our ability to pay dividends. We do not intend to pay cash dividends on our Class A common stock in the foreseeable future. We anticipate that we will retain any earnings for use in our operations and the expansion of our business.

Purchases of Equity Securities

The following purchases of the Company’s Class A common stock were completed during the three months ended December 31, 2007.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 - October 31, 2007	—	$—	—	—
November 1, 2007 - November 30, 2007	29,578	$14.03	—	—
December 1, 2007 - December 31, 2007	—	$—	—	—

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under the Company’s 1998 Shares Award Plan.

Stockholder Return Performance Graph

The following graph shows the cumulative total stockholder return on the Company’s Class A common stock compared to the Standard & Poor’s 500 Stock Index, the NASDAQ Telecommunications Index, composed of publicly traded companies which are principally in the telecommunications business, and the NASDAQ 100 Stock Index for the periods between December 31, 2002 and December 31, 2007. The Company has included the NASDAQ 100 Stock Index, which represents the largest non-financial companies listed on The NASDAQ Stock Market based on market capitalization, because it was added to this index in December 2004. The graph assumes $100 was invested on December 31, 2002 in (1) the Company’s Class A common stock, (2) the Standard & Poor’s 500 Stock Index, (3) the NASDAQ Telecommunications Index and (4) the NASDAQ 100 Index. Total stockholder return is measured by dividing total dividends, assuming dividend reinvestment, plus share price change for a period by the share price at the beginning of the measurement period.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

AMONG XM SATELLITE RADIO HOLDINGS INC., THE S&P 500 INDEX,

THE NASDAQ TELECOMMUNICATIONS INDEX AND THE NASDAQ 100 INDEX

*	$100 invested on 12/31/2002 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Stockholder Return Performance Table

	Nasdaq Telecommunications Index	S&P 500 Index	Nasdaq 100 Index	XM Satellite Radio Holdings Inc.
December 31, 2002	$100.00	$100.00	$100.00	$100.00
December 31, 2003	168.74	126.38	149.12	977.32
December 31, 2004	182.23	137.75	164.69	1,398.51
December 31, 2005	169.09	141.88	167.13	1,014.13
December 31, 2006	216.03	161.20	178.48	537.17
December 31, 2007	235.85	166.89	211.80	455.02

ITEM 6.    SELECTED FINANCIAL DATA

XM Satellite Radio Holdings Inc. and Subsidiaries

In considering the following selected consolidated financial data, you should also read our Consolidated Financial Statements and accompanying Notes, and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Consolidated Statements of Operations data for the five-year period ended December 31, 2007 and the Consolidated Balance Sheets data as of December 31, 2007, 2006, 2005, 2004 and 2003 are derived from our Consolidated Financial Statements. These statements have been audited by KPMG LLP, independent registered public accounting firm. We have not declared or paid any dividends on our Class A common stock since our date of inception.

	Years ended December 31,
(in thousands, except share and per share data)	2007	2006	2005	2004	2003
Revenue	$1,136,542	$933,417	$558,266	$244,443	$91,781
Cost of revenue	769,116	590,738	405,293	201,935	147,952
General & administrative (excludes depreciation & amortization)	150,109	88,626	43,864	28,555	27,418
Marketing (excludes depreciation & amortization)	508,481	450,843	487,556	304,316	200,267
Total operating expenses	1,647,979	1,336,515	1,113,801	705,484	546,239
Operating loss	(511,437)	(403,098)	(555,535)	(461,041)	(454,458)
Interest expense	(116,605)	(121,304)	(107,791)	(85,757)	(110,349)
Loss from de-leveraging transactions	(3,693)	(122,189)	(27,552)	(76,621)	(24,749)
Loss from impairment of investments	(39,665)	(76,572)	—	—	—
Total other income (expense)	(171,883)	(315,788)	(108,850)	(154,010)	(130,077)
Benefit from (provision for) deferred income taxes	939	14	(2,330)	(27,317)	—
Net loss	(682,381)	(718,872)	(666,715)	(642,368)	(584,535)
Net loss attributable to common stockholders	(682,381)	(731,692)	(675,312)	(651,170)	(604,880)
Net loss per common share—basic and diluted	$(2.22)	$(2.70)	$(3.07)	$(3.30)	$(4.83)
Weighted average shares used in computing net loss per common share—basic and diluted	306,700,022	270,586,682	219,620,468	197,317,607	125,176,320

Other Data:
Adjusted operating loss (1)	$(238,042)	$(166,172)	$(403,699)	$(311,856)	$(293,138)
Total ending subscribers (2)	9,027	7,629	5,933	3,229	1,360
Cash flow from operating activities	$(154,730)	$(462,091)	$(166,717)	$(75,205)	$(245,123)
Cash flow from investing activities	$(131,515)	$(264,447)	$(206,123)	$(36,329)	$14,621
Cash flow from financing activities	$224,715	$233,763	$365,964	$411,094	$615,991

	December 31,
(in thousands)	2007	2006	2005	2004	2003
Selected Balance Sheet Data:
Cash and cash equivalents (3)	$156,686	$218,216	$710,991	$717,867	$418,307
System under construction	151,142	126,049	216,527	329,355	92,577
Property and equipment, net	710,370	849,662	673,672	461,333	709,501
DARS license	141,412	141,387	141,276	141,227	141,200
Investments	36,981	80,592	187,403	—	—
Total assets	1,609,230	1,840,618	2,223,661	1,821,635	1,526,782
Total subscriber deferred revenue	514,926	427,193	360,638	152,347	53,884
Total deferred income	134,803	140,695	151,210	—	—
Long-term debt, net of current portion	1,480,639	1,286,179	1,035,584	948,741	743,254
Total liabilities	2,533,787	2,238,498	2,142,713	1,485,472	993,894
Stockholders’ equity (deficit) (4)	(984,303)	(397,880)	80,948	336,163	532,888

(1)	Adjusted operating loss is net loss before interest income, interest expense, income taxes, depreciation and amortization, loss from de-leveraging transactions, loss from impairment of investments, equity in net loss of affiliate, minority interest, other income (expense) and share-based payment expense. This non-GAAP measure should be used in addition to, but not as a substitute for, the analysis provided in the statement of operations. We believe Adjusted operating loss is a useful measure of our operating performance and improves comparability between periods. Adjusted operating loss is a significant basis used by management to measure our success in acquiring, retaining and servicing subscribers because we believe this measure provides insight into our ability to grow revenues in a cost-effective manner. We believe Adjusted operating loss is a calculation used as a basis for investors, analysts and credit rating agencies to evaluate and compare the periodic and future operating performances and value of our company and similar companies in our industry.

Because we have funded the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. We believe Adjusted operating loss provides helpful information about the operating performance of our business apart from the expenses associated with our physical plant or capital structure. We believe it is appropriate to exclude depreciation, amortization and interest expense due to the variability of the timing of capital expenditures, estimated useful lives and fluctuation in interest rates. We exclude income taxes due to our tax losses and timing differences, so that certain periods will reflect a tax benefit, while others an expense, neither of which is reflective of our operating results. Because of the variety of equity awards used by companies, the varying methodologies for determining share-based payment expense and the subjective assumptions involved in those determinations, we believe excluding share-based payment expense enhances the ability of management and investors to compare our core operating results with those of similar companies in our industry.

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

There are limitations associated with the use of Adjusted operating loss in evaluating our company compared with net loss, which reflects overall financial performance. Adjusted operating loss does not reflect the impact on our financial results of (i) interest income, (ii) interest expense, (iii) income taxes, (iv) depreciation and amortization, (v) loss from de-leveraging transactions, (vi) loss from impairment of investments, (vii) equity in net loss of affiliate, (viii) minority interest, (ix) other income (expense) and (x) share-based payment expense, which are included in the computation of net loss. Users that wish to compare and evaluate our company based on our net loss should refer to our Consolidated Statements of Operations. Adjusted operating loss does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under United States generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. In addition, our measure of Adjusted operating loss may not be comparable to similarly titled measures of other companies.

The calculation of Adjusted operating loss is shown below (in thousands):

	Years ended December 31,
(in thousands, except percentages)	2007	2006	2005	2004	2003
Reconciliation of Net loss to Adjusted operating loss:
Net loss as reported	$(682,381)	$(718,872)	$(666,715)	$(642,368)	$(584,535)
Add back Net loss items excluded from Adjusted operating loss:
Interest income	(14,084)	(21,664)	(23,586)	(6,239)	(3,066)
Interest expense	116,605	121,304	107,791	85,757	110,349
Provision for (benefit from) deferred income taxes	(939)	(14)	2,330	27,317	—
Loss from de-leveraging transactions	3,693	122,189	27,552	76,621	24,749
Loss from impairment of investments	39,665	76,572	—	—	—
Equity in net loss of affiliate	16,491	23,229	482	—	—
Minority interest	11,532	—	—	—	—
Other (income) expense	(2,019)	(5,842)	(3,389)	(2,129)	(1,955)

Operating loss	(511,437)	(403,098)	(555,535)	(461,041)	(454,458)
Depreciation & amortization	187,196	168,880	145,870	147,165	158,317
Share-based payment expense	86,199	68,046	5,966	2,020	3,003

Adjusted operating loss	$(238,042)	$(166,172)	$(403,699)	$(311,856)	$(293,138)

(2)	We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those that are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments.
(3)	In addition to the Cash and cash equivalents available to the Company, the Company has a $250 million credit facility with a group of banks, of which $187.5 million has been drawn through February 28, 2008, and a $150 million credit facility with GM.
(4)	We have not declared or paid any dividends on our Class A common stock since our date of inception.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Each of XM and Sirius has made customary representations and warranties and covenants in the Merger Agreement. The completion of the Merger is subject to various closing conditions, including receiving certain regulatory and antitrust approvals (including from the Federal Communications Commission (“FCC”) and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended).

We filed a Notification and Report Form pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“the HSR Act”), with respect to the transactions contemplated by the Merger Agreement between XM and Sirius. On April 12, 2007, both we and Sirius received from the Department of Justice requests for additional information and documentary material relating to the merger, generally referred to as a “Second Request.” The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after we and Sirius have substantially complied with the Second Request. On September 4, 2007, each of XM and Sirius certified to the Department of Justice that it was in substantial compliance with the Second Request.

On March 20, 2007, we and Sirius filed a Consolidated Application for Authority to Transfer Control with the FCC with respect to the Merger Agreement. On June 8, 2007, the FCC released a Public Notice announcing that the application had been accepted for filing and establishing deadlines of July 9, 2007 for comments and July 24, 2007 for reply comments. On July 24, 2007, we and Sirius filed a reply to the comments to our merger application. On June 27, 2007, the FCC released a related Notice of Proposed Rule Making asking for comment on whether language in the FCC’s 1997 Order establishing the satellite radio service concerning the transfer of such licenses constitutes a binding rule and, if so, whether the FCC should waive, modify, or repeal the rule if the FCC determines that the proposed merger would serve the public interest. On November 2, 2007, we and Sirius each received from the FCC requests for more information and documentary material related to the proposed merger. On November 16, 2007, we and Sirius each submitted written responses and documents to the agency in response to these requests.

Executive Summary

We are America’s leading satellite radio service company, providing music, news, talk, information, entertainment and sports programming for reception by vehicle, home and portable radios nationwide and over the Internet to over 9.1 million subscribers to date. Our basic monthly subscription fee is $12.95. We believe XM Radio appeals to consumers because of our innovative and diverse programming, nationwide coverage, many commercial-free music channels and digital sound quality. Our channel lineup includes more than 170 digital channels of choice from coast to coast. We broadcast from our studios in Washington, DC, New York City, including Jazz at Lincoln Center, Chicago and the Country Music Hall of Fame in Nashville.

Our target market includes the more than 240 million registered vehicles including the 16.1 million new cars sold each year as well as the over 110 million households in the United States. Broad distribution of XM Radio through new automobiles and through mass market retailers is central to our business strategy. We are the leader in satellite-delivered entertainment and data services for new vehicles through partnerships with General Motors, Honda/Acura, Toyota/Lexus/Scion, Hyundai and Nissan/Infiniti, among others, and available in more than 140 different vehicle models for model year 2008. XM radios are available under various brand names at national consumer electronics retailers, such as Best Buy, Circuit City, Wal-Mart, Target and other national and regional retailers, as well as through our website. These mass market retailers support our expanded line of car stereo, home stereo, plug and play and portable handheld products.

Highlights

We summarize our business growth and operational results through the metrics of subscriber growth, revenue growth, ARPU, SAC, CPGA and Adjusted operating loss as follows:

•	Ending subscribers increased from 7.63 million at the end of the 2006 to 9.03 million at the end 2007.

•	Total revenue increased from $933.4 million in the year ended December 31, 2006 to $1,136.5 million in the year ended December 31, 2007, a 22% year over year increase.

•	Average monthly subscription revenue per subscriber (“ARPU”) increased from $10.09 in 2006 to $10.15 in 2007.

•	Subscriber Acquisition Costs (“SAC”) increased from $65 in 2006 to $75 in 2007.

•	Cost Per Gross Addition (“CPGA”) increased from $108 in 2006 to $121 in 2007.

•	Adjusted operating loss increased from $166.2 million in the year ended December 31, 2006 to $238.0 million in the year ended December 31, 2007.

•

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

We summarize our business growth and operational results through the metrics of subscriber data, revenue data, SAC, CPGA and Adjusted operating loss. Greater detail regarding these key metrics we use to monitor our business growth and our operational results are as follows:

	Years ended December 31,			2007 - 2006 Change		2006 - 2005 Change
	2007	2006	2005	Amount	%	Amount	%
Subscriber Data (in thousands, except percentages):
OEM Gross Subscriber Additions (1)	2,622	2,085	1,916	537	26%	169	9%
Retail Gross Subscriber Additions (2)	1,269	1,781	2,214	(512)	-29%	(433)	-20%

Total Gross Subscriber Additions (3)	3,891	3,866	4,130	25	1%	(264)	-6%
OEM Net Subscriber Additions (1)	1,213	884	981	329	37%	(97)	-10%
Retail Net Subscriber Additions (2)	185	812	1,723	(627)	-77%	(911)	-53%

Total Net Subscriber Additions (4)	1,398	1,696	2,703	(298)	-18%	(1,007)	-37%
Conversion Rate (5)	52.7%	53.3%	56.9%	(0.6)	-1%	(3.6)	-6%
Monthly Churn Rate (6)	1.75%	1.77%	1.46%	(0.02)	-1%	0.31	21%
OEM Subscribers	3,590	2,655	1,827	935	35%	828	45%
Retail Subscribers	4,552	4,380	3,582	172	4%	798	22%
Subscribers in OEM Promotional Periods	777	555	461	222	40%	94	20%
XM Activated Vehicles with Rental Car Companies	61	5	44	56	NM	(39)	-89%
Data Services Subscribers	46	33	19	13	39%	14	74%

Total Ending Subscribers (7)	9,027	7,629	5,933	1,398	18%	1,696	29%
Percentage of Ending Subscribers on Annual and Multi-Year Plans	44.8%	44.2%	42.4%	0.6	1%	1.8	4%
Percentage of Ending Subscribers on Family Plans	23.6%	22.5%	19.0%	1.1	5%	3.5	18%
Revenue Data (monthly average):
Subscription Revenue per Retail, OEM & Other Subscriber	$10.39	$10.37	$9.97	$0.02	0%	$0.40	4%
Subscription Revenue per Subscriber in OEM Promotional Periods	$6.15	$6.23	$5.79	$(0.08)	-1%	$0.44	8%
Subscription Revenue per XM Activated Vehicle with Rental Car Companies	$7.03	$5.96	$9.88	$1.07	18%	$(3.92)	-40%
Subscription Revenue per Subscriber of Data Services	$34.77	$31.74	$34.23	$3.03	10%	$(2.49)	-7%
Average Monthly Subscription Revenue per Subscriber (“ARPU”) (8)	$10.15	$10.09	$9.51	$0.06	1%	$0.58	6%
Net Ad Sales Revenue per Subscriber	$0.40	$0.43	$0.38	$(0.03)	-7%	$0.05	13%
Activation, Merchandise and Other Revenue per Subscriber	$0.93	$0.89	$0.68	$0.04	4%	$0.21	31%

Total Revenue per Subscriber	$11.48	$11.41	$10.57	$0.07	1%	$0.84	8%
Expense Data:
Subscriber Acquisition Costs (“SAC”) (9)	$75	$65	$65	$10	15%	$—	0%
Cost Per Gross Addition (“CPGA”) (10)	$121	$108	$109	$13	12%	$(1)	-1%
Adjusted operating loss (in thousands) (11)	$(238,042)	$(166,172)	$(403,699)	$(71,870)	43%	$237,527	-59%

(Certain totals may not add due to the effects of rounding)

NM — Not Meaningful

(1)	OEM subscribers include subscribers in OEM promotional periods as well as XM activated vehicles with rental car companies.
(2)	Retail subscribers include data services subscribers.
(3)	Gross Subscriber Additions are paying subscribers newly activated in the reporting period.
(4)	Net Subscriber Additions represent the total net incremental paying subscribers added during the period (Gross Subscriber Additions less disconnects).
(5)	Conversion Rate — See definition and further discussion under OEM Promotional Subscribers on page 39.
(6)	Monthly Churn Rate represents the average percentage of self-paying Retail, OEM & Other Subscribers that discontinued service during the month divided by the monthly weighted average ending subscribers. Monthly Churn Rate does not include OEM promotional period deactivations or deactivations resulting from the change-out of XM-enabled rental car activity.
(7)	Subscribers — See definition and further discussion under Subscribers on page 38.
(8)	Subscription Revenue includes monthly subscription revenues for our satellite audio service and data services, net of any promotions or discounts.
(9)	SAC — See definition and further discussion under Subscriber Acquisition Costs on page 44. The previously reported amount under the prior definition for the years ended December 31, 2006 and 2005 was $64 for each year.
(10)	CPGA — See definition and further discussion under Cost Per Gross Addition on page 45. The previously reported amount under the prior definition for the years ended December 31, 2006 and 2005 was $108 and $109, respectively.
(11)	Adjusted operating loss — See Reconciliation of Net Loss to Adjusted operating loss on page 46.

Results of Operations

	Years ended December 31,			2007 - 2006 Change		2006 - 2005 Change
(in thousands, except percentages)	2007	2006	2005	$	%	$	%
Revenue:
Subscription	$1,005,479	$825,626	$502,612	$179,853	22%	$323,014	64%
Activation	19,354	16,192	10,066	3,162	20%	6,126	61%
Merchandise	28,333	21,720	18,182	6,613	30%	3,538	19%
Net ad sales	39,148	35,330	20,103	3,818	11%	15,227	76%
Other	44,228	34,549	7,303	9,679	28%	27,246	373%

Total revenue	1,136,542	933,417	558,266	203,125	22%	375,151	67%

Variable costs of revenue (1):
Revenue share & royalties	256,344	149,010	93,874	107,334	72%	55,136	59%
Customer care & billing operations	126,776	104,871	76,222	21,905	21%	28,649	38%
Cost of merchandise	62,003	48,949	40,707	13,054	27%	8,242	20%
Ad sales	20,592	15,961	10,058	4,631	29%	5,903	59%

Total variable cost of revenue	465,715	318,791	220,861	146,924	46%	97,930	44%
Non-variable costs of revenue (2):
Satellite & terrestrial	54,434	49,019	42,355	5,415	11%	6,664	16%
Broadcast & operations:
Broadcast	26,602	23,049	16,609	3,553	15%	6,440	39%
Operations	38,465	34,683	24,460	3,782	11%	10,223	42%

Total broadcast & operations	65,067	57,732	41,069	7,335	13%	16,663	41%
Programming & content	183,900	165,196	101,008	18,704	11%	64,188	64%

Total non-variable cost of revenue	303,401	271,947	184,432	31,454	12%	87,515	47%

Total cost of revenue	769,116	590,738	405,293	178,378	30%	185,445	46%
Other operating expenses:
Research & development	33,077	37,428	31,218	(4,351)	-12%	6,210	20%
General & administrative	150,109	88,626	43,864	61,483	69%	44,762	102%
Retention & support	44,580	31,842	22,275	12,738	40%	9,567	43%
Subsidies & distribution	259,143	224,862	245,593	34,281	15%	(20,731)	-8%
Advertising & marketing	178,743	164,379	182,438	14,364	9%	(18,059)	-10%
Amortization of GM liability	26,015	29,760	37,250	(3,745)	-13%	(7,490)	-20%
Depreciation & amortization	187,196	168,880	145,870	18,316	11%	23,010	16%

Total other operating expenses	878,863	745,777	708,508	133,086	18%	37,269	5%

Total operating expenses	1,647,979	1,336,515	1,113,801	311,464	23%	222,714	20%

Operating loss	(511,437)	(403,098)	(555,535)	(108,339)	27%	152,437	-27%
Other income (expense):
Interest income	14,084	21,664	23,586	(7,580)	-35%	(1,922)	-8%
Interest expense	(116,605)	(121,304)	(107,791)	4,699	-4%	(13,513)	13%
Loss from de-leveraging transactions	(3,693)	(122,189)	(27,552)	118,496	-97%	(94,637)	343%
Loss from impairment of investments	(39,665)	(76,572)	—	36,907	-48%	(76,572)	NM
Equity in net loss of affiliate	(16,491)	(23,229)	(482)	6,738	-29%	(22,747)	NM
Minority interest	(11,532)	—	—	(11,532)	0%	—	0%
Other income (expense)	2,019	5,842	3,389	(3,823)	-65%	2,453	72%

Net loss before income taxes	(683,320)	(718,886)	(664,385)	35,566	-5%	(54,501)	8%
(Provision for) benefit from deferred income taxes	939	14	(2,330)	925	NM	2,344	-101%

Net loss	$(682,381)	$(718,872)	$(666,715)	$36,491	-5%	$(52,157)	8%

	Years ended December 31,			2007 - 2006 Change		2006 - 2005 Change
(in thousands, except percentages)	2007	2006	2005	$	%	$	%
Reconciliation of Net loss to Adjusted operating loss:
Net loss as reported	$(682,381)	$(718,872)	$(666,715)	$36,491	-5%	$(52,157)	8%
Add back Net loss items excluded from Adjusted operating loss:
Interest income	(14,084)	(21,664)	(23,586)	7,580	-35%	1,922	-8%
Interest expense	116,605	121,304	107,791	(4,699)	-4%	13,513	13%
Provision for (benefit from) deferred income taxes	(939)	(14)	2,330	(925)	NM	(2,344)	-101%
Loss from de-leveraging transactions	3,693	122,189	27,552	(118,496)	-97%	94,637	343%
Loss from impairment of investments	39,665	76,572	—	(36,907)	-48%	76,572	NM
Equity in net loss of affiliate	16,491	23,229	482	(6,738)	-29%	22,747	NM
Minority interest	11,532	—	—	11,532	0%	—	0%
Other (income) expense	(2,019)	(5,842)	(3,389)	3,823	-65%	(2,453)	72%

Operating loss	(511,437)	(403,098)	(555,535)	(108,339)	27%	152,437	-27%
Depreciation & amortization	187,196	168,880	145,870	18,316	11%	23,010	16%
Share-based payment expense	86,199	68,046	5,966	18,153	27%	62,080	NM

Adjusted operating loss (3)	$(238,042)	$(166,172)	$(403,699)	$(71,870)	43%	$237,527	-59%

NM — Not Meaningful

(1)	Variable costs of revenue are costs that vary with fluctuations in revenue generating activity such as changes in the number of subscribers, the number of advertising spots sold, the quantity of merchandise sold or changes in rates.
(2)	Non-variable costs of revenue are costs of revenue that generally do not vary with fluctuations in revenue generating activity such as changes in the number of subscribers, the number of advertising spots sold, the quantity of merchandise sold or changes in rates.
(3)	Adjusted operating loss is net loss before interest income, interest expense, income taxes, depreciation and amortization, loss from de-leveraging transactions, loss from impairment of investments, equity in net loss of affiliate, minority interest, other income (expense) and share-based payment expense. This non-GAAP measure should be used in addition to, but not as a substitute for, the analysis provided in the statement of operations. We believe Adjusted operating loss is a useful measure of our operating performance and improves comparability between periods. Adjusted operating loss is a significant basis used by management to measure our success in acquiring, retaining and servicing subscribers because we believe this measure provides insight into our ability to grow revenues in a cost-effective manner. We believe Adjusted operating loss is a calculation used as a basis for investors, analysts and credit rating agencies to evaluate and compare the periodic and future operating performances and value of our company and similar companies in our industry.

Because we have funded the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. We believe Adjusted operating loss provides helpful information about the operating performance of our business apart from the expenses associated with our physical plant or capital structure. We believe it is appropriate to exclude depreciation, amortization and interest expense due to the variability of the timing of capital expenditures, estimated useful lives and fluctuation in interest rates. We exclude income taxes due to our tax losses and timing differences, so that certain periods will reflect a tax benefit, while others an expense, neither of which is reflective of our operating results. Because of the variety of equity awards used by companies, the varying methodologies for determining share-based payment expense and the subjective assumptions involved in those determinations, we believe excluding share-based payment expense enhances the ability of management and investors to compare our core operating results with those of similar companies in our industry.

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

There are limitations associated with the use of Adjusted operating loss in evaluating our company compared with net loss, which reflects overall financial performance. Adjusted operating loss does not reflect the impact on our financial results of (i) interest income, (ii) interest expense, (iii) income taxes, (iv) depreciation and amortization, (v) loss from de-leveraging transactions, (vi) loss from impairment of investments, (vii) equity in net loss of affiliate, (viii) minority interest, (ix) other income (expense) and (x) share-based payment expense, which are included in the computation of net loss. Users that wish to compare and evaluate our company based on our net loss should refer to our Consolidated Statements of Operations. Adjusted operating loss does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under United States generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. In addition, our measure of Adjusted operating loss may not be comparable to similarly titled measures of other companies.

The following table sets forth select performance measures on a per subscriber basis and as a percentage of total revenue:

Years ended December 31,				Years ended December 31,
2007	2006	2005		2007	2006	2005
(Annual Amount per Average Subscriber) (1)				(Percentage of Total Revenue)
$136	$138	$122	Total revenue	100%	100%	100%
121	122	110	Subscription revenue	88	88	90
5	5	4	Net ad sales	3	4	4
92	87	88	Total cost of revenue	68	63	73
31	22	20	Revenue share & royalties	23	16	17
15	15	17	Customer care & billing operations	11	11	14
7	7	9	Satellite & terrestrial	5	5	8
8	9	9	Broadcast & operations	6	6	7
22	24	22	Programming & content	16	18	18
4	6	7	Research & development	3	4	6
18	13	10	General & administrative	13	9	8
61	66	106	Total marketing	45	48	87
5	5	5	Retention & support	4	3	4
31	33	54	Subsidies & distribution	23	24	44
21	24	40	Advertising & marketing	16	18	33
29	25	88	Adjusted operating loss (2)	21	18	72

(1)	Average subscriber is calculated as the average of the beginning and ending subscriber balances for each period.
(2)	Adjusted operating loss — See definition and further discussion under Adjusted Operating Loss on page 46.

Subscribers

Subscribers — Subscribers are those who are receiving and have agreed to pay for our service, including those who are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. We count radios individually as subscribers. Retail subscribers consist primarily of subscribers who purchased their radio at retail outlets, distributors, or through XM’s direct sales efforts. OEM subscribers are self-paying subscribers whose XM radio was installed by an OEM and are not currently in OEM promotional programs. OEM promotional subscribers are subscribers who receive a fixed period of XM service where XM receives revenue from the OEM for the trial period following the initial purchase or lease of the vehicle. In situations where XM receives no revenue from the OEM during the trial period, the subscriber is not included in XM’s subscriber count. At the time of sale, some vehicle owners receive a three month prepaid trial subscription. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. The automated activation program provides activated XM radios on dealer lots for test drives but XM does not include these vehicles in its subscriber count. XM’s OEM partners generally indicate the inclusion of three months of XM service on the window sticker of XM-enabled vehicles. XM, historically and including the 2006 model year, receives a negotiated rate for providing audio service to rental car companies. Beginning with the 2007 model year, XM entered into marketing arrangements which govern the rate which XM receives for providing audio service on certain rental fleet vehicles. Data services subscribers are those subscribers that are receiving services that include stand-alone XM WX Satellite Weather service, stand-alone XM Radio Online service and stand-alone NavTraffic service. Stand-alone XM WX Satellite Weather service packages range in price from $29.99 to $99.99 per month. Stand-alone XM Radio Online service is $7.99 per month. Stand-alone NavTraffic service is $9.95 per month. XM generally charges a range of $9.99 - $11.87 per month for its audio service for annual and multi-year plans and $6.99 per month for a family plan.

Subscribers are the primary source of our revenues. We target the over 240 million registered vehicles and over 110 million households in the United States. As of December 31, 2007, we had 9.03 million subscribers, which includes 8.19 million self-paying subscribers, 0.78 million subscribers in OEM promotion periods (typically ranging from three months to one year in duration) paid in part by the vehicle manufacturers and 0.06 million paying XM activated vehicles with rental car companies. The retail subscriber base fluctuates with, among other things, our promotional activities as well as the impact of seasonality and the impact of churn on our subscriber base. OEM subscriber growth is driven primarily by the number of XM-enabled vehicles manufactured and with OEM promotional activity.

Commercial Subscribers — Beginning in the first quarter of 2008, we will exclude substantially all of our commercial subscribers (approximately 17,000 as of December 31, 2007) in our subscription total. This change is the result of a transition of the management of our XM for business sales and service to a third party vendor that will assume our current and future commercial subscriber contracts. The transition of these subscribers will not be treated as a deactivation and therefore will not impact our monthly churn rate. We will no longer recognize Subscription revenue on commercial subscribers; instead, we will recognize a royalty fee from the third party vendor which will be recorded as Other revenue.

OEM Promotional Subscribers — OEM promotional subscribers are subscribers who receive a fixed period of XM service where XM receives revenue from the OEM for the trial period following the initial purchase or lease of the vehicle. In situations where XM receives no revenue from the OEM during the trial period, the subscriber is not included in XM’s subscriber count. At the time of sale, vehicle owners generally receive a three month prepaid trial subscription. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure the success of these promotional programs included in our OEM promotional subscriber count based on the percentage of new promotional subscribers that elect to receive the XM service and convert to self-paying subscribers after the initial promotion period. We refer to this as the “conversion rate.” We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications and become self-paying subscribers. As of December 31, 2007, XM was available on over 140 different vehicle models for model year 2008, with approximately 100 of those as standard equipment and approximately 110 of those offered as OEM factory-installed options. As of December 31, 2007, XM’s OEM partners represented over 60% of the U.S. auto market.

•

Twelve Months Ended: December 31, 2007 vs. December 31, 2006. Gross subscriber additions for 2007 and 2006 were 3.9 million in each year. Net subscriber additions for 2007 were 1.4 million compared to 1.7 million for 2006. The churn rate decreased to 1.75% from 1.77%.

OEM Subscribers — Gross OEM subscriber additions for 2007 were 2.6 million compared to 2.1 million for 2006. Net OEM subscriber additions for 2007 were 1.2 million compared to 0.9 million for 2006. We attribute the increase in net OEM subscriber additions primarily to an increase in gross OEM subscriber additions, partially offset by churn on a larger subscriber base. The conversion rate for 2007 was 52.7% compared to 53.3% for 2006. Starting in the third quarter of 2006, we no longer include certain rental car fleets (approximately 75,000 activated vehicles as of December 31, 2007) in our subscription total due to a marketing program with certain rental fleet partners for 2007 and 2008 model year vehicles.

Retail Subscribers — Gross retail subscriber additions for 2007 were 1.3 million compared to 1.8 million for 2006. Gross retail subscriber additions were negatively impacted by increased competition from multiple competitors and devices, including the proliferation of audio entertainment choices that contributed to the overall slower growth in the satellite radio category. Net retail subscriber additions for 2007 were 0.2 million compared to 0.8 million for 2006. We attribute the decrease in net retail subscriber additions to fewer gross retail subscriber additions and churn on a larger subscriber base.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. Gross subscriber additions for 2006 were 3.9 million compared to 4.1 million for 2005. Net subscriber additions for 2006 were 1.7 million compared to 2.7 million for 2005. The churn rate increased to 1.77% from 1.46%.

OEM Subscribers — Gross OEM subscriber additions for 2006 were 2.1 million compared to 1.9 million for 2005. Net OEM subscriber additions for 2006 were 0.9 million compared to 1.0 million for 2005. We attribute the decrease in net OEM subscriber additions primarily to churn on a larger subscriber base and a higher churn rate. We partially attribute the increase in the churn rate to the termination of our previous customer service provider and transition to a new customer service provider in 2006. The conversion rate for 2006 was 53.3% compared to 56.9% for 2005. Starting in the third quarter of 2006, we no longer include certain rental car fleets (approximately 39,000 activated vehicles as of December 31, 2006) in our subscription total. This change is a result of a new marketing program that we implemented with certain rental fleet partners for 2007 model year vehicles. The goal of this program is to increase the number of rental cars equipped with XM radios and expose more potential customers to our service.

Retail Subscribers — Gross retail subscriber additions for 2006 were 1.8 million compared to 2.2 million for 2005. Gross retail subscriber additions were negatively impacted by a reduction in product availability as a result of actions taken to bring XM devices into compliance with applicable FCC emission limits (see “Legal Proceedings” in Item 3. to Part I of this Form 10-K), a general weakening demand for satellite radio and competitive pressures. Net retail subscriber additions for 2006 were 0.8 million compared to 1.7 million for 2005. We attribute the decrease in net retail subscriber additions to churn on a larger subscriber base, a higher churn rate and fewer gross retail subscriber additions. We partially attribute the increase in the churn rate to the termination of our previous customer service provider and transition to a new customer service provider.

Revenue and Variable Cost of Revenue

Subscription Revenue — Subscription revenue consists primarily of our monthly subscription fees for our satellite audio service and data services charged to consumers, commercial establishments and fleets, which are recognized as the service is provided. Revenues received for promotional service programs are included in Subscription revenue. Our subscriber arrangements are generally cancelable without penalty. Subscription revenue growth is predominantly driven by the growth in our subscriber base and to a lesser extent is affected by fluctuations in ARPU.

•

Twelve Months Ended: December 31, 2007 vs. December 31, 2006. Subscription revenue increased $179.9 million or 22%. This increase was due primarily to the 18% increase in ending subscribers. During 2007 and 2006, Subscription revenue included $48.0 million and $41.6 million, respectively, from related parties for subscription fees paid under OEM promotional agreements.

•

Twelve months Ended: December 31, 2006 vs. December 31, 2005. Subscription revenue increased $323.0 million or 64%. This increase was due primarily to the 29% increase in ending subscribers and our April 2, 2005 30% rate increase, partially offset by an increase in subscribers on discount plans and family plans. In February 2005 we announced that effective April 2, 2005 we were expanding our basic service package and increasing our monthly subscription price to $12.95 from $9.99. Existing customers were able to lock in a discounted rate by signing up for a pre-paid plan of up to five years prior to mid-April 2005. The expanded basic service now includes the Internet service XM Radio Online (previously $3.99 per month) and the Virus Channel (previously $1.99 per month and formerly known as the High Voltage Channel), both of which were premium services prior to this change. During 2006 and 2005, Subscription revenue included $41.6 million and $35.0 million, respectively, from related parties for subscription fees paid under OEM promotional agreements.

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

•

Twelve Months Ended: December 31, 2007 vs. December 31, 2006. ARPU increased slightly as the effect of the addition of new subscribers at higher rates and the transition of existing subscribers to higher rates was partially offset by an increase in the percentage of subscribers on discount plans (annual, multi-year and family) as well as the revenue impact of certain marketing campaigns, which costs are treated as a reduction to revenue. An increase in the basic monthly subscription price became effective for all billing cycles on or after April 2, 2005, and therefore, is being implemented over time. The percentage of subscribers as of December 31, 2007 on ‘annual and multi-year plans’ and family plans increased to 44.8% and 23.6% from 44.2% and 22.5%, respectively, compared to December 31, 2006.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. ARPU increased as a result of the addition of new subscribers at the new rates as well as the effect of the transition of existing subscribers to the new rates. The increase in the monthly subscription price became effective for all billing cycles on or after April 2, 2005, and therefore, was being implemented over time. The effect of the April 2005 basic plan rate increase was diluted partially by an increase in the percentage of subscribers on discount plans (annual, multi-year and family) as well as the revenue impact of certain marketing campaigns, which costs are treated as a reduction to revenue. The percentage of subscribers at December 31, 2006 on ‘annual and multi-year plans’ and family plans increased to 44.2% and 22.5% from 42.4% and 19.0%, respectively, compared to December 31, 2005.

Revenue Share & Royalties — Revenue share & royalties includes performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM, and royalties paid to radio technology providers and revenue share expenses associated with manufacturing and distribution partners and content providers. These costs are driven primarily by the growth in our subscriber revenue and net ad sales and subscriber base and to a lesser extent by other contracts with various partners. We expect these costs to continue to increase with the growth in subscription and net ad sales revenue and the growth in overall subscribers, but may fluctuate throughout the year based on new agreements and the renegotiation of existing contracts.

•

Twelve Months Ended: December 31, 2007 vs. December 31, 2006. These costs increased $107.3 million or 72%, and have increased as a percentage of total revenue and on an annual amount per average subscriber basis. This dollar increase was primarily driven by an increase in shared revenue with distribution partners, an increase in performance rights royalties due mainly to an increase in royalty rates as a result of the Copyright Royalty Board arbitration ruling that was effective retroactively to the beginning of 2007 and an increase in costs related to settlements with certain parties in an ongoing suit regarding XM radios with advanced recording functionality (see “Legal Proceedings “ in Item 3. to Part I of this Form 10-K).

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs increased $55.1 million or 59%, and have increased on an annual amount per average subscriber basis, while decreasing as a percentage of total revenue. The dollar increase was primarily driven by an increase in shared revenue with distribution partners and increase in royalties due to increased subscription and net ad sales revenue and increased subscribers.

Customer Care & Billing Operations — Customer care & billing operations includes expenses from customer care functions as well as internal information technology costs associated with subscriber management applications. These costs are primarily driven by the growth of our subscriber base.

•

Twelve Months Ended: December 31, 2007 vs. December 31, 2006. These costs increased $21.9 million or 21%, but have remained relatively flat as a percentage of total revenue and on an annual amount per average subscriber basis. This dollar increase was driven primarily by our subscriber growth that resulted in increased support costs. In addition, personnel costs increased compared to the same period in 2006.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs increased $28.6 million or 38%, but have decreased as a percentage of total revenue and on an annual amount per average subscriber basis. The increase was driven primarily by our subscriber growth and resulted in increased support costs, bad debt expense and credit card processing fees and to a lesser extent, a change in customer service providers for which we incurred certain termination and transition costs.

Gross profit on merchandise revenue — We calculate gross profit on merchandise revenue as Merchandise revenue less Cost of merchandise. For the years ended December 31, 2007, 2006 and 2005, gross profit on merchandise revenue was ($33.7) million, ($27.2) million and ($22.5) million, respectively. We consider gross profit on merchandise revenue a cost of acquiring subscribers through our direct sales channel and include it as a component of SAC.

Merchandise Revenue — We record Merchandise revenue from direct sales to consumers through XM’s online store and XM’s direct-to-consumer programs as well as any inventory sales.

•

Twelve Months Ended: December 31, 2007 vs. December 31, 2006. Merchandise revenue increased $6.6 million or 30%, and was driven primarily by sales of component inventory to manufacturers of our radios and additional shipping revenue.

•	Twelve Months Ended: December 31, 2006 vs. December 31, 2005. Merchandise revenue increased $3.5 million or 19%.

Cost of Merchandise — Cost of merchandise consists primarily of the cost of radios and accessories related to XM’s direct-to-consumer sales efforts, including hardware manufacturer subsidies, and related fulfillment costs. These costs are primarily driven by the volume of radios sold, which are affected by promotional programs. We expect these costs to fluctuate throughout the year based on the volume, price and model mix of radios sold.

•

Twelve Months Ended: December 31, 2007 vs. December 31, 2006. These costs increased $13.1 million or 27%. This dollar increase was primarily the result of an increase in the volume of radios sold as well as $11.4 million in excess and obsolete inventory charges.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs increased $8.2 million or 20%. The increase is primarily the result of $4.9 million in excess and obsolete inventory charges and an increase in per unit subsidies and fulfillment costs.

Gross profit on net ad sales revenue — We calculate gross profit on net ad sales revenue as Net ad sales revenue less Ad sales expense. For the years ended December 31, 2007, 2006 and 2005, gross profit on net ad sales revenue was $18.6 million, $19.4 million and $10.0 million, respectively. Gross profit on net ad sales revenue decreased due to an overall softness in radio advertising as well as an increase in costs associated with supporting Net ad sales revenue. For the years ended December 31, 2007, 2006 and 2005, gross margin on net ad sales revenue was 47.4%, 54.8% and 50.0%, respectively.

Net Ad Sales Revenue — Net ad sales revenue consists of sales of advertisements and program sponsorships on the XM network that are recognized in the period in which they are broadcast. Net ad sales revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Net ad sales revenue is presented net of agency commissions.

•

Twelve Months Ended: December 31, 2007 vs. December 31, 2006. Net ad sales revenue increased $3.8 million or 11%. This dollar increase was driven by increased spending by certain existing advertisers as well as the addition of new advertisers and increased rates driven by a larger subscriber base, all within the context of an overall softness in radio advertising.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. Net ad sales revenue increased $15.2 million or 76%. This growth was driven by increased spending by existing advertisers as well as the addition of new advertisers and increased rates driven by a larger subscriber base.

Ad Sales Expense — Ad sales expense consists of direct costs associated with the generation of Net ad sales revenue, including production, staffing and marketing.

•	Twelve Months Ended: December 31, 2007 vs. December 31, 2006. These costs increased $4.6 million or 29%. This dollar increase was driven by the costs associated with supporting Net ad sales revenue.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs increased $5.9 million or 59%. The increase is primarily the result of additional headcount and ad sales barter expense. In addition, we recognized $2.4 million in Ad sales expense for share-based payment expense pursuant to the adoption of SFAS No. 123R effective January 1, 2006.

Other Revenue — Other revenue consists primarily of revenue related to various agreements with XM Canada, as well as other miscellaneous revenue that includes content licensing fees and billing fees.

•	Twelve Months Ended: December 31, 2007 vs. December 31, 2006. Other revenue increased $9.7 million or 28%. This increase was primarily driven by an increase in content licensing fees.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. Other revenue increased $27.2 million or 373%. This growth was primarily driven by a $15.8 million increase related to the various agreements with XM Canada and $4.4 million in content licensing fees. For a further discussion of our agreements with XM Canada, see Note 14 under the heading “Related Party Transactions”, of the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K.

Non-variable Cost of Revenue

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

•

Twelve Months Ended: December 31, 2007 vs. December 31, 2006. These costs increased $5.4 million or 11%, but have remained relatively flat as a percentage of total revenue and on an annual amount per average subscriber basis. This dollar increase was primarily driven by insurance, operating and performance incentives of XM-4, which was launched in October 2006.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs increased $6.7 million or 16%, but have decreased as a percentage of total revenue and on an annual amount per average subscriber basis. This dollar increase was primarily the result of an increase in in-orbit satellite insurance expense, operating costs, and performance incentives related to XM-3, which was launched in February 2005, as well as such expenses related to

XM-4, which was launched in October 2006. In addition, we recognized $2.6 million in Satellite & terrestrial expense for share-based payment expense pursuant to the adoption of SFAS No. 123R effective January 1, 2006.

Broadcast & Operations — Broadcast and operations include costs associated with the management and maintenance of systems and facilities as well as information technology expense. Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content via satellite broadcast, web, wireless and other new distribution platforms. The advertising trafficking (scheduling and insertion) functions are also included. Operations expense includes facilities and information technology expense.

•

Twelve Months Ended: December 31, 2007 vs. December 31, 2006. These costs increased $7.3 million or 13%, but have remained relatively flat as a percentage of total revenue and on an annual amount per average subscriber basis. The $3.5 million increase in Broadcast expenses was driven primarily by increased personnel costs and other costs associated with new content initiatives and enhancements to and maintenance of the broadcast systems infrastructure. The $3.8 million increase in Operations expenses was driven primarily by an increase in personnel costs and general operating costs associated with expanded facilities and accompanying infrastructure.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs increased $16.7 million or 41%, but have remained relatively flat as a percentage of revenue and on an annual amount per average subscriber basis. The $6.5 million increase in Broadcast expenses was driven primarily by increased costs associated with new content initiatives and enhancements to and maintenance of the broadcast systems infrastructure. The $10.2 million increase in Operations expenses was driven primarily by an increase in the general operating costs associated with expanded facilities and accompanying infrastructure.

Programming & Content — Programming & content includes the creative, production and licensing costs associated with our over 170 channels of XM-original and third party content. We view Programming & content expenses as a cost of attracting and retaining subscribers. Programming & content includes staffing costs and fixed payments for third party content, which are primarily driven by programming initiatives. These expenses have increased over time and have varied on a per subscriber basis. We expect these costs to increase next year as the full year impact of new 2007 contracts are recognized and as new contracts are added in 2008.

•

Twelve Months Ended: December 31, 2007 vs. December 31, 2006. These costs increased $18.7 million or 11%, but have decreased as a percentage of total revenue and on an annual amount per average subscriber basis. This dollar increase was driven primarily by costs in support of new programming initiatives. In addition, personnel costs increased compared to the same period in 2006.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs increased $64.2 million or 64%, and have increased on an annual amount per average subscriber basis, while remaining relatively flat as a percentage of total revenue. This dollar increase was driven primarily by costs in support of new programming initiatives as well as the full period effects of expenses from other programming initiatives launched throughout 2005. In addition, we recognized $10.9 million in Programming & content expense for share-based payment expense pursuant to the adoption of SFAS No. 123R effective January 1, 2006.

Other Operating Expenses

Research & Development — Research & development expense primarily includes the cost of new product development, chipset design, software development and engineering. We expect these costs to continue to fluctuate based on the nature and timing of research and development activities.

•

Twelve Months Ended: December 31, 2007 vs. December 31, 2006. These costs decreased $4.4 million or 12%, and have decreased as a percentage of total revenue and on an annual amount per average subscriber basis. This dollar decrease was driven primarily by lower development costs, partially offset by an increase in personnel costs.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs increased $6.2 million or 20%, but have decreased as a percentage of revenue and on an annual amount per average subscriber basis. This dollar increase was driven primarily by an increase in Research & development expense for share-based payment expense pursuant to the adoption of SFAS No. 123R effective January 1, 2006 offset partially by lower engineering builds, which included the design of new products launched during 2006.

General & Administrative — General & administrative expense primarily includes management’s salaries and benefits, professional fees, general business insurance, as well as other corporate expenses. The growth in these costs has been predominantly driven by personnel costs, professional fees, infrastructure expenses to support our growing subscriber base, as well as merger related costs. We expect these costs to decrease due to the resolution of various legal proceedings and regulatory inquires (see “Legal Proceedings” in Item 3. to Part I of this Form 10-K) during 2007 and anticipated reductions in costs associated with merger related activities.

•

Twelve Months Ended: December 31, 2007 vs. December 31, 2006. These costs increased $61.5 million or 69%, and have increased as a percentage of total revenue and on an annual amount per average subscriber basis. This dollar increase was driven primarily by $29.5 million in costs related to the pending merger with Sirius, $16.5 million in legal fees associated with various legal proceedings and regulatory inquiries and $8.1 million in compensation expense as a result of the departure of our former Chief Executive Officer.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs increased $44.8 million or 102%, and have increased as a percentage of revenue and on an annual amount per average subscriber basis. This dollar increase was driven primarily by an increase in General & administrative expense for share-based payment expense pursuant to the adoption of SFAS No. 123R effective January 1, 2006; as well as headcount, consulting fees and legal fees associated with various legal proceedings and regulatory inquiries.

Retention & Support — Retention & support expense primarily includes payroll and payroll related costs of our sales and marketing employees.

•

Twelve Months Ended: December 31, 2007 vs. December 31, 2006. These costs increased $12.7 million or 40%, and have remained relatively flat as a percentage of total revenue and on an annual amount per average subscriber basis. This dollar increase was driven primarily by an increase in personnel costs.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs increased $9.6 million or 43%, but have remained relatively flat as a percentage of revenue and on an annual amount per average subscriber basis. This dollar increase was driven primarily by an increase in Retention & support expense for share-based payment expense pursuant to the adoption of SFAS No. 123R effective January 1, 2006.

Subsidies & Distribution — These direct costs include the subsidization of radios manufactured, commissions for the sale and activation of radios and certain promotional costs. These costs are primarily driven by the volume of XM-enabled vehicles manufactured, the sales and activations of radios through our retail channel as well as promotional activities associated with the sale of XM radios. We expect these costs to fluctuate throughout the year and vary in relationship to our gross subscribers and with changes in the volume of the manufacture, installation, sale and activation of radios, which historically has been significant during the fourth quarter.

•

Twelve Months Ended: December 31, 2007 vs. December 31, 2006. These costs increased $34.3 million or 15%, but have decreased as a percentage of total revenue and on an annual amount per average subscriber basis. This dollar increase was driven primarily by an increase in the number of OEM radios installed and activated under our automotive contracts, partially offset by decreases in hardware subsidies and promotions.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs decreased $20.7 million or 8%, and have decreased as a percentage of total revenue and on an annual amount per average subscriber basis. This dollar decrease was driven primarily by a reduction in the number of retail radios sold and activated.

Subscriber Acquisition Costs — Subscriber acquisition costs include Subsidies & distribution and the negative gross profit on merchandise revenue. Subscriber acquisition costs are divided by gross additions to calculate what we refer to as “SAC.”

•

Twelve Months Ended: December 31, 2007 vs. December 31, 2006. During 2007 and 2006, we incurred subscriber acquisition costs of $292.8 million and $252.1 million, respectively. SAC for 2007 and 2006 was $75 and $65, respectively. The increase in SAC is primarily due to increased factory installations by our OEM partners, partially offset by a reduction in certain retail subsidies and distribution costs.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. During 2006 and 2005, we incurred subscriber acquisition costs of $252.1 million and $268.1 million, respectively. SAC for 2006 and 2005 remained unchanged at $65.

Advertising & Marketing — Advertising & marketing includes advertising, media and other discretionary marketing expenses. These activities drive our sales, establish our brand recognition, and facilitate our growth. We achieve success in these areas through coordinated marketing campaigns that include retail advertising through various media, cooperative advertising with our retail and OEM partners, sponsorships and ongoing market research. We expect these costs to continue to fluctuate based on the timing of our activities.

•

Twelve Months Ended: December 31, 2007 vs. December 31, 2006. These costs increased $14.4 million or 9%, but have decreased as a percentage of total revenue and on an annual amount per average subscriber basis. This dollar increase was driven primarily by the costs associated with the termination of a contract with one of our partners, and to a lesser extent, an increase in media and production expense.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs decreased $18.1 million or 10%, and have decreased as a percentage of total revenue and on an annual amount per average subscriber basis. This dollar decrease was primarily driven by a decrease in media spending during 2006 as compared to 2005, which included a substantial increase to counter competitive pressures.

Cost Per Gross Addition (“CPGA”) — CPGA costs include the amounts in SAC, as well as Advertising & marketing. These costs are divided by the gross additions for the period to calculate CPGA. CPGA costs do not include marketing staff (included in Retention & support) or the amortization of the GM guaranteed payments (included in Amortization of GM liability).

•

Twelve Months Ended: December 31, 2007 vs. December 31, 2006. During 2007 and 2006, we incurred CPGA costs of $471.6 million and $416.5 million, respectively. CPGA for 2007 and 2006 was $121 and $108, respectively. The increase in CPGA is attributable to the increase in SAC and the increase in Advertising & marketing.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. During 2006 and 2005, we incurred CPGA expenses of $416.5 million and $450.6 million, respectively. CPGA for 2006 and 2005 was $108 and $109, respectively. The decrease in CPGA is due primarily to the reductions in advertising and marketing.

Depreciation & Amortization — Depreciation and amortization expense primarily relates to our satellites, ground support systems that include our terrestrial repeater network, broadcast facilities and computer hardware and software. We expect these costs to decrease as we have completed the deployment of our in-orbit satellite network and XM-1 and XM-2 will be fully depreciated by the end of the 1st quarter of 2008.

•

Twelve Months Ended: December 31, 2007 vs. December 31, 2006. These costs increased $18.3 million or 11%. This dollar increase was primarily due to a higher depreciable asset base, reflecting a full year of depreciation on XM-4, which was placed into service in December 2006, capital spending for system development, computer hardware, software and leased equipment.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs increased $23.0 million or 16%. The increase was primarily due to a higher depreciable asset base, reflecting a full year of depreciation on XM-3, which was placed into service in April 2005, higher capital spending for system development, computer hardware, software and leased equipment.

Provision for Deferred Income Taxes — In 2004, we recorded a deferred tax liability related to indefinite lived assets that are amortized and deducted for tax purposes but are not amortized under United States generally accepted accounting principles. We will continue to incur $2.3 million in annual tax provisions as the indefinite lived assets are amortized for tax purposes over the next 11 years.

•

Twelve Months Ended: December 31, 2007 vs. December 31, 2006. For 2007 and 2006, we recognized a net deferred tax benefit related to transactions recorded in other comprehensive income or loss, which was partially offset by the deferred tax provision for 2006 and 2007 related to our indefinite lived assets. The net deferred tax benefit for 2007 was $0.9 million.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. For 2006, we recognized a deferred tax benefit related to the cumulative translation adjustment on our investment in XM Canada, which offset the deferred tax provision for 2006 related to our indefinite lived assets. The net deferred tax benefit for 2006 was $14,000.

Non-operating Income and Expenses

Non-operating Income and Expense — Non-operating income and expense consists primarily of net costs associated with financing and cash management activities, Loss from impairment of investments, Equity in net loss of affiliate, and Minority interest. Net costs associated with financing and cash management activities include Interest income, Interest expense and Loss from de-leveraging transactions.

•

Twelve Months Ended: December 31, 2007 vs. December 31, 2006. Non-operating expenses decreased $143.9 million or 46%. The decrease was primarily due to a decrease of $118.5 million in Loss from de-leveraging transactions due to the absence of major refinancing transactions during 2007 and a decrease of $36.9 million in Loss from impairment of investments as a result of lower impairment charges recorded on our investments in XM Canada and WorldSpace, Inc. (“WSI”), offset partially by an increase of $11.5 million in Minority interest expense as a result of consolidating a variable interest entity under FIN No. 46(R) during 2007.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. Non-operating expenses increased $206.9 million or 190%. The increase was primarily due to an increase of $94.6 million in Loss from de-leveraging transactions as a result of current year de-leveraging charges of $122.2 million recorded to retire debt with carrying values, including accrued interest, of $568.2 million, an increase of $76.6 million in Loss from impairment of investments as a result of other than temporary decreases in the fair values of our investments in XM Canada and WSI, an increase of $13.5 million in Interest expense as a result of de-leveraging related costs recognized as Interest expense and an increase of $22.7 million as a result of a full year’s recognition of our 23.33% proportional share of XM Canada’s results which began in the fourth quarter of 2005.

Adjusted Operating Loss

Adjusted Operating Loss — Adjusted operating loss is net loss before interest income, interest expense, income taxes, depreciation and amortization, loss from de-leveraging transactions, loss from impairment of investments, equity in net loss of affiliate, minority interest, other income (expense) and share-based payment expense. This non-GAAP measure should be used in addition to, but not as a substitute for, the analysis provided in the statement of operations. We believe Adjusted operating loss is a useful measure of our operating performance and improves comparability between periods. Adjusted operating loss is a significant basis used by management to measure our success in acquiring, retaining and servicing subscribers because we believe this measure provides insight into our ability to grow revenues in a cost-effective manner. We believe Adjusted operating loss is a calculation used as a basis for investors, analysts and credit rating agencies to evaluate and compare the periodic and future operating performance and value of our company and similar companies in our industry.

Because we have funded the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. We believe Adjusted operating loss provides helpful information about the operating performance of our business apart from the expenses associated with our physical plant or capital structure. We believe it is appropriate to exclude depreciation, amortization and interest expense due to the variability of the timing of capital expenditures, estimated useful lives and fluctuation in interest rates. We exclude income taxes due to our tax losses and timing differences, so that certain periods will reflect a tax benefit, while others an expense, neither of which is reflective of our operating results. Because of the variety of equity awards used by companies, the varying methodologies for determining share-based payment expense and the subjective assumptions involved in those determinations, we believe excluding share-based payment expense enhances the ability of management and investors to compare our core operating results with those of similar companies in our industry.

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

There are limitations associated with the use of Adjusted operating loss in evaluating our company compared with net loss, which reflects overall financial performance. Adjusted operating loss does not reflect the impact on our financial results of (i) interest income, (ii) interest expense, (iii) income taxes, (iv) depreciation and amortization, (v) loss from de-leveraging transactions, (vi) loss from impairment of investments, (vii) equity in net loss of affiliate, (viii) minority interest, (ix) other income (expense) and (x) share-based payment expense, which are included in the computation of net loss. Users that wish to compare and evaluate our company based on our net loss should refer to our Consolidated Statements of Operations. Adjusted operating loss does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under United States generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. In addition, our measure of Adjusted operating loss may not be comparable to similarly titled measures of other companies.

•

Twelve Months Ended: December 31, 2007 vs. December 31, 2006. Adjusted operating loss increased by $71.9 million or 43%, and has increased as a percentage of total revenue. The increase in Adjusted operating loss is primarily related to the $181.1 million increase in Cost of revenue (excluding a $2.7 million decrease in share-based payment expense), $62.9 million increase in General & administrative (excluding a $1.4 million decrease in share-based payment expense) and $25.1 million increase in Subsidies & distribution (excluding a $9.2 million increase in share-based payment expense). The overall increase was offset partially by a $203.1 million increase in Total revenue.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. Adjusted operating loss decreased by $237.5 million or 59%, and has decreased as a percentage of total revenue. The decrease as a percentage of total revenue reflects our ability to leverage greater revenue across our fixed cost base. The decrease in Adjusted operating loss is primarily related to the $323.0 million increase in Subscription revenue, $27.2 million increase in Other revenue, $15.2 million increase in Net ad sales revenue, $6.1 million increase in Merchandise revenue, $20.7 million decrease in Subsidies & distribution $18.1 million decrease in Advertising & marketing and $7.5 million decrease in Amortization of GM liability. This increase was offset partially by a $164.6 million increase in Cost of revenue (excluding a $20.8 million increase in share-based payment expense) and $18.4 million increase in General & administrative (excluding a $26.4 million increase in share-based payment expense).

Liquidity and Capital Resources

Overview

The growth in demand for our products and services has required and will continue to require us to invest significant amounts in our business. Since inception through December 31, 2007, we have raised proceeds of $4.5 billion, net of offering costs, through equity and debt offerings. Our ability to become profitable depends upon many factors, some of which are identified below under the caption entitled “Future Operating Liquidity and Capital Resource Requirements.” Our principal sources of liquidity are our existing cash and cash equivalents and cash receipts for pre-paid subscriptions. We also have access to significant liquidity through our bank revolving credit facility (of which $187.5 million has been drawn through February 28, 2008) and our GM credit facility. We have significant outstanding contracts and commercial commitments that need to be paid in cash or through credit facilities over the next several years. These contractual commitments are comprised of subsidies and distribution costs, rights and royalty fees, revenue share arrangements, programming costs, repayment of long-term debt, satellite related costs, lease payments and service payments. Our ability to become profitable also depends upon other factors identified below under the caption entitled “Future Operating Liquidity and Capital Resource Requirements.”

The following table presents a summary of our cash flows, beginning and ending cash balances for years ended December 31, 2007, 2006 and 2005 (in thousands, except percentages):

	Years Ended December 31,			2007 - 2006 Change		2006 - 2005 Change
	2007	2006	2005	$	%	$	%
Cash flows used in operating activities	$(154,730)	$(462,091)	$(166,717)	$307,361	-67%	$(295,374)	177%
Cash flows used in investing activities	(131,515)	(264,447)	(206,123)	132,932	-50%	(58,324)	28%
Cash flows provided by financing activities	224,715	233,763	365,964	(9,048)	-4%	(132,201)	-36%

Net increase (decrease) in cash and cash equivalents	(61,530)	(492,775)	(6,876)	431,245	-88%	(485,899)	NM
Cash and cash equivalents at beginning of period	218,216	710,991	717,867	(492,775)	-69%	(6,876)	-1%

Cash and cash equivalents at end of period	$156,686	$218,216	$710,991	$(61,530)	-28%	$(492,775)	-69%

NM — Not Meaningful

Operating Activities — Operating activities primarily consist of net loss adjusted for certain non-cash items including depreciation, amortization, net non-cash loss on conversion of notes, non-cash loss on equity-based investments, share-based payment expense and the effect of changes in working capital.

•

During 2007, net cash used in operating activities was $154.7 million, consisting of a net loss of $682.4 million adjusted for net non-cash expenses of $356.3 million and $171.3 million provided by working capital as well as other operating activities. Included in cash provided by working capital is a $87.7 million increase in Subscriber deferred revenue, as a result of subscribers signing up for discounted annual and multi-year pre-payment plans and $73.5 million increase in Accounts payable, accrued expenses and other liabilities.

•

During 2006, net cash used in operating activities was $462.1 million, consisting of a net loss of $718.9 million adjusted for net non-cash expenses of $505.6 million, $4.5 million gain on sale of fixed assets and $244.3 million used in working capital as well as other operating activities. Included in cash used in working capital is a $102.2 million decrease in Accounts payable, accrued expenses and other liabilities, a $205.0 million increase in Prepaid and other assets due primarily to the $237.0 million prepayment of our liability to GM and a $37.5 million increase in Accounts receivable; partially offset by a $66.6 million increase in Subscriber deferred revenue, as a result of subscribers signing up for discounted annual and multi-year pre-payment plans and a $37.6 million decrease in Prepaid programming content.

•

During 2005, net cash used in operating activities was $166.7 million, consisting of a net loss of $666.7 million adjusted for net non-cash expenses of $266.3 million and $233.7 million provided by working capital as well as other operating activities. Included in cash provided by working capital is a $208.3 million increase in Subscriber deferred revenue, as a result of subscribers signing up for discounted annual and multi-year pre-payment plans, $125.8 million increase in current trade liabilities and accruals due to the expansion of general business operations, partially offset by a $47.0 million increase in Prepaid and other assets and $54.3 million in Prepaid programming content.

Investing Activities — Investing activities primarily consist of capital expenditures and proceeds from the sale of equipment.

•

During 2007, net cash used in investing activities was $131.5 million, consisting of $133.3 million in capital expenditures for the construction of XM-5 and computer systems infrastructure, partially offset by $1.8 million received from the maturity of restricted investments.

•

During 2006, net cash used in investing activities was $264.4 million, primarily consisting of $275.0 million in capital expenditures for the construction of XM-4, computer systems infrastructure and building improvements, offset by $7.2 million in proceeds received from the sale of terrestrial repeaters to XM Canada and $3.4 million in proceeds received from the maturity of restricted investments.

•

During 2005, cash used in investing activities was $206.1 million, primarily consisting of $179.8 million in capital expenditures and $25.3 million used to purchase an equity investment. Capital expenditures consisted primarily of expenditures for the construction and launch of XM-3 and the construction and launch of XM-4, computer systems infrastructure and broadcast facilities, and the construction of the backup uplink facility during 2005.

Financing Activities — Financing activities primarily consist of proceeds from debt and equity financings, issuance of common stock pursuant to stock option exercises, and repayments of debt.

•

During 2007, net cash provided by financing activities was $224.7 million; consisting of $288.5 million of proceeds from financing of a consolidated variable interest entity offset partially by the repayment of $38.9 million related to the mortgages on our corporate facilities, $13.7 million in capital lease payments and $9.5 million in payments made to our minority interest holder.

•

During 2006, net cash provided by financing activities was $233.8 million; primarily consisting of $600.0 million provided by the issuance of unsecured 9.75% Senior Notes due 2014, $200.0 million provided by the issuance of unsecured Senior Floating Rate Notes due 2013 and $6.4 million in proceeds from the exercise of warrants and stock options; offset primarily by the repayment of $186.5 million of 14% Senior Secured Discount Notes due 2009, $100.0 million of 12% Senior Secured Notes due 2010 and $200.0 million of Senior Secured Floating Rate Notes due 2009, as well as $27.4 million in premiums associated with the above-mentioned retired debt. In addition to the debt repayment, all shares of Series B preferred stock were redeemed for $24.0 million and $21.5 million of deferred financing costs were paid in conjunction with the new debt issuances.

•

During 2005, net cash provided by financing activities was $366.0 million, primarily consisting of net proceeds of $300.0 million provided by the issuance of approximately 9.7 million shares of Class A common stock, $100.0 million from the issuance of 1.75% Convertible Senior Notes from an over-allotment option that was exercised in January 2005 offset by the repayment of the remaining $22.8 million principal balance of 14% Senior Secured Notes due 2010 and the repayment of $15.0 million principal balance of 12% Senior Secured Notes due 2010.

Future Operating Liquidity and Capital Resource Requirements

Our projected funding requirements are based on our current business plan, which in turn is based on our operating experience to date and our available resources. We are pursuing a business plan designed to increase subscribers and revenues while maintaining reasonable subscriber acquisition costs in the long-term. Our plan contemplates our focusing on the new automobile market where we have relationships with automobile manufacturers, the continuing introduction of innovative yet affordable technology in the retail market and the use of our more productive distribution channels.

Provided that we meet the revenue, expense and cash flow projections of our current business plan, we expect to be fully funded and not need additional liquidity to continue operations beyond our existing assets, credit facilities and cash generated by operations; our current business plan is based on estimates regarding expected future costs, expected future revenue and assumes the refinancing or renegotiating of certain of our obligations as they become due, including the maturity of our existing credit facilities and $400 million of convertible notes in 2009. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Any of these factors may increase our need for funds, which would require us to seek additional financing, which financing may not be available on favorable terms or at all, to continue implementing our current business plan. In addition, we may seek additional financing, such as the sale of additional equity and debt securities, to undertake initiatives not contemplated by our current business plan or for other business reasons, or seek to refinance or renegotiate certain of our other obligations.

In the event of unfavorable future developments we may not be able to raise additional funds on favorable terms or at all. Our ability to obtain additional financing or refinancing depends on several factors; including future market conditions, our success or lack of success in developing, implementing and marketing our satellite audio service and data services, our future creditworthiness and restrictions contained in agreements with our investors or lenders. If we fail to obtain necessary financing on a timely basis, a number of adverse effects could occur, or we may have to revise our business plan.

Our merger agreement with Sirius restricts our ability to incur additional debt financing beyond existing credit facilities (or equivalent funding) and limits the amount of new equity we can issue, in each case without approval from Sirius. Sirius is under similar restrictions not to incur new debt or issue additional equity beyond agreed limits without our approval.

On February 13, 2007, we entered into a sale-leaseback transaction with respect to the transponders on the XM-4 satellite, which was launched in October 2006 and placed into service during December 2006. We received net proceeds of $288.5 million from the transaction, of which $44 million (inclusive of interest) was used to retire outstanding mortgages on real property and the remainder of which provides additional liquidity available for working capital and general corporate purposes. For a further discussion, see Note 9, of the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K under the heading “Debt of Consolidated Variable Interest Entity”.

Commitments and Contingencies — We are obligated to make significant payments under a variety of contracts and other commercial arrangements, including the following:

•

Long-term debt — For a further discussion of long-term debt, see Note 9 of the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K. Based on the various terms of our long-term debt, our ability to redeem any long-term debt is limited. We have and may continue to take advantage of opportunities to refinance existing indebtedness or reduce our level of indebtedness in exchange for issuing equity securities, if these transactions can be completed on favorable terms.

•

Major League Baseball® — We have a multi-year agreement with Major League Baseball® (“MLB”) to broadcast MLB games live nationwide. In the first quarter of 2007, we made a payment in the amount of $60.0 million for the 2007 season and will pay $60.0 million per year thereafter through 2012. MLB has the option to extend the agreement for the 2013, 2014 and 2015 seasons at the same $60.0 million annual compensation rate. We will also make incentive payments to MLB for XM subscribers obtained through MLB and baseball club verifiable promotional programs. No stock or warrants were included in this agreement. The agreement requires us to deposit $120.0 million into escrow, which represents the amounts due for the 2011 and 2012 seasons, or furnish other credit support in such amount. In July 2006, we furnished a $120.0 million two-year surety bond to MLB as part of an amendment to the agreement with MLB that permitted us to provide various types of credit support in lieu of its $120.0 million escrow deposit requirement. If we are unable to renew this bond or obtain other credit support acceptable to MLB, there can be no assurance that we will not have to deposit funds to meet the escrow deposit requirement.

•

Satellite Contracts — We successfully launched our fourth satellite (“XM-4”) into geosynchronous transfer orbit on October 30, 2006 and handover of the satellite occurred in December 2006. In February 2007, we entered into a sale leaseback transaction for the transponders on XM-4. Under our existing satellite construction and launch contracts, remaining costs for the construction and launch of our fifth satellite (“XM-5”) are expected to be $32.0 million in 2008 and $31.2 million in 2009. These costs exclude launch insurance and in-orbit performance incentives. Our contractual agreements for our satellites are more fully described in Note 17 of the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K under the heading “Satellite System”.

•

Programming Agreements — We have also entered into various long-term programming agreements. Under the terms of these agreements, we are obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. During the years ended December 31, 2007, 2006 and 2005, we incurred expenses of $166.7 million, $158.0 million and $90.8 million, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase next year as the full year impact of new 2007 contracts are recognized and as new contracts are added in 2008. The amount of future costs related to these agreements cannot be estimated, but are expected to be substantial. Of these amounts, $22.6 million, $16.1 million and $5.6 million, are included in Revenue Share & Royalties, and $9.1 million, $17.5 million, and $10.2 million, are included in Advertising & Marketing during the years ended December 31, 2007, 2006 and 2005, respectively.

•

Marketing & Distribution Agreements — We have entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, we are obligated to provide incentives, subsidies and commissions to other entities that include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. We subsidize the manufacture of certain component parts of XM radios in order to provide attractive pricing to our customers. The subsidies are generally charged to expense when the radios are activated with XM service. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the years ended December 31, 2007, 2006 and 2005, we incurred expenses of $145.4 million, $176.6 million and $198.8 million, respectively, in relation to these agreements, excluding expenses related to GM.

•

Royalty Agreements — We have entered into fixed and variable revenue share payment agreements with performance rights organizations that generally expire at the end of 2012. During the years ended December 31, 2007, 2006 and 2005, we incurred expenses of $93.0 million, $37.4 million and $22.0 million, respectively, in relation to these agreements. For a further discussion of license fees for music rights, see above under the heading “ Risk Factors — We must maintain and pay license fees for music rights, and we may have disputes with copyright holders”.

•

Lease obligations — We have noncancelable operating leases for terrestrial repeater sites, office space, and software and noncancelable capital leases for equipment that expire over the next fifteen years. For a further discussion of leases, see Note 17 of the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K.

•

General Motors Distribution Agreement — We have a long-term distribution agreement with General Motors (“GM”). During the term of the agreement, which expires in 2013, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. Under the distribution agreement, we are required to make a subscriber acquisition payment to GM for each person who becomes and remains an XM subscriber through the purchase of a GM vehicle.

In April 2006, we amended the distribution agreement pursuant to which we made a prepayment in May 2006 in the amount of $237.0 million to GM to retire at a discount $320.3 million of the remaining fixed payment obligations that would have come due in 2007, 2008 and 2009. The April 2006 amendments eliminated our ability to make up to $35.0 million of subscriber acquisition payments in shares of our Class A common stock. As of December 31, 2007, we had $26.0 million of current related party prepaid expense and $123.6 million of non-current related party prepaid expense in connection with the guaranteed fixed payments, as the result of the $237.0 million prepayment in May 2006. In February 2008, we entered into an amended and restated agreement with GM that folds together the previously separate distribution and credit agreements with GM. The amended and restated agreement’s terms remain substantially similar to those of the previously separate agreements, except for the establishment of a new minimum pre-marketing cash flow threshold for 2008 that we will need to meet in order to make draws under the GM credit facility in 2009.

In order to encourage the broad installation of XM radios in GM vehicles, we have agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to our service. We must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than eight million GM vehicles with installed XM radios (at which point the percentage remains constant). Revenue share expense is recognized as the related subscription revenue is earned. As of December 31, 2007, we had $54.6 million of current related party prepaid expense and $14.0 million of non-current related party prepaid expense in connection with this revenue sharing arrangement. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which we must reimburse GM. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius’ radio service. The agreement is subject to renegotiation at two-year intervals, beginning in November 2005, if GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving our service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years are the lesser of 600,000 units per year or amounts proportionate to target market shares in the satellite digital radio service industry. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, by November 2007 and at two-year intervals thereafter, we fail to achieve and maintain specified minimum market share levels in the satellite digital radio service industry. We believe we were exceeding the minimum levels at December 31, 2007. For the years ended December 31, 2007, 2006 and 2005, we incurred total costs of $303.8 million, $224.2 million and $206.1 million, respectively, under the distribution agreement.

•

Customer Service Providers — We have entered into agreements with service providers for customer care functions to subscribers of our service. Employees of these service providers have access to our customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquiries from subscribers. We pay an hourly rate for each customer care representative supporting our subscribers. During the years ended December 31, 2007, 2006 and 2005, we incurred $57.5 million, $50.7 million, and $29.7 million, respectively, in relation to services provided for customer care functions.

•

XM-4 Satellite Lease obligation — In February 2007, we entered into a sale-leaseback transaction of the transponders on the XM-4 satellite. Under the terms of the lease, we are obligated to make payments that total $437.4 million over the nine year base lease term. For a further discussion, see Note 9, of the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K under the heading, “Debt of Consolidated Variable Interest Entity”.

The following table represents our cash contractual obligations as of December 31, 2007:

(in thousands)	2008	2009	2010	2011	2012	2013 +	Total
Long-term debt (1)	$9,153	$442,779	$8,733	$38,995	$132,971	$860,915	$1,493,546
Major League Baseball® agreement (2)	180,000	60,000	60,000	—	—	—	300,000
Satellites (3)	32,020	31,224	—	—	—	—	63,244
Other operating agreements (4)	97,781	69,745	56,544	55,210	50,832	42,033	372,145
Operating lease obligations	20,540	20,473	17,562	7,411	3,168	3,817	72,971
Payments to minority interest holder	10,120	5,816	5,270	10,897	133	38,344	70,580

Total	$349,614	$630,037	$148,109	$112,513	$187,104	$945,109	$2,372,486

(1)	Excludes interest payments. Amounts due in 2009 include the maturity of our $400.0 million aggregate principal amount at maturity of 1.75% Convertible Senior Notes due 2009. Amounts due in 2012 include payments of $133.0 million on the debt of our consolidated variable interest entity. In February 2008, we borrowed $187.5 million under our revolving credit facility, which matures in May 2009.
(2)

Excludes up to $180.0 million payable in the event Major League Baseball® (“MLB”) exercises its option to extend the Agreement by up to three additional years. We expect to provide ongoing credit support in lieu of making the $120.0 million escrow deposit requirement in 2008, which would reduce the 2008 obligation to $60.0 million.

(3)	Excludes financing charges, in-orbit incentives and launch insurance.
(4)	Other operating agreements include programming, marketing and royalty agreements.

The long-term debt payments due in 2009 include the maturity of our $400.0 million aggregate principal amount at maturity of 1.75% Convertible Senior Notes due 2009, which have a conversion price of $50 per share. If we draw the full $400.0 million available under the bank and GM facilities, then we will have $800.0 million of indebtedness that comes due in 2009, including $400.0 million of 1.75% Convertible Senior Notes. Although we expect to refinance our indebtedness that is maturing in 2009, there can be no assurance we will be able to complete such refinancing on favorable terms or at all. The long-term debt payments due in 2012 include payments of $133.0 million on the debt of our consolidated variable interest entity. The long-term debt payments due in 2013 and beyond include the maturity of our $600.0 million aggregate principal amount at maturity of 9.75% Senior Notes due 2014 and the maturity of our $200.0 million aggregate principal amount at maturity of Senior Floating Notes due 2013.

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

Critical Accounting Estimates

The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Critical accounting estimates are those estimates and assumptions that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change. Senior management has discussed with the audit committee of the board of directors the development and selection of estimates and assumptions for the following:

•

Useful Life of Satellites and Spacecraft Control Facilities — Following the launches of XM-1 and XM-2, we extended their expected useful lives from the initial design life of 15 years to 17.5 years based upon updated technical estimates from our satellite provider. Subsequently, due to solar array degradation, we adjusted the estimated useful life of XM-1 and XM-2 down through the first quarter of 2008 or to approximately 6.75 years from launch. Prior to the completion of its construction, XM-3 was modified to correct the solar array degradation issues experienced by XM-1 and XM-2; XM-3 was launched in February 2005 and is being depreciated over a useful life of 15 years. XM-4, which transponders were the subject of a sale-leaseback transaction, was placed into service in December 2006 and is being depreciated over the lease life of 9 years, which is shorter than its estimated useful life. At December 31, 2007, the combined carrying value of XM-1, XM-2, XM-3 and XM-4 is $463.5 million. Although there can be no assurance, we do not believe there is a reasonable likelihood that there will be a material change in the estimated lives of our satellites and spacecraft control facilities; however, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses that could be material. If we were to revise our estimates, for example, a 10% decrease in the expected useful lives of satellites and spacecraft control facilities during 2007 would result in approximately $9.9 million dollars of additional depreciation expense.

•

Valuation of investment in DARS License — Pursuant to SFAS No. 142 — Goodwill and Other Intangible Assets (“SFAS No. 142”), our DARS license is an intangible asset deemed to have an indefinite useful life due to the cash flows it is expected to generate which will continue indefinitely. The DARS license has a renewable eight-year term; however, the administrative fees necessary to renew the license are not expected to be substantial and to date we have met all of the established milestones specified in the DARS license agreement. We test our DARS license annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our test consists of comparing the carrying amount of our DARS license to its fair value which is estimated based on a discounted cash flow analysis. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to value our DARS license; however, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses that could be material. As of December 31, 2007, our DARS license was not impaired based on our discounted cash flow analysis which indicates that the estimated fair value substantially exceeds our carrying value of $141.4 million.

•

Amounts owed to Distributors and Manufacturers — Amounts owed to manufacturing and distribution partners are expensed during the period in which the triggering event occurs which includes but is not limited to the manufacture, sale, and/or activation of the radio unit. Recognition of these amounts requires estimates of distributor and radio manufacturer triggering activity due to a lag in receiving actual data from our various business partners. Historically, we have not had any material changes to our estimates. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate amounts owed to distributors and radio manufacturers; however, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses that could be material. If we were to revise our estimates, for example, a 10% increase in the estimated expense during 2007 would result in the recognition of approximately $2.0 million dollars of additional Subsidies and Distribution expense.

•

Share-Based Payment Expense — We measure and record compensation expense for three share-based payment plans under SFAS No. 123(R). The fair value of awards for our stock option and stock purchase plans is measured at the date of grant using a Black-Scholes option pricing model and the fair value of awards for our restricted stock plans is based on the market price of our common stock on the date of grant. In determining fair value using the Black-Scholes option pricing model, management is required to make certain estimates of the key assumptions that include expected life, expected volatility, dividend yields and risk free interest rates. The estimate of these key assumptions involves judgment regarding subjective future expectations of market price and trends. The assumptions for expected term and expected volatility have the most significant effect on calculating the fair value of share-based awards. We use our historical experience to determine expected life. The expected volatility is based on implied volatility, as management has determined that implied volatility better reflects the market’s expectation of future volatility than historical volatility. During 2007, we substantially reduced the amount of options granted that would be subject to these estimates and assumptions. SFAS No. 123(R) requires forfeitures to be estimated. Our estimate of forfeitures is based on our historical activity, which we believe is indicative of expected forfeitures. In subsequent periods if the actual rate of forfeitures differs from our estimate, the forfeiture rates are revised. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our share-based payment expense; however, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses that could be material. During 2007, we recognized approximately $64.2 million dollars of Share-based payment expense related to our three share-based payment plans.

•

Valuation Allowances against Deferred Tax Assets — We determine deferred tax assets and liabilities based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the enacted tax rate expected to be applied when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which the net operating loss and credit carryovers and differences between financial statement carrying amounts and their respective tax bases become deductible. In determining a valuation allowance, we consider past performance, expected future taxable income and prudent and feasible tax planning strategies. We currently have a full valuation allowance that has been established against the entire deferred tax asset, as we have concluded that the deferred tax assets will not be realized due to the uncertainty of sufficient taxable income beyond the foreseeable future. Our forecast of expected future taxable income is based on historical taxable income and projections of future taxable income over the periods that the deferred tax assets are deductible. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. may cause us to change our judgments of future taxable income. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our valuation allowance against deferred tax assets; however, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses that could be material. As of December 31, 2007, the valuation allowance against deferred tax assets was $1,537.5 million dollars.

Recent Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2 of the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fair Value of Financial Instruments — The carrying value of the following financial instruments approximates fair value because of their short maturities: cash and cash equivalents, accounts receivable, due from related parties, accounts payable, accrued expenses, accrued satellite liability, due to related parties and restricted investments.

The estimated fair value of our long-term debt is determined by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers or quoted market prices at the reporting date for the traded debt securities. As of December 31, 2007, the carrying value of our long-term debt was $1,489.8 million, compared to an estimated fair value of $1,515.7 million. The estimated fair value of our long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

Interest Rate Risk — As of December 31, 2007, we had $1,489.8 million of total debt, of which $1,289.8 million was fixed-rate debt and $200.0 million was variable-rate debt. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. An increase of 100 basis points in the interest rate applicable to the $200.0 million of variable-rate debt as of December 31, 2007 would result in an increase of $2.0 million in our annual interest expense. We believe that our exposure to interest rate risk is not material to our results of operations.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of XM Satellite Radio Holdings Inc., including Consolidated Balance Sheets as of December 31, 2007 and 2006, and Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity (Deficit) and Consolidated Statements of Cash Flows for the three-year period ended December 31, 2007 and Notes to the Consolidated Financial Statements, and Consolidated Financial Statement Schedule together with reports thereon of KPMG LLP, dated February 28, 2008, are attached hereto as pages F-1 through F-58.

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. During the three months ended December 31, 2007, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has made a comprehensive review, evaluation and assessment of our internal control over financial reporting as of December 31, 2007. The standard measures adopted by management in making its evaluation are the measures in the Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”).

Based upon review and evaluation, our management has concluded that our internal control over financial reporting is effective at December 31, 2007 and that there were no material weaknesses in our internal control over financial reporting as of that date. The Company’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

ITEM 9B.    OTHER INFORMATION

Borrowing under Revolving Credit Facility. On February 27, 2008, we borrowed $187.5 million or 75% of the amount available under our $250 million revolving credit facility with a group of banks. The proceeds will be used for general corporate purposes, including our annual payment to Major League Baseball and the 2007 payment under the Copyright Royalty Board proceeding, both due in March, as well as our record label settlements. Interest under the loan is initially 4.75% and is based on 9-month LIBOR. All amounts drawn under the facility are due on May 5, 2009 and are secured by a lien on substantially all of our assets. As a result of drawing 75% of the amount available under the revolving credit facility, we now have full access to the $150 million credit facility provided by General Motors, which may be used only for payments to GM and matures in December 2009.

Amendment to Employment Agreement-Chairman. Effective February 27, 2008, we entered into an amendment to the employment agreement of Gary Parsons, our Chairman, to extend the term of the agreement to June 30, 2008.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information is incorporated herein by reference to our definitive 2008 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information is incorporated herein by reference to our definitive 2008 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information is incorporated herein by reference to our definitive 2008 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information is incorporated herein by reference to our definitive 2008 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information is incorporated herein by reference to our definitive 2008 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Consolidated Financial Statements and reports of independent registered public accounting firm for XM Satellite Radio Holdings Inc. are included in Item 8. of this Form 10-K:

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2007, 2006 and 2005.

(a)(2) The following Consolidated Financial Statement Schedule is filed as part of this report and attached hereto as page F-58:

Schedule II — Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulations of the Commission have been included in the Consolidated Financial Statements of XM Satellite Radio Holdings Inc. or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of February 19, 2007, by and among Sirius Satellite Radio Inc., Vernon Merger Corporation and XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed February 21, 2007).

3.1^	Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc.

3.2	Amended and Restated Bylaws of XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed December 19, 2006).

3.3	Restated Certificate of Incorporation of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.4	Amended and Restated Bylaws of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.5	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Amendment No. 1 to XM’s Registration Statement on Form S-3, File No. 333-89132).

3.6	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.7	Amendments to the Amended and Restated By-Laws of XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed December 7, 2007).

4.1	Form of Certificate for XM’s Class A common stock (incorporated by reference to Exhibit 3 to XM’s Registration Statement on Form 8-A filed on September 23, 1999).

4.2	Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. as Issuer and United States Trust Company of New York as Warrant Agent (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.3	Warrant Registration Rights Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. and Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

Exhibit No.	Description
4.4	Form of Warrant (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.5	Rights Agreement, dated as of August 2, 2002, between XM and Equiserve Trust Company as Rights Agent (incorporated by reference to XM’s Current Report on Form 8-K filed on August 2, 2002).

4.6	Security Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

4.7	Amended and Restated Security Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

4.8	Intercreditor and Collateral Agency Agreement (General Security Agreement), dated as of January 28, 2003, by and among the noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

4.9	Intercreditor and Collateral Agency Agreement (FCC License Subsidiary Pledge Agreement), dated as of January 28, 2003, by and among the noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

4.10	Warrant Agreement, dated as of January 28, 2003, between XM Satellite Radio Holdings Inc. and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

4.11	Amended and Restated Amendment No. 1 to Rights Agreement, dated as of January 22, 2003, by and among XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

4.12	Form of 10% Senior Secured Discount Convertible Note due 2009 (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

4.13	Global Common Stock Purchase Warrant (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

4.14	First Amendment to Security Agreement, dated as of June 12, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.15	Warrant to purchase XM Satellite Radio Holdings Inc. Class A Common Stock, dated July 31, 2003, issued to Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.16	Amendment No. 2 to Rights Agreement between XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to XM’s Current Report on Form 8-K filed on April 21, 2004).

4.17	Indenture, dated as of November 23, 2004, between XM Satellite Radio Holdings Inc. and the Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K filed on November 23, 2004).

4.18	Registration Rights Agreement, dated as of November 23, 2004, between XM Satellite Radio Holdings Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed on November 23, 2004).

4.19	Form of 1.75% Senior Convertible Note Due 2009 (incorporated by reference to XM’s Current Report on Form 8-K filed on November 23, 2004).

4.20	Amendment No. 3, dated as of February 19, 2007, to the Rights Agreement, dated as of August 2, 2002, between XM Satellite Radio Holdings Inc. and Computershare Investor Services, LLC, as successor rights agent to Equiserve Trust Company, N.A. (incorporated by reference to XM’s Current Report on Form 8-K filed on February 21, 2007).

Exhibit No.	Description
10.1*	Third Amended and Restated Shareholders and Noteholders Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.2	Second Amended and Restated Registration Rights Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.3^*	Technology Licensing Agreement by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999.

10.4*	Intentionally omitted.

10.5^	Form of Indemnification Agreement between XM Satellite Radio Holdings Inc. and each of its directors and executive officers.

10.6	1998 Shares Award Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-106827).

10.7^	Form of Employee Non-Qualified Stock Option Agreement.

10.8	Employee Stock Purchase Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-106827).

10.9^	Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999.

10.10^	Non-Qualified Stock Option Agreement between Hugh Panero and XM Satellite Radio Holdings Inc., dated July 1, 1998, as amended.

10.11^	Form of Director Non-Qualified Stock Option Agreement.

10.12*	Joint Development Agreement, dated February 16, 2000, between XM Satellite Radio Inc. and Sirius Satellite Radio Inc. (incorporated by reference to XM’s quarterly report on Form 10-Q for the quarter ended March 31, 2000).

10.13	XM Satellite Radio Holdings Inc. Talent Option Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-65022).

10.14	Assignment and Novation Agreement, dated as of December 5, 2001, between Holdings, XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed on December 6, 2001).

10.15*	Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Amendment No. 1 to XM’s Registration Statement on Form S-3, File No. 333-89132).

10.16*	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed on December 6, 2001).

10.17	Amended and Restated Note Purchase Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.18	Amendment No. 1 to Note Purchase Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

10.19	Amended and Restated Director Designation Agreement, dated as of February 1, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

Exhibit No.		Description
10.20		GM/DIRECTV Director Designation Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc., General Motors Corporation and DIRECTV Enterprises LLC (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

10.21		Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

10.22		Intentionally omitted.

10.23		Form of 2003 Executive Stock Option Agreement (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.24	*	Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.25	*	July 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.26	*	Contract for Launch Services, dated August 5, 2003, between Sea Launch Limited Partnership and XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.27		Amendment No. 1 to Amended and Restated Director Designation Agreement, dated as of September 9, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to XM’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2003).

10.28		December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.29		Intentionally omitted.

10.30		Intentionally omitted.

10.31		Form of Amendment to Third Amended and Restated Shareholders and Noteholders Agreement, dated as of January 13, 2004, by and among XM Satellite Radio Holdings Inc. and the parties thereto (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.35		Form of Employment Agreement, dated as of August 6, 2004, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Gary Parsons (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.36		Form of Employment Agreement, dated as of August 6, 2004, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Hugh Panero (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.37		Form of 2004 Non-Qualified Stock Option Agreement (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.38		Form of Restricted Stock Agreement for executive officers (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.39		Employment Agreement, dated as of July 20, 2006, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. and Nathaniel A. Davis (incorporated by reference to XM’s Current Report on Form 8-K filed July 24, 2006).

Exhibit No.		Description
10.40		Indenture, dated as of May 1, 2006, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and The Bank of New York, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006).

10.41		Indenture, dated as of May 1, 2006, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and The Bank of New York, as trustee, relating to the Senior Floating Rate Notes due 2013 (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006).

10.42		Form of 9.75% Senior Note due 2014 (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006).

10.43		Form of Senior Floating Rate Note due 2013 (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006).

10.44		Intentionally omitted.

10.45		Intentionally omitted.

10.46		Credit Agreement, dated May 5, 2006, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Credit Suisse Securities (USA) LLC, as Syndication Agent, and Citigroup Global Markets Inc., as Documentation Agent (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.47		Lease Agreement, dated as of February 13, 2007, by and between Wells Fargo Bank Northwest, as Owner Trustee, and XM Satellite Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed February 14, 2007).

10.48		Participation Agreement, dated as of February 13, 2007, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., Satellite Leasing (702-4), LLC, as Owner Participant, Wells Fargo Bank Northwest, as Owner Trustee and Lessor, and The Bank of New York, as Indenture Trustee, and the note purchasers named therein (incorporated by reference to XM’s Current Report on Form 8-K filed February 14, 2007).

10.49		Transponder Purchase Agreement, dated as of February 13, 2007, by and between XM Satellite Radio Holdings Inc. and Wells Fargo Bank Northwest in its capacity as Owner Trustee (incorporated by reference to XM’s Current Report on Form 8-K filed February 14, 2007).

10.50		Guaranty, dated as of February 13, 2007, made by XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and XM Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed February 14, 2007).

10.51		Indenture, dated as of February 13, 2007, between Wells Fargo Bank Northwest, as Owner Trustee, and The Bank of New York, as Indenture Trustee (incorporated by reference to XM’s Current Report on Form 8-K filed February 14, 2007).

10.52		Form of 10% senior secured note (incorporated by reference to XM’s Current Report on Form 8-K filed February 14, 2007).

10.53^	*	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communications, Inc.

10.54		Amendment No. 1 to Employment Agreement, dated as of April 4, 2007, between Gary Parsons and XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed April 10, 2007).

10.55		Amendment No. 1 to Employment Agreement, dated as of April 4, 2007, between Hugh Panero and XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed April 10, 2007).

10.56		Amendment No. 1 to Employment Agreement, dated as of April 4, 2007, between Nathaniel Davis and XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed April 10, 2007).

Exhibit No.		Description
10.57		Form of Severance Agreement for executive officers other than Chairman, CEO and President and COO (incorporated by reference to XM’s Current Report on Form 8-K filed April 10, 2007).

10.58		XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.59		Form of Non-qualified Stock Option Agreement (incorporated by reference to XM’s Current Report on Form 8-K filed June 1, 2007).

10.60		Form of Restricted Stock Agreement (incorporated by reference to XM’s Current Report on Form 8-K filed June 1, 2007).

10.61		Amendment No. 2 to Employment Agreement, dated as of August 10, 2007, between Nathaniel Davis and XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed August 14, 2007).

10.62	**	Second Amendment and Waiver, dated as of February 1, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to XM’s Current Report on Form 8-K filed February 7, 2008).

10.63	*	Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, by and among General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc.

10.64		Amendment No. 2 to Employment Agreement, dated as of February 27, 2008, between Gary Parsons and XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc.

21.1		Subsidiaries of XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2005).

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.3		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.4		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1		Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2		Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

^	Incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-83619.
*	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.
**	Confidential treatment has been requested with respect to portions of this Exhibit that have been omitted by redacting a portion of the text.

(b)	Exhibits.

XM Satellite Radio Holdings Inc. hereby files as part of this Form 10-K the Exhibits listed in the Index to Exhibits.

(c)	Consolidated Financial Statement Schedules.

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

XM SATELLITE RADIO HOLDINGS INC.

By:	/s/ NATHANIEL A. DAVIS
Nathaniel A. Davis President and Chief Executive Officer

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ NATHANIEL A. DAVIS Nathaniel A. Davis	President and Chief Executive Officer	February 28, 2008

/s/ JOSEPH J. EUTENEUER Joseph J. Euteneuer	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008

/s/ GARY M. PARSONS Gary M. Parsons	Chairman of the Board of Directors	February 28, 2008

/s/ JOAN AMBLE Joan Amble	Director	February 28, 2008

Thomas J. Donohue	Director	February 28, 2008

/s/ EDDY HARTENSTEIN Eddy Hartenstein	Director	February 28, 2008

/s/ CHESTER A. HUBER, JR. Chester A. Huber, Jr.	Director	February 28, 2008

John Mendel	Director	February 28, 2008

/s/ JARL MOHN Jarl Mohn	Director	February 28, 2008

/s/ JACK SHAW Jack Shaw	Director	February 28, 2008

/s/ JEFFREY ZIENTS Jeffrey Zients	Director	February 28, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XM SATELLITE RADIO INC.

By:	/s/ NATHANIEL A. DAVIS
Nathaniel A. Davis President and Chief Executive Officer

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ NATHANIEL A. DAVIS Nathaniel A. Davis	President and Chief Operating Officer	February 28, 2008

/s/ JOSEPH J. EUTENEUER Joseph J. Euteneuer	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008

/s/ GARY M. PARSONS Gary M. Parsons	Chairman of the Board of Directors	February 28, 2008

/s/ JOAN AMBLE Joan Amble	Director	February 28, 2008

Thomas J. Donohue	Director	February 28, 2008

/s/ EDDY HARTENSTEIN Eddy Hartenstein	Director	February 28, 2008

/s/ CHESTER A. HUBER, JR. Chester A. Huber, Jr.	Director	February 28, 2008

John Mendel	Director	February 28, 2008

/s/ JARL MOHN Jarl Mohn	Director	February 28, 2008

/s/ JACK SHAW Jack Shaw	Director	February 28, 2008

/s/ JEFFREY ZIENTS Jeffrey Zients	Director	February 28, 2008

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors

XM Satellite Radio Holdings Inc.:

We have audited the accompanying consolidated balance sheets of XM Satellite Radio Holdings Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule presented as Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for share-based payments as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

McLean, VA

February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors

XM Satellite Radio Holdings Inc.:

We have audited XM Satellite Radio Holdings Inc.’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

McLean, VA

February 28, 2008

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands, except share and per share data)	2007	2006	2005
Revenue:
Subscription	$1,005,479	$825,626	$502,612
Activation	19,354	16,192	10,066
Merchandise	28,333	21,720	18,182
Net ad sales	39,148	35,330	20,103
Other	44,228	34,549	7,303

Total revenue	1,136,542	933,417	558,266

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	256,344	149,010	93,874
Customer care & billing operations (1)	126,776	104,871	76,222
Cost of merchandise	62,003	48,949	40,707
Ad sales (1)	20,592	15,961	10,058
Satellite & terrestrial (1)	54,434	49,019	42,355
Broadcast & operations:
Broadcast (1)	26,602	23,049	16,609
Operations (1)	38,465	34,683	24,460

Total broadcast & operations	65,067	57,732	41,069
Programming & content (1)	183,900	165,196	101,008

Total cost of revenue	769,116	590,738	405,293
Research & development (excludes depreciation & amortization, shown below) (1)	33,077	37,428	31,218
General & administrative (excludes depreciation & amortization, shown below) (1)	150,109	88,626	43,864
Marketing (excludes depreciation & amortization, shown below):
Retention & support (1)	44,580	31,842	22,275
Subsidies & distribution (1)	259,143	224,862	245,593
Advertising & marketing (1)	178,743	164,379	182,438

Marketing	482,466	421,083	450,306
Amortization of GM liability	26,015	29,760	37,250

Total marketing	508,481	450,843	487,556
Depreciation & amortization	187,196	168,880	145,870

Total operating expenses (1)	1,647,979	1,336,515	1,113,801

Operating loss	(511,437)	(403,098)	(555,535)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS — (Continued)

	Years Ended December 31,
(in thousands, except share and per share data)	2007	2006	2005
Other income (expense):
Interest income	14,084	21,664	23,586
Interest expense	(116,605)	(121,304)	(107,791)
Loss from de-leveraging transactions	(3,693)	(122,189)	(27,552)
Loss from impairment of investments	(39,665)	(76,572)	—
Equity in net loss of affiliate	(16,491)	(23,229)	(482)
Minority interest	(11,532)	—	—
Other income (expense)	2,019	5,842	3,389

Net loss before income taxes	(683,320)	(718,886)	(664,385)
(Provision for) benefit from deferred income taxes	939	14	(2,330)

Net loss	(682,381)	(718,872)	(666,715)

8.25% Series B and C preferred stock dividend requirement	—	(6,127)	(8,597)
8.25% Series B preferred stock retirement loss	—	(755)	—
8.25% Series C preferred stock retirement loss	—	(5,938)	—

Net loss attributable to common stockholders	$(682,381)	$(731,692)	$(675,312)

Net loss per common share — basic and diluted	$(2.22)	$(2.70)	$(3.07)
Weighted average shares used in computing net loss per common share — basic and diluted	306,700,022	270,586,682	219,620,468
(1) These captions include non-cash share-based payment expense as follows:
	Years Ended December 31,
(in thousands)	2007	2006	2005
Customer care & billing operations	$2,483	$1,338	$45
Ad sales	1,910	2,397	234
Satellite & terrestrial	2,308	2,649	287
Broadcast	2,716	2,880	240
Operations	1,600	2,425	96
Programming & content	8,855	10,878	840
Research & development	7,929	8,655	1,029
General & administrative	26,689	28,124	1,741
Retention & support	9,709	8,700	1,454
Subsidies & distribution	9,167	—	—
Advertising & marketing	12,833	—	—

Total share-based payment expense	$86,199	$68,046	$5,966

See accompanying Notes to the Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$156,686	$218,216
Accounts receivable, net of allowance for doubtful accounts of $5,870 and $4,946	63,617	62,293
Due from related parties	18,028	15,568
Related party prepaid expenses	80,610	66,946
Prepaid programming content	28,262	28,172
Prepaid and other current assets	39,135	41,463

Total current assets	386,338	432,658
System under construction	151,142	126,049
Property and equipment, net of accumulated depreciation and amortization of $952,751 and $767,768	710,370	849,662
DARS license	141,412	141,387
Intangibles, net of accumulated amortization of $9,483 and $8,222	3,379	4,640
Deferred financing fees, net of accumulated amortization of $27,766 and $20,537	34,590	38,601
Due from related party, net of current portion	3,554	—
Related party prepaid expenses, net of current portion	137,586	160,712
Investments	36,981	80,592
Prepaid and other assets, net of current portion	3,878	6,317

Total assets	$1,609,230	$1,840,618

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$55,010	$51,844
Accrued expenses	216,114	147,591
Accrued satellite liability	—	64,875
Accrued interest	16,827	18,482
Current portion of long-term debt	9,153	14,445
Due to related parties	65,746	46,459
Subscriber deferred revenue	416,361	340,711
Deferred income	9,915	9,915
Total current liabilities	789,126	694,322

Long-term debt, net of current portion	1,480,639	1,286,179
Subscriber deferred revenue, net of current portion	98,565	86,482
Deferred income, net of current portion	124,888	130,780
Other non-current liabilities	40,569	40,735

Total liabilities	2,533,787	2,238,498

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,
(in thousands, except share and per share data)	2007	2006
Commitments and contingencies
Minority interest	59,746	—
Stockholders’ deficit:
Series A convertible preferred stock, par value $0.01 (liquidation preference of $51,370 at December 31, 2007 and 2006); 15,000,000 shares authorized, 5,393,252 shares issued and outstanding at December 31, 2007 and 2006	54	54
Class A common stock, par value $0.01; 600,000,000 shares authorized, 316,684,482 shares and 305,781,515 shares issued and outstanding at December 31, 2007 and 2006, respectively	3,167	3,058
Accumulated other comprehensive income, net of tax	8,966	3,590
Additional paid-in capital	3,184,367	3,093,894
Accumulated deficit	(4,180,857)	(3,498,476)

Total stockholders’ deficit	(984,303)	(397,880)

Total liabilities and stockholders’ deficit	$1,609,230	$1,840,618

See accompanying Notes to the Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2007	2006	2005
Cash flows from operating activities:
Net loss	$(682,381)	$(718,872)	$(666,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	12,740	15,223	8,328
Depreciation and amortization	187,196	168,880	145,870
Amortization of deferred income related to XM Canada	(9,993)	(10,081)	—
Non-cash loss on impairment of investments	39,665	76,572	—
Interest accretion expense	—	—	45,579
Loss from de-leveraging transactions	3,693	122,189	27,552
Non-cash loss on equity in affiliate	16,491	23,229	482
Amortization of deferred financing fees and debt discount	9,733	41,285	30,178
Share-based payment expense	86,199	68,046	5,966
(Benefit from) provision from deferred income taxes	(939)	(14)	2,330
Gain on sale of fixed assets	—	(4,490)	—
Minority interest	11,532	—	—
Other	(8)	264	51
Changes in operating assets and liabilities:
Increase in accounts receivable	(14,054)	(37,492)	(35,441)
Increase in due from related parties	(6,015)	(6,939)	(3,262)
(Increase) decrease in prepaid programming content	(90)	37,565	(54,348)
Decrease (increase) in prepaid and other assets	8,525	(204,987)	(46,956)
Increase (decrease) in accounts payable, accrued
expenses and other liabilities	73,510	(102,175)	125,791
(Decrease) increase in accrued interest	(1,655)	12,879	(8,543)
Increase (decrease) in due to related parties	19,287	(9,294)	48,130
Increase in subscriber deferred revenue	87,733	66,555	208,291
Increase (decrease) in deferred income	4,101	(434)	—

Net cash used in operating activities	(154,730)	(462,091)	(166,717)

Cash flows from investing activities:
Purchase of property and equipment	(54,410)	(54,895)	(61,210)
Additions to system under construction	(78,928)	(220,124)	(118,583)
Proceeds from sale of fixed assets	—	7,182	—
Purchase of investment	—	—	(25,334)
Net maturity (purchase) of restricted investments	1,823	3,390	(996)

Net cash used in investing activities	(131,515)	(264,447)	(206,123)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,
(in thousands)	2007	2006	2005
Cash flows from financing activities:
Proceeds from sale of common stock	—	—	300,000
Proceeds from exercise of warrants and stock options	8,244	6,420	19,637
Proceeds from issuance of 9.75% senior notes due 2014	—	600,000	—
Proceeds from issuance of senior floating rate notes due 2013	—	200,000	—
Proceeds from issuance of 1.75% convertible senior notes due 2009	—	—	100,000
Proceeds from financing of a consolidated variable interest entity	288,500	—	—
Repayment of 14% senior secured discount notes	—	(186,545)	(22,824)
Repayment of 12% senior secured notes due 2010	—	(100,000)	(15,000)
Repayment of senior secured floating rate notes due 2009	—	(200,000)	—
Payment of premiums on de-leveraging transactions	(3,693)	(27,398)	(3,398)
Payments to minority interest holder	(9,486)	—	—
Repurchase of Series B convertible redeemable preferred stock	—	(23,960)	—
Retirement and payments on mortgages on corporate facilities	(38,877)	(578)	(381)
Payments on other borrowings	(13,667)	(12,725)	(9,651)
Deferred financing costs	(4,262)	(21,451)	(2,419)
Other, net	(2,044)	—	—

Net cash provided by financing activities	224,715	233,763	365,964

Net decrease in cash and cash equivalents	(61,530)	(492,775)	(6,876)
Cash and cash equivalents at beginning of period	218,216	710,991	717,867

Cash and cash equivalents at end of period	$156,686	$218,216	$710,991

See accompanying Notes to the Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible Preferred Stock		Series B Convertible Redeemable Preferred Stock		Series C Convertible Redeemable Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2005	5,393,252	$54	474,289	$5	79,246	$1	208,249,188	$2,082	$2,446,910	$(2,112,889)	$—	$336,163
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	(666,715)	—	(666,715)
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of $3,747 tax provision	—	—	—	—	—	—	—	—	—	—	5,985	5,985

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(660,730)
Sale of shares of Class A common stock	—	—	—	—	—	—	9,714,497	98	301,122	—	—	301,220
Issuance of shares of Class A common stock to convert notes outstanding	—	—	—	—	—	—	18,334,103	183	74,710	—	—	74,893
Issuance of shares of Class A common stock from redemption of warrants	—	—	—	—	—	—	2,547,312	25	(10)	—	—	15
Issuance of shares of Class A common stock through share-based payment plans	—	—	—	—	—	—	1,793,278	19	18,572	—	—	18,591
Issuance of shares of restricted Class A common stock, net of cancellations	—	—	—	—	—	—	2,199	—	(38)	—	—	(38)
Non-cash share-based payment expense and amortization of restricted stock	—	—	—	—	—	—	—	—	5,966	—	—	5,966
Series B convertible redeemable preferred stock dividends	—	—	—	—	—	—	61,411	—	—	—	—	—
Warrants at fair value	—	—	—	—	—	—	—	—	4,868	—	—	4,868

Balance at December 31, 2005	5,393,252	$54	474,289	$5	79,246	$1	240,701,988	$2,407	$2,852,100	$(2,779,604)	$5,985	$80,948
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	(718,872)	—	(718,872)
Other comprehensive income:
Unrealized loss on available-for-sale securities, net of $0 tax	—	—	—	—	—	—	—	—	—	—	(125)	(125)
Realized loss on available-for-sale securities, net of ($3,747) tax benefit	—	—	—	—	—	—	—	—	—	—	(5,985)	(5,985)
Foreign currency translation adjustment, net of $2,326 tax provision	—	—	—	—	—	—	—	—	—	—	3,715	3,715

Total comprehensive loss												(721,267)
Sale of shares of Class A common stock	—	—	—	—	—	—	95,884	1	1,305	—	—	1,306
Issuance of shares of Class A common stock to convert notes outstanding	—	—	—	—	—	—	48,837,514	488	191,444	—	—	191,932
Issuance of shares of Class A common stock from redemption of warrants	—	—	—	—	—	—	774,366	8	508	—	—	516
Issuance of shares of Class A common stock through share-based payment plans	—	—	—	—	—	—	600,017	6	4,590	—	—	4,596
Issuance of shares of restricted Class A common stock, net of cancellations	—	—	—	—	—	—	227,358	3	—	—	—	3
Non-cash share-based payment expense and amortization of restricted stock	—	—	—	—	—	—	—	—	68,046	—	—	68,046
Series B convertible redeemable preferred stock dividends	—	—	—	—	—	—	23,254	—	—	—	—	—
Repurchase of Series B convertible redeemable preferred stock	—	—	(474,289)	(5)	—	—	—	—	(23,955)	—	—	(23,960)
Conversion of Series C convertible redeemable preferred stock	—	—	—	—	(79,246)	(1)	14,521,134	145	(144)	—	—	—

Balance at December 31, 2006	5,393,252	$54	—	$—	—	$—	305,781,515	$3,058	$3,093,894	$(3,498,476)	$3,590	$(397,880)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

	Series A Convertible Preferred Stock		Series B Convertible Redeemable Preferred Stock		Series C Convertible Redeemable Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	(682,381)	—	(682,381)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of $75 tax provision	—	—	—	—	—	—	—	—	—	—	125	125
Realized gain on available-for-sale securities, net of $0 tax	—	—	—	—	—	—	—	—	—	—	125	125
Foreign currency translation adjustment, net of $3,209 tax provision	—	—	—	—	—	—	—	—	—	—	5,126	5,126

Total comprehensive loss												(677,005)
Sale of shares of Class A common stock	—	—	—	—	—	—	27,412	1	301	—	—	302
Issuance of shares of Class A common stock to third party	—	—	—	—	—	—	1,853,412	19	21,981	—	—	22,000
Issuance of shares of Class A common stock from redemption of warrants	—	—	—	—	—	—	152,898	1	31	—	—	32
Issuance of shares of Class A common stock through share-based payment plans	—	—	—	—	—	—	1,086,871	10	7,900	—	—	7,910
Issuance of shares of restricted Class A common stock, net of cancellations	—	—	—	—	—	—	8,100,285	81	(81)	—	—	—
Non-cash share-based payment expense and amortization of restricted stock	—	—	—	—	—	—	—	—	64,199	—	—	64,199
Restricted shares withheld for tax upon vesting	—	—	—	—	—	—	(317,911)	(3)	(3,858)	—	—	(3,861)

Balance at December 31, 2007	5,393,252	$54	—	$—	—	$—	316,684,482	$3,167	$3,184,367	$(4,180,857)	$8,966	$(984,303)

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

As of December 31, 2007, the principal differences between the financial conditions of Holdings and Inc. were:

•	the ownership by Holdings of the corporate headquarters and data center buildings since August 2001 and September 2005, respectively, and the lease of these buildings to Inc.;

•

XM-1, XM-2, and XM-3, except for the B702 bus portion of XM-3, are owned by Inc.; the transponders of XM-4 are owned by Satellite Leasing (702-4) LLT, a separate legal entity subject to consolidation by the Company, and leased to Inc.; and XM-5 and the B702 bus portion of XM-3 and XM-4 are owned by Holdings;

•	the presence at Holdings of additional indebtedness, primarily the 1.75% Convertible Senior Notes due 2009, not guaranteed by Inc.;

•	the investments by Holdings in Canadian Satellite Radio (including related revenue and deferred income) and WorldSpace, Inc.; and

•	the existence of cash balances at Holdings.

Accordingly, the results of operations for Inc. and its subsidiaries are substantially the same as the results of operations for Holdings and its subsidiaries except that Inc. has:

•

additional rent, less depreciation and amortization expense and less other income, in each case principally related to Inc.’s rental of its corporate headquarters and data center buildings from Holdings, which are intercompany transactions that have been eliminated in Holdings’ consolidated financial statements;

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

Each of XM and Sirius has made customary representations and warranties and covenants in the Merger Agreement. The completion of the Merger is subject to various closing conditions, including receiving certain regulatory and antitrust approvals (including from the FCC and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended). XM filed a Notification and Report Form pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“the HSR Act”), with respect to the transactions contemplated by the Merger Agreement between XM and Sirius. On April 12, 2007, both XM and Sirius received from the Department of Justice requests for additional information and documentary material relating to the Merger, generally referred to as a “Second Request.” The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after XM and Sirius have substantially complied with the Second Request. On September 4, 2007, each of XM and Sirius certified to the Department of Justice that it was in substantial compliance with the Second Request.

On March 20, 2007, XM and Sirius filed a Consolidated Application for Authority to Transfer Control with the FCC with respect to the Merger Agreement. On June 8, 2007, the FCC released a Public Notice announcing that the application had

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been accepted for filing and establishing deadlines of July 9, 2007 for comments and July 24, 2007 for reply comments. On July 24, 2007, XM and Sirius filed a reply to the comments to the merger application. On June 27, 2007, the FCC released a related Notice of Proposed Rule Making asking for comment on whether language in the FCC’s 1997 Order establishing the satellite radio service concerning the transfer of such licenses constitutes a binding rule and, if so, whether the FCC should waive, modify, or repeal the rule if the FCC determines that the proposed merger would serve the public interest. On November 2, 2007, the Company and Sirius each received from the FCC requests for more information and documentary material related to the proposed merger. On November 16, 2007, the Company and Sirius each submitted written responses and documents to the agency in response to these requests.

(2) Summary of Significant Accounting Policies and Practices

Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements include the accounts of XM Satellite Radio Holdings Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated in the Consolidated Financial Statements in accordance with FIN No. 46(R). Beginning March 31, 2007, the Company reported a variable interest entity subject to consolidation by the Company pursuant to FIN No. 46(R). Satellite Leasing (702-4) LLT is a separate legal entity whose primary beneficiary, as defined under FIN No. 46(R), is the Company. See Note 9 under the heading “Debt of Consolidated Variable Interest Entity”. Satellite Leasing (702-4) LLC, an entity solely owned by the third party equity investors, will be entitled to the residual benefits, including ownership of the assets of the trust after repayment of the debt incurred by that entity.

Accounting Estimates

The preparation of the Company’s Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The estimates involve judgments with respect to, among other things, various future factors, which are difficult to predict and are beyond the control of the Company. The Company relies on significant estimates for the following: (i) the estimated useful life of satellites and spacecraft control facilities, (ii) the valuation of the Company’s investment in the DARS license, (iii) the estimated amounts owed to distributors and manufacturers, (iv) share-based payment expense and (v) the valuation allowances against deferred tax assets. Accordingly, actual amounts could differ from these estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. Amounts from Subsidies & distribution related to on-going loyalty payments in the amount of $16.7 million and $19.1 million for the years ended December 31, 2006 and 2005, respectively, were reclassified to Advertising & marketing. Amounts from Prepaid and other current assets related to Canadian Satellite Radio in the amount of $1.6 million as of December 31, 2006 were reclassified to Due from related parties. Restricted investments in the amount of $2.1 million as of December 31, 2006 were reclassified to Prepaid and other assets. These amounts are considered immaterial to the prior periods to which they relate.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amounts reflected in the Consolidated Balance Sheets for Cash and cash equivalents approximate fair value due to their short maturities.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in the Company’s existing accounts receivable. The Company estimates the allowance based primarily on the Company’s historical write-off experience. Receivable balances are written-off when management deems amounts to be uncollectible, which is generally determined by the number of days past due.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

Inventories are stated at the lower of average cost or market. The Company provides estimated inventory allowances for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Inventories consist of both finished goods and component parts. The Company had $11.3 million and $17.0 million of net inventory as of December 31, 2007 and 2006, respectively, which amounts are included in Prepaid and other current assets on the Consolidated Balance Sheets.

During the years ended December 31, 2007, 2006 and 2005, the Company recorded total inventory write-down charges of $16.3 million, $4.9 million and $0, respectively. These charges are reflected in Cost of merchandise in the Consolidated Statements of Operations.

Investments

Investments in Marketable Equity Securities — Investments in marketable equity securities are classified as available-for-sale securities and are carried at fair value based on current market quotations. Unrealized gains and losses, net of tax, are recorded as a component of Accumulated other comprehensive income in Stockholders’ deficit in the Consolidated Balance Sheets.

Equity Method Investments — Investments in which the Company has the ability to exercise significant influence but not control are accounted for using the equity method. The Company recognizes its share of net earnings or losses of the affiliate as they occur in Other income (expense) in the Consolidated Statements of Operations. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as impairment when the loss in value is deemed other than temporary.

Cost Method Investments — Investments in equity securities that do not have readily determinable fair values and in which the Company does not have a controlling interest or is unable to exert significant influence are recorded at cost, subject to other than temporary impairment.

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

In February 2007, the transponders on XM-4 were the subject of a sale-leaseback transaction and are now being amortized over their nine-year lease term, less the estimated residual value.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maintenance and repairs costs are expensed as incurred, whereas expenditures for renewal and betterments are capitalized. The cost of internally developed software is capitalized in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and amortized over its estimated useful life. Interest costs incurred in connection with the construction of major equipment and facilities are capitalized as part of the asset cost to which it relates and depreciated over the asset’s useful life. Upon the normal sale or retirement of depreciable property, the net carrying value less any salvage value is recognized as an operating gain or loss in the Consolidated Statements of Operations.

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

DARS License and Other Intangible Assets

Intangible assets not subject to amortization, specifically the DARS license, are tested annually for impairment, and are tested for impairment more frequently, if events or circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

The Company recorded amortization expense of $1.3 million for each year ended December 31, 2007, 2006, 2005 related to acquired programming and receiver agreements with estimated useful lives of 10 years. These agreements had a remaining carrying value of $3.4 million and $4.6 million and accumulated amortization of $9.5 million and $8.2 million at December 31, 2007 and 2006, respectively. Estimated amortization expense for the next three years is $1.3 million in 2008 through 2009 and $0.8 million in 2010.

Deferred Financing Fees

Deferred financing fees consist primarily of legal, accounting, printing and investment banking fees as well as fees paid to obtain credit facilities. Deferred financing fees are amortized over the life of the corresponding instrument and facility.

Revenue Recognition

The Company derives revenue primarily from subscription fees and to a lesser extent activation fees, advertising, direct sales of merchandise and royalties. Revenue is recognized as it is realized or realizable and earned.

Subscription revenue is generally recognized straight-line over the term of the subscription. Revenue from subscribers, which is generally billed in advance, consists of (i) fixed charges for service, which are recognized as the service is provided and (ii) non-refundable activation fees that are recognized ratably over the expected 40-month life of the customer relationship. Direct activation costs are expensed as incurred. Promotions for free or discounted service are treated as a reduction to revenue during the period of the promotion. Consideration received in advance of revenue recognition is recorded as deferred revenue.

The Company recognizes revenue for sales of bundled packages, that generally include a radio, activation and service, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF Issue No. 00-21”). Pursuant to EITF Issue No. 00-21, the Company allocates the consideration received based on the relative fair values of the individual components.

Advertising revenue is recognized in the period in which the advertisement is broadcast. Advertising revenue is presented net of agency fees in the Consolidated Statements of Operations.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Merchandise revenue is recognized at the time of shipment or delivery of the equipment. Royalty and other revenue are recognized as it is realized or realizable and earned.

Barter Transactions

The Company trades advertising or XM satellite radio service in exchange for advertising, other products, or services. Revenue and related expenses from barter transactions are recorded at fair value in accordance with EITF Issue No. 99-17, Accounting for Advertising Barter Transactions and SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. Revenue from barter transactions is recognized when advertising or satellite radio service is provided, and product costs and services received are charged to expense when incurred. Revenue from barter transactions is not material to the Company’s Consolidated Statements of Operations for any of the periods presented herein.

Share-Based Payments

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS No. 123R requires all share-based compensation payments to be recognized in the financial statements based on their fair value using an option pricing model.

The Company adopted SFAS No. 123R using the modified prospective method which requires that compensation cost recognized subsequent to adoption include the applicable amounts of: (i) compensation cost for share-based payments granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and (ii) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123R. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. The Company uses the Black-Scholes option-pricing model to value stock option awards and has elected to treat awards with graded vesting as a single award. The adoption of SFAS No. 123R had a material impact on the Consolidated Statements of Operations. This impact is more fully described in Note 12.

The fair value of equity instruments granted to non-employees is measured in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The final measurement date of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Pro Forma Presentation for Periods Prior to the Adoption of SFAS No. 123R — Under the modified prospective transition method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. The following table illustrates the effect on net loss during the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands):

Year Ended December 31, 2005
Net loss attributable to common stockholders, as reported	$(675,312)
Add: Stock-based employee compensation expense included in net loss	5,508
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(43,109)

Pro forma net loss	$(712,913)

As reported — net loss per common share: basic and diluted	$(3.07)
Pro forma — net loss per common share: basic and diluted	$(3.25)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research & Development

Research and development expenses primarily include the cost of new product development, chipset design, software development and engineering.

Advertising & Marketing

Advertising & marketing costs includes advertising, media and other events, training and marketing materials for retail and automotive dealer points of presence, are discretionary costs that are expensed as incurred. During the years ended December 31, 2007, 2006, and 2005, the Company expensed approximately $178.7 million, $164.4 million and $182.4 million, respectively. Co-operative marketing costs are recognized as advertising expense to the extent an identifiable benefit is received and the fair value of the benefit can be reasonably measured; otherwise, such costs are recorded as a reduction of revenue.

Net Loss per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin (“SAB”) No. 98, Computations of Earnings Per Share. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing the net loss attributable to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and dilutive equivalent shares outstanding during the period. Options, warrants and convertible instruments outstanding as of December 31, 2007 to purchase 49.5 million shares of common stock (47.0 million of which were vested) were not included in the computation of diluted net loss per common share for the year ended December 31, 2007 as their inclusion would have been anti-dilutive. Options, warrants and convertible instruments outstanding as of December 31, 2006 to purchase 51.1 million shares of common stock (46.1 million of which were vested) were not included in the computation of diluted net loss per common share for the year ended December, 31, 2006 as their inclusion would have been anti-dilutive. Options, warrants and convertible instruments outstanding as of December 31, 2005 to purchase 110.5 million shares of common stock (104.2 million of which were vested) were not included in the computation of diluted net loss per common share for the year ended December, 31, 2005 as their inclusion would have been anti-dilutive. Unvested shares of restricted stock in the amount of 7.0 million, 3.4 million and 0.8 million as of December 31, 2007, 2006 and 2005, respectively, are not included in the computation of basic net loss per common share or in diluted net loss per common share because their inclusion would have been anti-dilutive. The Company had a net loss in each of the periods presented, and therefore, basic and diluted net loss per common share are the same.

Derivative Instruments

The Company applies SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not engage in hedging activities. For derivative instruments not designated as hedging instruments under SFAS No. 133, changes in fair values are recognized in earnings in the current period.

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income or Loss

Accumulated other comprehensive income or loss is reported on the Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments are included in other comprehensive income or loss (see Note 7, under the headings “WorldSpace” and “Canadian Satellite Radio”). However, in the event that an unrealized loss is deemed other than temporary, the loss is recognized in earnings. The components of Comprehensive income or loss for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Net loss	$(682,381)	$(718,872)	$(666,715)
Unrealized gain (loss) on available-for-sale securities, net of tax	125	(125)	5,985
Reclassification adjustment for unrealized gain (loss) on available-for-sale securities, net of tax	125	(5,985)	—
Foreign currency translation adjustment, net of tax	5,126	3,715	—

Total comprehensive loss	$(677,005)	$(721,267)	$(660,730)

Unrealized gain on available-for-sale securities for the year ended December 31, 2007 is shown net of tax provision of $0.1 million. The Company did not record a tax benefit for the unrealized loss on available-for-sale securities for the year ended December 31, 2006. Unrealized gain on available-for-sale securities for the year ended December 31, 2005 is shown net of tax provision of approximately $3.7 million. The Company did not record a tax provision for the reclassification adjustment for unrealized loss on available-for-sale securities for the year ended December 31, 2007. Reclassification adjustment for unrealized gain on available-for-sale securities for the year ended December 31, 2006 is shown net of tax benefit of $3.7 million. Foreign currency translation adjustment for the years ended December 31, 2007 and 2006 is shown net of tax provision of $3.2 million and $2.3 million, respectively.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations which replaces SFAS No. 141, Business Combinations. This Statement establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its consolidated financial statements, but the impact will be limited to any future acquisitions beginning in fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This Statement requires all entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt this Statement effective January 1, 2009. The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated results of operations or financial position.

In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which states that nonrefundable advance payments for future research and development activities should be deferred and capitalized and that such amounts should be recognized as an expense as the goods are delivered or the related services are performed. If an entity does not

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The consensus is effective for the first annual or interim reporting period beginning after December 15, 2007. The Company will adopt this consensus effective January 1, 2008. Based on the Company’s current evaluation of this EITF, the Company does not expect the adoption of EITF Issue No. 07-3 to have a significant impact on its consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt this Statement effective January 1, 2008. The Company does not expect the adoption of SFAS No. 159 to have a significant impact on its consolidated results of operations or financial position.

In September 2006, the FASB Emerging Issues Task Force issued EITF Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider, which states how a service provider company that depends on specialized equipment should account for consideration paid to the manufacturers and resellers of such equipment. EITF Issue No. 06-1 requires that the service provider recognize payments based on the form of benefit the end-customer receives from the manufacturer or reseller. If the form of the benefit is “other than cash”, as that term is defined in EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), or the service provider does not control the form of the benefit provided to the customer, then the consideration would be classified as an expense; otherwise, the consideration should be classified as an offset to revenue. The consensus would require retrospective application to all prior periods as of the beginning of the first annual reporting period beginning after June 15, 2007. This Issue is effective for the first annual reporting period beginning after June 15, 2007. The Company does not expect the adoption of EITF Issue No. 06-1 to have a significant impact on its consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2, Effective Date of FASB Statement No. 157 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year end entities. The Company will adopt this Statement except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2. The Company does not expect the partial adoption of SFAS No. 157 to have a significant impact on its consolidated results of operations or financial position. The Company has not determined the effect that the adoption of SFAS No. 157, as it relates to nonfinancial assets and liabilities, will have on its consolidated results of operations or financial position.

(3) Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As of December 31, 2007 and 2006, the Company has determined that the carrying value of each of the financial instruments listed below approximates the fair value based on the reasons indicated.

The carrying amounts of the following financial instruments approximate fair value because of their short maturities: Cash and cash equivalents, accounts receivable, due from related parties, accounts payable, accrued expenses, accrued satellite liability, due to related parties and restricted investments.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s long-term debt is determined by either estimation by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers or quoted market prices at the reporting date for the traded debt securities. As of December 31, 2007 and 2006, the carrying value of its long-term debt was $1,489.8 million and $1,300.6 million, respectively; while the fair value was $1,515.7 million and $1,364.2 million, respectively.

(4) System Under Construction

The Company has capitalized costs including capitalized interest related to the development of its spacecraft system to the extent that it has future benefits. The amounts recorded as system under construction relate to costs to build its spacecraft system and were $151.1 million and $126.0 million as of December 31, 2007 and 2006, respectively.

(5) Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006
Spacecraft system	$903,210	$905,507
Terrestrial repeater network	264,664	264,223
Spacecraft control and uplink facilities	48,172	46,181
Broadcast facilities	66,316	65,302
Land	8,788	8,788
Buildings and improvements	74,521	73,252
Computer systems, furniture and fixtures, and equipment	297,450	254,177

Total property and equipment	1,663,121	1,617,430
Accumulated depreciation and amortization	(952,751)	(767,768)

Property and equipment, net	$710,370	$849,662

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7) Investments

The Company’s investments consist primarily of an equity method investment, a cost method investment and available-for-sale securities as follows (in thousands):

	December 31,
	2007	2006
Equity method investment	$30,144	$74,252
Cost method investment	—	480
Available-for-sale securities	5,399	5,860
Embedded derivative accounted for separately from the host contract	1,438	—

Total investments	$36,981	$80,592

Equity Method Investment and Available-for-Sale Debt Securities

Canadian Satellite Radio (“XM Canada”)

In December 2005, XM Canada, a related party, issued to XM 11,077,500 Class A subordinate voting shares representing a 23.33% ownership interest and 11% voting interest in XM Canada. These shares were determined to have an initial fair value of $152.1 million, based on the XM Canada initial public offering price of C$16.00 per share. XM accounts for its ownership in XM Canada using the equity method of accounting.

XM Canada has a fiscal year end of August 31. XM records its share of XM Canada’s net income or loss, using the average currency exchange rate for the period, based on XM Canada’s quarterly periods ending on the last day of February, May, August and November. During 2007 and 2006, XM recorded a currency translation gain of $5.0 million (net of $3.2 million tax provision) and $3.7 million (net of $2.3 million tax provision), respectively, as a component of Accumulated other comprehensive income in Stockholders’ deficit in the Consolidated Balance Sheets.

During June 2007 and December 2006, the Company reduced the carrying value of its equity method investment in XM Canada due to decreases in fair value that were considered to be other than temporary and recorded impairment charges of $35.8 million and $57.6 million, respectively, to Loss from impairment of investments in the Consolidated Statements of Operations. XM Canada’s shares trade publicly on the Toronto Stock Exchange under the symbol “XSR.TO”. The fair value of the Company’s equity method investment in XM Canada is determined based on XM Canada’s quoted share price on the date of the most recent financial statements, which precedes the Company’s by one month. The quoted market price on November 30, 2007 (the date of XM Canada’s most recent financial statements) was C$5.85, or US$5.85. Based on the number of shares held by the Company, the fair value of the Company’s equity method investment in XM Canada was $64.8 million on December 31, 2007. The carrying value of the Company’s equity method investment in XM Canada was $30.1 million and $74.3 million at December 31, 2007 and 2006, respectively.

During September 2007, the Company purchased C$4.0 million face value 8% convertible unsecured subordinated debentures issued by XM Canada for $3.9 million. The notes mature in 2014 and are convertible into shares of Class A subordinate voting shares of XM Canada at a price of C$5.92 per share. The embedded conversion feature is required to be bifurcated from the underlying debt, or host contract, and accounted for as a derivative at fair value with changes in fair value recorded in earnings as Interest income. The host contract is held as an available-for-sale security at fair value with changes in fair value recorded in Accumulated other comprehensive income, net of tax. The host contract and derivative were initially recorded at $2.4 million and $1.5 million, respectively. Foreign currency translation adjustments related to the host contract and derivative are recorded in Accumulated other comprehensive income, net of tax and Other income (expense), respectively. Unrealized gain and foreign currency translation adjustment related to the host contract for the year ended December 31, 2007 was $0.1 million (net of immaterial tax provision) and $0.1 million (net of immaterial tax provision), respectively. The change in fair value of the derivative and related foreign currency translation adjustment were not material for the year ended December 31, 2007. As of December 31, 2007, the fair value of the host contract and derivative was $2.8 million and $1.4 million, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized unaudited financial information for XM Canada is as follows (US$ in thousands):

		November 30, 2007	November 30, 2006
Current assets		$51,959	$50,641
Non-current assets		$240,873	$247,848
Current liabilities		$38,969	$17,782
Non-current liabilities		$116,855	$101,674
Total shareholders’ equity		$137,008	$179,033

	Twelve months ended November 30, 2007	Twelve months ended November 30, 2006	Period ended November 30, 2005
Revenues	$23,818	$9,552	$39
Net loss	$70,677	$98,768	$12,400
XM’s share of net loss	$16,491	$23,229	$482

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

During June 2006 and December 2007, the Company reduced the carrying values of its investment in WSI common stock due to decreases in fair values that were considered to be other than temporary and recorded impairment charges of $7.3 million and $3.4 million, respectively, to Loss from impairment of investments in the Consolidated Statements of Operations. During June 2006 and September 2007, the Company reduced the carrying value of its investment in the warrant due to decreases in fair values that were considered to be other than temporary and recorded impairment charges of $11.6 million and $0.5 million, respectively, to Loss from impairment of investments in the Consolidated Statements of Operations. WorldSpace’s shares trade publicly on the NASDAQ Stock Exchange under the symbol “WRSP”. The quoted market price on December 31, 2007 was $1.68. Based on the number of shares held by the Company, the fair value of the Company’s investment in WSI common stock was $2.6 million on December 31, 2007. As of December 31, 2007, the carrying value of the Company’s investments in WSI common stock and warrant was $2.6 million and $0, respectively. As of December 31, 2006, the carrying value of the Company’s investments in WSI common stock and warrant was $5.5 million (which included $0.1 million of unrealized losses) and $0.5 million, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Deferred Financing Fees

Deferred financing fees consist of the following (in thousands):

	December 31,
	2007	2006
10% senior secured discount convertible notes due 2009	$1,432	$1,432
9.75% senior notes due 2014	16,091	16,091
Senior floating rate notes due 2013	5,354	5,354
1.75% convertible senior notes due 2009	10,066	10,066
Valuation of warrants issued to related party in conjunction with credit facilities	25,151	25,151
Valuation of warrants issued to related party in conjunction with the issuance of 10% senior secured discount convertible notes	—	540
Mortgages	—	504
Debt of consolidated variable interest entity	4,262	—

Total deferred financing fees	62,356	59,138
Accumulated amortization	(27,766)	(20,537)

Deferred financing fees, net	$34,590	$38,601

(9) Long-Term Debt

Certain of the Company’s debt instruments and credit facilities contain covenants that include restrictions on indebtedness, mergers, limitations on liens, limitations on dividends, liquidations and sale and leaseback transactions, and also require the maintenance of certain financial ratios. The Company was in compliance with all of its covenants as of December 31, 2007. The Company’s debt instruments and credit facilities permit the debt issued thereunder to be accelerated upon certain events, including the failure to pay principal when due under any of the Company’s other debt instruments or credit facilities subject to materiality thresholds.

The following table presents a summary of the debt activity for the year ended December 31, 2007 (in thousands):

	December 31, 2006	Issuances/ Additions	Discount Amortization	Principal Payments	December 31, 2007
9.75% senior notes due 2014	$600,000	$—	$—	$—	$600,000
1.75% convertible senior notes due 2009	400,000	—	—	—	400,000
Senior floating rate notes due 2013	200,000	—	—	—	200,000
10% senior secured discount convertible notes due 2009	33,249	—	—	—	33,249
Less: discount	(5,213)	—	1,459	—	(3,754)
Debt of consolidated variable interest entity	—	230,800	—	—	230,800
Mortgages	38,877	—	—	(38,877)	—
Capital leases	33,711	9,453	—	(13,667)	29,497

Total debt	1,300,624	$240,253	$1,459	$(52,544)	1,489,792

Less: current portion	14,445				9,153

Long-term debt, net of current portion	$1,286,179				$1,480,639

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future maturities of long-term debt, stated at fully accreted values, as of December 31, 2007 are as follows (in thousands):

Year ending December 31,	Amount
2008	$9,153
2009	442,779
2010	8,733
2011	38,995
2012	132,971
Thereafter	860,915

Total debt	$1,493,546

9.75% Senior Notes due 2014

The aggregate principal balance of the unsecured 9.75% Senior Notes due 2014 outstanding as of December 31, 2007 is $600 million. Interest is payable semi-annually on May 1 and November 1 at a rate of 9.75% per annum. The notes are unsecured and will mature on May 1, 2014. The Company, at its option, may redeem the notes at declining redemption prices at any time on or after May 1, 2010, subject to certain restrictions. Prior to May 1, 2010, the Company may redeem the notes, in whole or in part, at a price equal to 100% of the principal amount thereof, plus a make-whole premium and accrued and unpaid interest to the date of redemption. The notes are subject to covenants that, among other things, require the repurchase of the notes at 101% of principal amount in the event of a change of control, and limit Inc.’s ability and the ability of certain of Inc.’s subsidiaries to incur additional indebtedness; pay dividends on, redeem or repurchase Inc.’s capital stock; make investments; engage in transactions with affiliates; create certain liens; or consolidate, merge or transfer all or substantially all of Inc.’s assets and the assets of Inc.’s subsidiaries on a consolidated basis.

1.75% Convertible Senior Notes due 2009

The aggregate principal balance of the 1.75% Convertible Senior Notes due 2009 outstanding as of December 31, 2007 is $400 million. Interest is payable semi-annually at a rate of 1.75% per annum. The remaining principal balance is payable in December 2009. The notes may be converted by the holder, at its option, into shares of the Company’s Class A common stock initially at a conversion rate of 20.0 shares of Class A common stock per $1,000 principal amount, which is equivalent to an initial conversion price of $50.00 per share of Class A common stock (subject to adjustment in certain events), at any time until December 1, 2009.

Senior Floating Rate Notes due 2013

The aggregate principal balance of the unsecured Senior Floating Rate Notes due 2013 outstanding as of December 31, 2007 is $200 million. Interest is payable quarterly on May 1, August 1, November 1 and February 1 at a rate currently set at 9.4113% per annum through February 1, 2008. Thereafter, the rate is reset quarterly to 450 basis points over the three-month LIBOR. The notes are unsecured and will mature on May 1, 2013. The Company, at its option, may redeem the notes at declining redemption prices at any time on or after May 1, 2008, subject to certain restrictions. Prior to May 1, 2008, the Company may redeem the notes, in whole or in part, at a price equal to 100% of the principal amount thereof, plus a make-whole premium and accrued and unpaid interest to the date of redemption. The notes are subject to covenants that, among other things, require the repurchase of the notes at 101% of principal amount in the event of a change of control, and limit Inc.’s ability and the ability of certain of Inc.’s subsidiaries to incur additional indebtedness; pay dividends on, redeem or repurchase Inc.’s capital stock; make investments; engage in transactions with affiliates; create certain liens; or consolidate, merge or transfer all or substantially all of Inc.’s assets and the assets of Inc.’s subsidiaries on a consolidated basis.

10% Senior Secured Discount Convertible Notes due 2009

The aggregate principal balance of the 10% Senior Secured Discount Convertible Notes due 2009 outstanding as of December 31, 2007 is $33.2 million. Interest accreted through December 31, 2005 and is thereafter payable semi-annually at

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a rate of 10% per annum, while the remaining principal balance is payable in December 2009. At any time, a holder of the notes may convert all or part of the accreted value of its notes at a conversion price of $3.18 per share. At any time on or after December 21, 2006, the Company may require holders of the notes to convert all, but not less than all of the notes at the conversion price of $3.18 per share if: (i) shares of Class A common stock have traded on the NASDAQ National Market or a national securities exchange for the previous 30 trading days at 200% of the conversion price, (ii) the Company reported earnings before interest income and expense, other income, taxes, depreciation (including amounts related to research and development) and amortization greater than $0 for the immediately preceding quarterly period for which the Company reports its financial results, (iii) immediately following such conversion, the aggregate amount of the Company and its subsidiaries’ indebtedness is less than $250 million, and (iv) no shares of the Company’s Series C convertible redeemable preferred stock remain outstanding. The notes are secured by substantially all of Inc.’s assets, including the stock of Inc.’s FCC license subsidiary. In addition, the Notes are guaranteed by the Company, rank equally in right of payment with all of Inc.’s other existing and future senior indebtedness, and are senior in right of payment to all of Inc.’s existing and future subordinated indebtedness.

Debt of Consolidated Variable Interest Entity

On February 13, 2007, the Company entered into a sale-leaseback transaction with respect to the transponders on the XM-4 satellite, which was launched in October 2006 and placed into service during December 2006. The Company sold the XM-4 transponders to Satellite Leasing (702-4) LLT (“Trust”), a third-party trust formed solely for the purpose of facilitating the sale-leaseback transaction. The Trust pooled the funds used to purchase the transponders from a $57.7 million investment by an equity investor and the $230.8 million in proceeds from the issuance of its 10% senior secured notes due 2013 (“Debt of consolidated variable interest entity”). The Company is accounting for the sale and leaseback of the transponders under sale-leaseback accounting with a capital lease, pursuant to SFAS No. 13, Accounting for Leases, as amended. Furthermore, the Company determined that the Trust is a variable interest entity, as that term is defined under FIN No. 46(R), and that the Company is the primary beneficiary of the Trust. Pursuant to FIN No. 46(R), the Company consolidated the Trust into its Consolidated Financial Statements.

The Company sold the XM-4 transponders to the Trust owned by Satellite Leasing (702-4) LLC (“Owner participant”) for $288.5 million. XM Satellite Radio Inc. is leasing the transponders for a term of nine years. These lease payment obligations, which are unconditional and guaranteed by XM Satellite Radio Holdings Inc., are senior unsecured obligations and rank equally in right of payment with existing and future senior unsecured obligations. Under the terms of the lease, the Company is obligated to make payments that total $437.4 million, of which $126.6 million is interest, over the nine-year base lease term. Payments totaling $27.9 million were made in 2007, while the following amounts are due in the future: $33.2 million in 2008, $28.9 million in 2009, $28.4 million in 2010, $71.0 million in 2011, $145.8 million in 2012 and $102.2 million thereafter.

Throughout the term of the lease, at any time when the Company is not investment grade, the Company will provide credit support to the Owner participant. To provide this credit support, the Company retired the existing mortgages on its headquarters and data center properties in Washington, D.C. and put into place new mortgage liens on those properties in favor of the Owner participant.

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

Mortgages

1500 Eckington Place

As of December 31, 2007 and 2006, the remaining principal balance of the 1500 Eckington Place Mortgage Loan was $0 and $32.4 million, respectively. Principal and interest at a fixed rate of 6.015% was payable monthly until the mortgage was scheduled to mature in September 2014. The mortgage loan was secured by the building and an escrow with a balance of $1.4 million at December 31, 2006. The mortgage loan on this property was retired during February 2007.

60 Florida Avenue

As of December 31, 2007 and 2006, the remaining principal balance of the 60 Florida Avenue Mortgage Loan was $0 and $6.5 million, respectively. Principal and interest at a fixed rate of 8.26% was payable monthly until the mortgage was scheduled to mature in September 2010. The mortgage loan was secured by the building, the land, and an escrow with a balance of $0.3 million at December 31, 2006. The mortgage loan on this property was retired during February 2007.

$250 million Senior Secured Revolving Credit Facility

On May 5, 2006, Inc. entered into a $250.0 million revolving credit facility with a group of banks. Inc. has the right to increase the size of the facility by up to $100.0 million, with any increase to be syndicated on a “best efforts” basis with no lender being required to increase its commitment. As of December 31, 2007, the Company had full borrowing capacity under the facility.

The facility has a term of three years and is expected to serve as a standby facility for additional liquidity. Borrowings under the facility will bear interest at a rate of LIBOR plus 150 to 225 basis points or an alternate base rate, to be the higher of the JPMorgan Chase prime rate and the Federal Funds rate plus 50 basis points, in each case plus 50 to 125 basis points. The facility includes a $120.0 million sublimit for letters of credit and a $5.0 million sublimit for swingline loans. Inc. expects to pay a commitment fee of 37.5 to 50 basis points per year on unused portions of the facility. The credit facility is secured by substantially all of Inc.’s assets other than specified property. The facility includes customary events of default and requires Inc. to maintain at all times unrestricted cash and cash equivalents of at least $75.0 million. The facility also includes customary conditions to draw, including Inc. not undergoing any material adverse change. As of December 31, 2007 there were no amounts outstanding or letters of credit issued under the credit facility. During February 2008, the Company drew $187.5 million on this credit facility, all of which remained outstanding at February 28, 2008.

Senior Secured Credit Facility

The Company and Inc. have a revolving $150.0 million Senior Secured Credit Facility with GM that matures on the earlier of December 31, 2009 or six months after the Company achieves investment grade status. It enables the Company to make monthly draws to finance payments that become due under the Company’s distribution agreement with GM and other GM payments. All draws under the facility bear interest at a per annum rate of LIBOR plus 8%. Interest payments are due semiannually.

The Company is required to prepay the amount of any outstanding advances in an amount equal to the lesser of (i) 50% of the Company’s excess cash and (ii) the amount necessary to prepay the draws in full. Also, in the event that the Company merges with another entity or sells, assigns, transfers, conveys or otherwise disposes of all or substantially all of its assets, then any outstanding advances are required to be prepaid by the Company. Furthermore, in the event that the $250.0 million

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revolving credit facility is terminated prior to its expiration and not replaced with a revolving credit facility of at least $250.0 million with a term that extends to December 31, 2009 or beyond, then any outstanding advances are required to be prepaid by the Company.

In order to make draws under the credit facility, the Company is required to have a minimum pre-marketing operating income as defined. The GM facility will be unsecured until the first draw under the Company’s bank credit facility and then secured on a second priority basis behind the secured indebtedness permitted to be incurred under the bank credit facility. As of December 31, 2007, there were no amounts outstanding under this credit facility.

(10) De-leveraging Transactions

2007 De-leveraging Transactions

During 2007, the Company retired its mortgage loans on 1500 Eckington Place and 60 Florida and recorded a de-leveraging loss of $2.9 million and $0.8 million from these retirements in Other income (expense) in the Consolidated Statements of Operations for the year ended December 31, 2007.

2006 De-leveraging Transactions

Through the cash tender offer, redemptions and other transactions discussed in this Note 10, the Company de-leveraged $568.2 million carrying value, or $633.2 million fully accreted face value at maturity for $532.4 million in cash consideration, which included $19.3 million of accrued interest, and 48.8 million shares of Class A common stock. The Company recorded a de-leveraging loss of $122.2 million from these extinguishments in Other income (expense) in the Consolidated Statements of Operations for the year ended December 31, 2006. This includes the following de-leveraging transactions:

14% Senior Secured Discount Notes due 2009

The Company repurchased or redeemed $148.7 million aggregate carrying value, or $186.5 million aggregate fully accreted face value at maturity, of its 14% Senior Secured Discount Notes due 2009, for a redemption price of $209.6 million, including accrued interest of $9.6 million. As a result of the transaction, the Company recorded a de-leveraging charge of $52.8 million; consisting of a redemption premium of $13.9 million, unamortized debt issuance costs of $1.3 million and unamortized discounts of $37.6 million.

12% Senior Secured Notes due 2010

The Company repurchased or redeemed $100.0 million aggregate carrying value and fully accreted face value at maturity, of its 12% Senior Secured Notes due 2010 for a redemption price of $117.2 million, including accrued interest of $4.5 million. As a result of the transaction, the Company recorded a de-leveraging charge of $15.5 million; consisting of a redemption premium of $13.0 million and unamortized debt issuance costs of $2.4 million.

10% Senior Secured Discount Convertible Notes due 2009

The Company exchanged $119.5 million aggregate carrying value, or $146.6 million aggregate fully accreted face value at maturity, of its 10% Senior Secured Discount Convertible Notes due 2009 by issuing approximately 48.8 million shares of Class A common stock. As a result of the transactions, the Company recorded a de-leveraging charge consisting of a redemption premium of $49.8 million. In addition, the Company wrote-off an unamortized beneficial conversion feature of $27.3 million to interest expense and unamortized debt issuance costs of $4.5 million to Additional paid-in capital.

Senior Secured Floating Rate Notes due 2009

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 De-leveraging Transactions

During 2005, the Company entered into agreements with certain holders of its notes to de-leverage $80.0 million carrying value, or $93.8 million fully accreted face value at maturity, for $42.0 million in cash consideration, which included $0.7 million of accrued interest, and 18.3 million shares of Class A common stock. The Company recorded a de-leveraging loss of $27.6 million from these extinguishments in Other income (expense) in the Consolidated Statements of Operations for the year ended December 31, 2005. This includes the following de-leveraging transactions:

12% Senior Secured Notes due 2010

The Company repurchased $15.0 million aggregate carrying value and fully accreted face value at maturity, of its 12% Senior Secured Notes due 2010 for a redemption price of $17.2 million, including $0.4 million of accrued interest. As a result of the transaction, the Company incurred a $2.2 million de-leveraging charge; consisting of a redemption premium of $1.8 million and unamortized debt issuance costs of $0.4 million.

14% Senior Secured Notes due 2010

The Company repurchased the remaining $19.8 million aggregate carrying value, or $22.8 million aggregate fully accreted face value at maturity, of its 14% Senior Secured Notes due 2010 for a redemption price of $24.8 million, including $0.3 million of accrued interest. As a result of the transaction, the Company incurred a $4.9 million de-leveraging charge; consisting of a redemption premium of $1.6 million, unamortized discount of $3.0 million and unamortized debt issuance costs of $0.3 million.

10% Senior Secured Discount Convertible Notes due 2009

The Company exchanged $45.2 million aggregate carrying value, or $56.0 million aggregate fully accreted face value at maturity, of its 10% Senior Secured Discount Convertible Notes due 2009 by issuing 18.3 million shares of Class A common stock. As a result of the transactions, the Company recorded a de-leveraging charge consisting of a redemption premium of $20.5 million. In addition, the Company wrote-off a beneficial conversion feature of $10.7 million to interest expense and unamortized debt issuance costs of $1.5 million to Additional paid-in capital.

(11) Equity

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

There were 5,393,252 shares of Series A convertible preferred stock issued and outstanding with a liquidation preference of $51.4 million as of December 31, 2007 and 2006. During 2006, the Company repurchased the Series B convertible redeemable preferred stock and converted the Series C convertible redeemable preferred stock. There were no shares issued and outstanding of the Series B convertible redeemable preferred stock, Series C convertible redeemable preferred stock or Series D preferred stock as of December 31, 2007 and 2006.

Stock Dividends on Preferred Stock

The Company paid 2006 quarterly dividends on the 8.25% Series B convertible redeemable preferred stock on February 1, 2006 and May 1, 2006 by issuing 18,126 and 5,128 shares of Class A common stock, respectively, to the respective holders of record. The Company ceased the payment of dividends subsequent to the May 1, 2006 payment as all the remaining shares

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were repurchased by the Company (as discussed below). The Company paid 2005 quarterly dividends on the 8.25% Series B convertible redeemable preferred stock on February 1, 2005, May 1, 2005, August 1, 2005 and November 1, 2005 by issuing 14,714, 16,784, 14,614 and 15,299 shares of Class A common stock, respectively, to the respective holders of record.

The terms of the Company’s 8.25% Series C convertible redeemable preferred stock provided for cumulative dividends payable in cash. The net loss attributable to common stockholders reflects the accrual of the dividends to preferred stockholders for the years ended December 31, 2006 and 2005.

Repurchases of Series B Convertible Redeemable Preferred Stock

In April 2006, the Company repurchased 366,304 shares of its 8.25% Series B convertible redeemable preferred stock, for approximately $18.3 million (or $50.00 per share). In June 2006, the Company repurchased the remaining 107,985 shares of 8.25% Series B convertible redeemable preferred stock, for approximately $5.6 million (or $51.65 per share). These repurchases included an aggregate premium of $755,000 and accrued dividends of $68,000, but excluded approximately $260,000 of accrued dividends that were forgiven.

Conversions of Series C Convertible Redeemable Preferred Stock

In October 2006, the Company converted 29,246 shares of its 8.25% Series C convertible redeemable preferred stock into 5.4 million shares of its Class A common stock. In November 2006, the Company converted its remaining 50,000 shares of its 8.25% Series C convertible redeemable preferred stock into 9.1 million shares of its Class A common stock. These conversions included an aggregate premium of $5.9 million (included in net loss attributable to common stockholders) and accrued dividends of $40.7 million.

Common Stock

The Company has authorized 600,000,000 shares of Class A common stock, par value of $0.01, of which 316,684,482 and 305,781,515 shares were issued and outstanding as of December 31, 2007 and 2006, respectively. As of December 31, 2007, there were 7,023,387 restricted Class A common shares issued and outstanding that was subject to forfeiture pending vesting. The Company has authorized 15,000,000 shares of Class C common stock, par value of $0.01, of which no shares were issued and outstanding as of December 31, 2007 and 2006.

Class A Common Stock Issuances

During 2007, 2006 and 2005, the Company issued 0.2 million, 0.8 million and 2.5 million shares, respectively, of Class A common stock related to the exercise of certain warrants. During 2006 and 2005, the Company issued 48.8 million and 18.3 million shares, respectively, of Class A common stock to convert or redeem certain notes. During 2006, the Company issued 14.5 million shares of Class A common stock to convert certain preferred stock. On June 14, 2005, the Company completed a public offering of 9,668,063 shares of its Class A common stock at $31.20 per share. The 9,668,063 shares offered by the Company resulted in net proceeds of $300 million.

In December 2007, the Company signed a termination and release agreement with Starbucks Corporation (“Starbucks”). In connection with this agreement, the Company issued 1,853,412 shares of its Class A common stock to Starbucks. In exchange for issuing these shares, other than some limited rights to use trademarks, the Company and Starbucks released each other from all remaining obligations under this previous agreement. The Company recognized Subsidies & distribution and Advertising & marketing expense of $9.2 million and $12.8 million, respectively, associated with the issuance of these shares.

Warrants

14% Senior Secured Notes due 2010 Warrants — As part of the issuance of 14% Senior Secured Notes due 2010, the Company granted warrants to purchase shares of the Company’s Class A common stock. As of December 31, 2007,

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.6 million shares were available for purchase at a price of $45.17 per share. The exercise price of each warrant may be paid either in cash or without the payment of cash by reducing the number of shares of Class A common stock that would be obtainable upon the exercise of a warrant. The warrants are fully vested and expire March 15, 2010.

14% Senior Secured Discount Notes due 2009 Warrants — As part of the exchange of 14% Senior Secured Notes due 2010 for 14% Senior Secured Discount Notes due 2009, the Company granted warrants to purchase shares of the Company’s Class A common stock. As of December 31, 2007, approximately 7.4 million shares were available for purchase at a price of $3.16 per share. The exercise price of each warrant may be paid either in cash or without the payment of cash by reducing the number of shares of Class A common stock that would be obtainable upon the exercise of a warrant. The warrants are fully vested and expire December 31, 2009.

Boeing Satellite Systems — Pursuant to the Company’s satellite contract for XM-4, the Company issued a fully vested warrant to Boeing Satellite Systems in July 2003 to purchase 500,000 shares of its Class A common stock at $13.524 per share. The fair value of this warrant was determined to be approximately $5.8 million using a Black-Scholes based methodology and is included in the cost of XM-4. These warrants expire July 31, 2008 and have been transferred by Boeing to Bank of America.

Space Systems/Loral — Pursuant to the Company’s satellite contract for XM-5, the Company issued a fully vested warrant to Space Systems/Loral to purchase 400,000 shares of its Class A common stock at $32.42 per share during 2005. The fair value of this warrant was determined to be approximately $4.9 million using a Black-Scholes based methodology and is included in the cost of XM-5. These warrants expire December 31, 2011.

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

(12) Share-Based Payment

The Company has three share-based payment plans. It is the practice of the Company to satisfy awards and options granted under these plans through the issuance of new shares. During the years ended December 31, 2007, 2006 and 2005, the Company recognized share-based payment expense of $86.2 million, $68.0 million and $6.0 million, respectively. In each of the periods described above, compensation expense was recorded in the Consolidated Statements of Operations related to these plans. For a summarized schedule of the distribution of share-based payment expense, see the appended footnote to the Consolidated Statements of Operations on page F-5 of this Form 10-K. The Company did not capitalize any share-based payment cost during the years ended December 31, 2007, 2006 and 2005. The Company did not realize any income tax benefits from share-based payment plans during the years ended December 31, 2007, 2006 and 2005, as a result of a full valuation allowance that is maintained for substantially all net deferred tax assets.

2007 Stock Incentive Plan

On May 25, 2007, the Company adopted the 2007 Stock Incentive Plan (“2007 Plan”) under which officers, other employees and other key individuals may be granted various types of equity awards, including restricted stock, stock units, stock options, stock appreciation rights, dividend equivalent rights and other stock awards. A total of 25,000,000 shares of the Company’s Class A common stock are reserved for issuance pursuant to these awards. Stock option awards under the 2007 Plan generally vest ratably over three years based on continuous service; while restricted stock generally vests ratably over one or three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. Grants of equity awards other than stock options or stock appreciation rights reduce the number of shares available for future grant by 1.5 times the number of shares granted under such equity awards. As of December 31, 2007, there were 17,777,161 shares available under the 2007 Plan for future grant.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1998 Shares Award Plan

On June 1, 1998, the Company adopted the 1998 Shares Award Plan (“1998 Plan”) under which, as amended, employees, consultants and non-employee directors may be granted stock options and restricted stock for up to 25,000,000 shares of the Company’s Class A common stock. Stock option awards and restricted stock awards under the 1998 Plan generally vest ratably over three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. As of December 31, 2007, there were 763,913 shares available under the 1998 Plan for future grant.

XM Talent Option Plan

In May 2000, the Company adopted the XM Talent Option Plan (“Talent Plan”) under which non-employee programming consultants to the Company may be granted stock options for up to 500,000 shares of the Company’s Class A common stock, which shares are reserved under the Talent Plan. Stock option awards under the Talent Plan generally vest ratably over three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. As of December 31, 2007, there were 340,000 options available under the Talent Plan for future grant.

Stock Options — The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the following weighted average assumptions:

	Years Ended December 31,
	2007	2006	2005
Expected dividend yield	0%	0%	0%
Expected volatility (1)	41% - 60%	42% - 52%	39% - 47%
Risk-free interest rate (2)	3.45% - 4.92%	4.59% - 5.10%	3.32% - 4.33%
Expected term (in years) (3)	4.13 - 6.00	6.00	5.00

(1)	Expected volatilities are based on implied volatilities from publicly traded options on the Company’s stock. The weighted average volatility for the years ended December 31, 2007, 2006 and 2005 was 49%, 45% and 45%, respectively.
(2)	The risk-free rate for periods within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	Beginning in the fourth quarter of 2007, expected term is derived from a model based upon actual historical option exercises. Previously the expected term was calculated as the average between the vesting term and the contractual term, weighted by tranche, pursuant to SAB No. 107.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s aggregate stock option awards under the 2007 Plan, 1998 Plan and the Talent Plan as of December 31, 2007, and activity during the years then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2005	14,686,161	$15.37
Granted	2,019,505	$29.21
Exercised	(1,793,278)	$10.37
Forfeited, cancelled or expired	(343,376)	$21.36

Outstanding, December 31, 2005	14,569,012	$17.81
Granted	2,751,699	$18.36
Exercised	(600,017)	$7.53
Forfeited, cancelled or expired	(876,810)	$26.30

Outstanding, December 31, 2006	15,843,884	$18.41
Granted	617,600	$12.59
Exercised	(1,086,871)	$7.12
Forfeited, cancelled or expired	(588,345)	$23.75

Outstanding, December 31, 2007	14,786,268	$18.79	5.87	$18,874
Vested and expected to vest, December 31, 2007	14,401,827	$18.83	5.87	$18,383
Exercisable, December 31, 2007	12,299,083	$18.56	5.38	$18,576

The per share weighted-average fair value of stock option awards granted during the years ended December 31, 2007, 2006 and 2005 was $6.40, $9.36 and $12.83, respectively, on the date of grant. The total intrinsic value on the date of exercise of stock option awards exercised during years ended December 31, 2007, 2006 and 2005 was $7.4 million, $7.2 million and $37.0 million, respectively. As of December 31, 2007, there was $13.6 million of total unrecognized compensation cost related to stock option awards granted under the 2007 Plan, 1998 Plan and Talent Plan. The weighted-average period over which the compensation expense for these awards is expected to be recognized is 1.39 years as of December 31, 2007.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock — A summary of the status of the Company’s aggregate restricted stock awards under the 2007 Plan and 1998 Plan as of December 31, 2007 and activity during the years then ended is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested, January 1, 2005	10,000	$26.97
Granted	865,627	$28.90
Vested	(3,333)	$26.97
Forfeited	(45,000)	$32.13

Nonvested, December 31, 2005	827,294	$28.71
Granted	3,036,877	$17.83
Vested	(291,062)	$27.53
Forfeited	(166,083)	$25.03

Nonvested, December 31, 2006	3,407,026	$19.29
Granted	4,831,301	$11.85
Vested	(1,013,028)	$21.21
Forfeited	(201,912)	$15.61

Nonvested, December 31, 2007	7,023,387	$14.00

The fair value of each restricted stock award is the market value of the stock, as determined by the last sale price of the Company’s Class A common stock on The NASDAQ Global Select Market as if it were vested and issued on the grant date. As of December 31, 2007 and 2006, there were $55.7 million and $48.9 million, respectively, of total unrecognized compensation cost related to restricted stock awards granted under the 2007 Plan and 1998 Plan. The weighted-average period over which the compensation expense for these awards is expected to be recognized is 1.71 years as of December 31, 2007. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $11.8 million, $3.5 million and $0.1 million.

Employee Stock Purchase Plan

In 1999, the Company established an employee stock purchase plan (“ESPP”) that, as amended, provides for the issuance of 1,000,000 shares. All employees whose customary employment is more than 20 hours per week and for more than five months in any calendar year are eligible to participate in the ESPP, provided that any employee who would own 5% or more of the Company’s total combined voting power immediately after an offering date under the ESPP is not eligible to participate. Eligible employees must authorize the Company to deduct an amount from their pay during offering periods established by the Compensation Committee of the Board of Directors. The purchase price for shares under the ESPP was determined by the Compensation Committee but may not be less than 85% of the lesser of the market price of the common stock on the first or last business day of each offering period, a “look-back option.”

Under the provisions of SFAS No. 123R, Share-Based Payment, the Company’s ESPP is considered a compensatory plan due to the greater than 5% discount and the “look-back option.” Effective January 1, 2006, the Company began recognizing compensation cost related to the ESPP. Compensation expense recognized pursuant to the ESPP is not material to the Consolidated Statements of Operations. Effective April 1, 2007, the Company suspended further purchases under the ESPP pursuant to the terms of the February 19, 2007 merger agreement with Sirius. As of December 31, 2007, 2006 and 2005, the Company had issued a cumulative total of 744,453, 717,041 and 616,745 shares, respectively, under the ESPP. The weighted-average grant date fair value per share for shares issued during the years ended December 31, 2007, 2006 and 2005 was $10.98, $13.02 and $26.27, respectively. The remaining shares available for issuance under the ESPP as of December 31, 2007 were 255,547.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Profit Sharing and Employee Savings Plan

On July 1, 1998, the Company adopted a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer the maximum percentage of their compensation allowable under law on a pre-tax basis through contributions to the savings plan. The Company contributed $0.50 in 2007, 2006 and 2005 for every $1.00 the employees contributed up to 6% of compensation, which amounted to $2.0 million, $1.7 million and $1.2 million, respectively

(14) Related Party Transactions

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

The Company is a party to a long-term distribution agreement with GM that provides for the installation of XM radios in GM vehicles, as further described in Note 17. This agreement, as amended, continues to be clarified as the Company’s business operations and working relationship with GM continues to evolve. The Company has an agreement with GM to make available use of the Company’s bandwidth. The Company has arrangements with American Honda relating to the promotion of the XM Service to new car buyers, the use of bandwidth on the XM System and the development of telematics services and technologies. The Company is engaged in activities with GM and American Honda to jointly promote new car buyers to subscribe to the XM Service. Subscriber revenues received from GM and American Honda for these programs are recorded as related party revenue. GM is one of the Company’s shareholders and Chester A. Huber, Jr., the President of OnStar Corporation, a subsidiary of GM, is a member of the Company’s board of directors. John W. Mendel, a member of the Company’s board of directors, is Senior Vice President, automobile operations of American Honda.

In November 2005, the Company entered into a number of agreements (“Agreements”) with XM Canada that provide XM Canada with exclusive rights to offer XM satellite digital radio service in Canada. The Agreements have an initial term of ten years and XM Canada has the unilateral option to extend the term of the Agreements for an additional five years at no additional cost beyond the current financial arrangements. XM Canada has expressed its intent to exercise this option at the end of the initial term of the Agreements. The various deliverables of these Agreements are considered a single accounting unit in accordance with EITF Issue No. 00-21, and as such are accounted for as follows:

•

The offset to the $152.1 million fair value of the shares received (see Note 7, under the heading “Equity Method Investment and Available-for-Sale Debt Securities”) is recorded as Deferred income on the Company’s Consolidated Balance Sheets and amortized on a straight-line basis into income over the 15-year expected term of the Agreements. As of December 31, 2007 and 2006, the Deferred income balance related to the initial fair value of shares received was $128.7 million and $138.6 million, respectively.

•

The Company receives a 15% royalty fee for all subscriber fees earned by XM Canada each month for its basic service and a nominal activation fee for each gross activation of an XM Canada subscriber on the Company’s system. Beginning in 2006, XM began to accrue for, and record as revenue, royalties and activation fees related to XM Canada’s subscribers. This revenue is recognized on a straight-line basis over the remaining expected term of the Agreements. The unrecognized portion is recorded as Deferred income. As of December 31, 2007 and 2006, the Deferred income balance related to the subscriber revenue royalty and activation fees was $6.1 million and $2.0 million, respectively.

•

XM Canada will pay the Company $69.1 million for the rights to broadcast and market National Hockey League (“NHL”) games for the 10-year term of the Company’s contract with the NHL. The $69.1 million payment is comprised of $57.0 million in license fees and $12.1 million in advertising costs and is required to be paid in ten annual installments ranging from $5.3 million to $7.5 million per year. In accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognizes these payments on a gross basis as a principal.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized the following as Other revenue in the Consolidated Statement of Operations (in thousands):

	Years Ended December 31,
	2007	2006	2005
Amortization of XM Canada deferred income	$9,993	$10,080	$—
Subscriber revenue royalty and activation fees	333	258	—
Advertising cost reimbursements	1,083	1,083	—
License fees	4,875	4,500	—

XM has provided XM Canada with a C$45 million standby credit facility which can only be utilized to finance purchases of terrestrial repeaters or for the payment of subscription fees to XM. The facility matures on December 31, 2012 and bears interest at a rate of 9% per annum. XM has the right to convert unpaid principal amounts into Class A subordinate voting shares of XM Canada at the price of C$16.00 per share. As of December 31, 2007, XM Canada has drawn $3.6 million on this facility in lieu of payment of subscription fees.

During 2006, XM recognized a $4.5 million gain as Other income related to the sale of 78 terrestrial repeaters to XM Canada during 2005. XM Canada purchased these repeaters from XM at their original cost.

The Company had the following related party balances as of December 31, 2007 and 2006 (in thousands):

	Due from		Prepaid expense		Due to
	2007	2006	2007	2006	2007	2006
GM	$8,505	$8,149	$218,196	$227,658	$62,233	$44,975
American Honda	3,325	5,842	—	—	3,513	1,484
XM Canada	9,752	1,577	—	—	—	—

Total	$21,582	$15,568	$218,196	$227,658	$65,746	$46,459

The Company earned the following total revenue, primarily consisting of subscriptions, in connection with sales to related parties described above (in thousands):

	Years Ended December 31,
	2007	2006	2005
GM	$36,047	$27,412	$27,580
American Honda	18,385	17,159	10,957
XM Canada	16,284	15,922	—

Total	$70,716	$60,493	$38,537

The Company has relied upon certain related parties for technical, marketing and other services. The Company has incurred the following costs in transactions with the related parties described above (in thousands):

	Years ended December 31,
	2007		2006		2005
	GM	American Honda	GM	American Honda	GM	American Honda
Research & development	$—	$—	$—	$5,000	$—	$5,000
Customer care & billing operations	230	—	149	—	242	—
Revenue share & royalties	111,169	843	78,193	—	48,081	—
Marketing	192,405	7,675	145,894	2,600	157,756	1,782

Total	$303,804	$8,518	$224,236	$7,600	$206,079	$6,782

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15) Income Taxes

The (benefit from) provision for the income taxes included in the Consolidated Statements of Operations is as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
Current taxes:
Federal	$—	$—	$—
State	—	—	—

Total current taxes	—	—	—

Deferred taxes:
Federal	(807)	(12)	2,003
State	(132)	(2)	327

Total deferred taxes	(939)	(14)	2,330

Total tax (benefit) expense	$(939)	$(14)	$2,330

A reconciliation of the statutory tax (benefit) expense, assuming all income is taxed at the statutory rate applicable to the income and the actual tax (benefit) expense is as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
Net loss before income taxes, as reported in the consolidated statements of operations	$(683,320)	$(718,886)	$(664,385)

Theoretical tax benefit on the above amount at 35%	(239,162)	(251,610)	(232,535)
State tax, net of federal benefit	(23,916)	(25,161)	(23,253)
Increase in taxes resulting from permanent differences, net	1,181	39,302	21,351
Change in valuation allowance	260,958	237,455	236,767

Taxes on income for the reported year	$(939)	$(14)	$2,330

The tax (benefit) expense results from the following required adjustments to the Company’s valuation allowance (in thousands):

	Years ended December 31,
	2007	2006	2005
Indefinite-lived assets (DARS license)	2,311	2,312	2,330
Currency translation adjustment from investment in XM Canada included in other comprehensive income	(3,250)	(2,326)	—

Tax expense (benefit) on income for the reported year	$(939)	$(14)	$2,330

During 2004 the Company determined that it was not appropriate under generally accepted accounting principles to offset deferred tax assets against deferred tax liabilities related to indefinite lived assets that cannot be scheduled to reverse in the same period. Accordingly, the Company recognized a $2.3 million increase to the valuation allowance in each of the years ended December 31, 2007, 2006 and 2005 related to the indefinite lived asset. The Company does not expect to settle this liability in the foreseeable future.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax consists of tax assets (liabilities) attributable to the following (in thousands):

	December 31,
	2007	2006
Deferred tax assets — current:
Deferred revenue — XM Service	$160,299	$131,174
Deferred revenue — CSR	3,817	3,817
Other deferred tax assets — current	18,422	5,107

Gross total deferred tax assets — current	182,538	140,098
Valuation allowance for deferred tax assets — current	(182,383)	(139,647)

Net deferred tax assets — current	155	451

Deferred tax assets — noncurrent:
Net operating loss/other tax attribute carryovers	969,649	790,921
Book expenses capitalized and amortized for tax purposes	96,752	97,170
Deferred revenue — XM Service	37,948	33,296
Deferred revenue — CSR	48,082	50,350
Property, equipment and property under construction	50,354	28,098
Deferred interest expense	2,862	2,958
Loan financing costs	25,823	38,685
Share-based payment expense	39,142	24,895
Investments	54,562	36,216
Other deferred tax assets	31,081	33,556

Gross total deferred tax assets — noncurrent	1,356,255	1,136,145
Valuation allowance for deferred tax assets — noncurrent	(1,355,108)	(1,134,809)

Net deferred tax assets — noncurrent	1,147	1,336

Net deferred tax assets	1,302	1,787

Deferred tax liabilities:
DARS license	(34,269)	(31,958)
Intangible assets	(1,302)	(1,786)

Net deferred tax liabilities	(35,571)	(33,744)

Deferred income tax, net	$(34,269)	$(31,957)

The Company offsets the non-current net deferred tax asset against the non-current deferred tax liability in Other non-current liabilities on the Consolidated Balance Sheets. The net deferred tax asset — current is included in Prepaid and other current assets on the Consolidated Balance Sheets.

At December 31, 2007, the Company had accumulated net operating losses (“NOL”) of $2,518.6 million for Federal income tax purposes that are available to offset future regular taxable income. These operating loss carryforwards expire between the years 2014 and 2027.

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

The Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions. With the exception of a few state returns, the Company is no longer subject to income tax assessment for years before 2004. However, since the Company has incurred net operating losses in every tax year since inception, all its income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and state authorities for purposes of determining the amount of net operating losses to reduce taxable income generated in a given tax year.

The IRS has commenced an examination of the Company’s 2005 and 2006 federal income tax returns in the first quarter of 2008. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

The Company adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company had no change in its liability for unrecognized tax benefits as a result of the implementation of Interpretation 48. The Company does not expect any material changes to its FIN 48 positions in the next 12 months. The Company did not have any beginning or ending year 2007 unrecognized tax benefits, in addition there were no increases or decreases in unrecognized tax benefits during the year. The Company has never incurred interest or penalties related to accounting for income taxes.

(16) Supplemental Cash Flows Disclosures

The Company paid $108.7 million, $67.1 million and $40.5 million for interest, net of amounts capitalized to System under construction of $7.1 million, $22.3 million and $24.1 million, during the years ended December 31, 2007, 2006 and 2005, respectively. Additionally, the Company incurred the following non-cash financing and investing activities (in thousands):

	Years ended December 31,
	2007	2006	2005
Accrued system construction costs	$—	$56,590	$30,360
Conversion of 10% senior secured discount convertible notes due 2009 to Class A common stock	—	146,649	55,991
Non-cash loss from de-leveraging transactions	—	94,790	24,154
Write-off of deferred financing costs to equity in connection with the conversion of 10% Senior secured discount convertible notes due 2009	—	4,522	1,548
Property acquired through capital leases	9,453	32,723	14,399
Assumption of debt on purchase of building	—	—	6,630
Issuance of warrants for satellite contract	—	—	4,868
Issuance of warrants for deferred financing fees	—	—	150
Receipt of Canadian Satellite Radio stock	—	—	152,054

(17) Commitments and Contingencies

DARS Licenses

The Company’s DARS license is valid for eight years upon successful launch and orbital insertion of the satellites and can be extended by the FCC. The DARS license requires that the Company comply with a construction and launch schedule specified by the FCC for each of the first two authorized satellites, which has occurred. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company’s license. The Company believes that the exercise of such authority to rescind the license is unlikely. The Company has requested and received FCC authority for the four satellites it has in-orbit.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The FCC has not yet issued final rules permitting the Company to deploy its terrestrial repeaters to fill gaps in satellite coverage. The Company is operating its repeaters on a non-interference basis pursuant to a grant of special temporary authority from the FCC. This grant originally expired March 18, 2002; however, on March 11, 2002, the Company applied for an extension of this special temporary authority and the Company can continue to operate its terrestrial repeaters pursuant to the special temporary authority pending a final determination on this extension request. This authority is currently being challenged by operators of terrestrial wireless systems who have asserted that the Company’s repeaters may cause interference. On December 18, 2007, the FCC released a “Notice of Proposed Rulemaking and Second Further Notice of Proposed Rulemaking” seeking additional comment on the final rules for satellite radio repeaters. XM is participating in this phase of the proceeding. The Company has certain matters before the FCC, which are discussed below under the heading “Regulatory Matters and Inquiries — Federal Communications Commission.”

Technology Licenses

Effective January 1, 1998, the Company entered into a technology licensing agreement with Motient and WorldSpace Management Corporation (“WorldSpace MC”) by which as compensation for certain licensed technology then under development to be used in the XM Radio System, the Company pays certain amounts to WorldSpace MC. The actual amounts to be incurred under this agreement are dependent upon further development of the technology, which is at the Company’s option. The agreement includes provisions for sharing certain costs related to the further development of technology and for royalty payments from the Company to WorldSpace MC. At December 31, 2007 and 2006, the Company had recorded an accrual, including interest of $0.8 million and $2.0 million, respectively, payable to WorldSpace MC for royalty payments.

Satellite System

Satellite Deployment Plan — The Company currently operates four satellites in-orbit. The Company launched its first two satellites, XM-1 and XM-2, in the first half of 2001 prior to the commencement of commercial operations. Currently, XM-1 and XM-2 function as in-orbit spares. In February 2005, the Company launched its third satellite, XM-3, which has been used to transmit XM service since April 2005. In October 2006, the Company launched its fourth satellite, XM-4, which has been used to transmit XM service since December 2006. In 2005, XM entered into a contract to construct a fifth satellite, XM-5, which is expected to be completed in late 2008 or early 2009 for use as a ground spare or to be available for launch as needed.

Satellite Contracts — As of December 31, 2007, the Company has paid $968.8 million, including manufacturing and launch costs, financing charges (excluding sale leaseback charges), in-orbit performance incentives and additional costs for collocation, under its various satellite and launch services contracts. The Company originally entered into a satellite and launch services contract for XM-1, XM-2 and XM-3 with Boeing Satellite Systems International, Inc. (“BSS”) in March 1998 and subsequently amended the contract as required (including the manufacture of XM-4). XM has fully paid its contractual obligations to BSS, except for XM-3 and XM-4 performance incentive payments which are accrued to Satellite & terrestrial expense when certain performance criteria are met pursuant to the satellite contracts. In August 2003, XM contracted with Sea Launch Company, LLC (“Sea Launch”) for the associated launch services for XM-4, and in September 2006, the Company exercised an option in the Sea Launch contract for launch services for XM-5. In June 2005, the Company awarded a contract to Space Systems/Loral (“SS/L”) for the design and construction of XM-5.

XM-3 — BSS has the right to earn performance incentives of up to $25.9 million, plus interest, based on the in-orbit performance of XM-3 over its design life of fifteen years. As of December 31, 2007, the Company has paid $4.8 million of those performance incentives (including interest). The Company has in-orbit insurance for XM-3 through February 2009.

XM-4 — BSS has the right to earn performance incentives of up to $12.0 million, plus interest, over the first twelve years of in-orbit life, up to an additional $7.5 million for high performance (above baseline specifications) during the first fifteen years of in-orbit life and up to an additional $10.0 million for continued high performance across the five year period beyond the fifteen year design life. As of December 31, 2007, the Company has paid $1.2 million of those performance incentives (including interest). The Company has in-orbit insurance for a portion of the XM-4 sum insured that expires in

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 2011 and in-orbit insurance for the remainder of the sum insured that expires in October 2008. These policies run concurrently. In February 2007, the Company entered into a sale-leaseback of the transponders on the XM-4 satellite. See Note 9 under the heading “Debt of Consolidated Variable Interest Entity”.

XM-5 — In 2005, XM entered into a contract with SS/L to construct XM-5. On July 15, 2003, SS/L, its parent (Loral Space & Communications Ltd.) and certain other affiliated entities (collectively, the “Debtors”) commenced voluntary Chapter 11 bankruptcy cases under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”). Pursuant to an order entered on July 20, 2005, the Court approved the Company’s contract with SS/L. On August 1, 2005, the Court entered an order confirming the Debtors’ Fourth Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Reorganization Plan”). The Reorganization Plan became effective on November 21, 2005. Pursuant to the terms of the Company’s contract with SS/L, the Company may make construction payments on XM-5 into an escrow account until the occurrence of an “Emergence Date” as defined in the contract. As of December 31, 2007, the Company has paid $123.5 million with respect to the XM-5 construction and launch services, excluding financing charges. In August 2007, the contract with SS/L was amended to defer payments on the remaining XM-5 satellite construction costs until the earlier of post launch or January 2010.

GM Distribution Agreement

The Company has a long-term distribution agreement with GM. During the term of the agreement, which expires in 2013, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. Under the distribution agreement, the Company is required to make a subscriber acquisition payment to GM for each person who becomes and remains an XM subscriber through the purchase of a GM vehicle.

In April 2006, the Company amended the distribution agreement pursuant to which the Company made a prepayment in May 2006 in the amount of $237.0 million to GM to retire at a discount $320.3 million of the remaining fixed payment obligations that would have come due in 2007, 2008 and 2009. The April 2006 amendments eliminated the Company’s ability to make up to $35.0 million of subscriber acquisition payments in shares of the Company’s Class A common stock. As of December 31, 2007, the Company had $26.0 million of current related party prepaid expense and $123.6 million of non-current related party prepaid expense in connection with the guaranteed fixed payments as a result of the $237.0 million prepayment in May 2006. In February 2008, the Company entered into an amended and restated agreement with GM that folds together the previously separate distribution and credit agreements with GM. The amended and restated agreement’s terms remain substantially similar to those of the previously separate agreements, except for the establishment of a new minimum pre-marketing cash flow threshold for 2008 that the Company will need to meet in order to make draws under the GM credit facility in 2009.

In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than eight million GM vehicles with installed XM radios (at which point the percentage remains constant). Revenue share expense is recognized as the related subscription revenue is earned. As of December 31, 2007, the Company had $54.6 million of current related party prepaid expense and $14.0 million of non-current related party prepaid expense in connection with this revenue sharing arrangement. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which the Company must reimburse GM. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius’ radio service. The agreement is subject to renegotiation at two-year intervals, beginning in November 2005, if GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years are the lesser of 600,000 units per year or amounts proportionate to targets in the satellite digital radio service industry. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, by November 2007 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum share levels in the satellite digital radio service industry. The Company believes it

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was exceeding the minimum levels at December 31, 2007. For the years ended December 31, 2007, 2006 and 2005, the Company incurred total costs of $303.8 million, $224.2 million and $206.1 million, respectively, under the distribution agreement.

Legal Proceedings

The Company is currently subject to claims, potential claims, inquiries or investigations, or party to legal proceedings, in various matters described below. In addition, in the ordinary course of business the Company become aware from time to time of claims, potential claims, inquiries or investigations, or may become party to legal proceedings arising out of various matters, such as contract matters, employment related matters, issues relating to its repeater network, product liability issues, copyright, patent, trademark or other intellectual property matters and other federal regulatory matters.

Litigation and Arbitration

Copyright Royalty Board Arbitration — In December 2007, the Copyright Royalty Board (“CRB”) issued its determination and order setting the royalty rate payable by the Company under the statutory license covering the performance of sound recordings over the XM system for the six-year period starting in January 1, 2007 and ending December 31, 2012. Under the terms of the CRB Satellite Radio Services decision, the Company will pay a performance license rate of 6.0% of those gross revenues subject to the fees for 2007 and 2008, 6.5% for 2009, 7.0% for 2010, 7.5% for 2011 and 8.0% for 2012. The revenue that is subject to royalty fees includes subscription revenue from its subscribers and advertising revenues from channels other than those that use only incidental performances of music. Other exclusions and deductions from revenue subject to the statutory license fee include but are not limited to revenue from channels, programming and products or other services offered for a separate charge where such channels use only incidental performances of sound recordings, revenue from equipment sales, revenue from current and future data services, fulfillment service fees and bad debt expense. On February 25, 2008, SoundExchange, the organization that collects and distributes sound recordings royalties on behalf of its members, filed a petition for review in the U.S. District Court for the District of Columbia Circuit.

Separately, the Company settled the royalty rate payable by the Company under the statutory license covering its performance of sound recordings over XM channels transmitted over the DIRECTV satellite television system, and that CRB proceeding was concluded.

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc and Warner Bros. Records Inc. v. XM Satellite Radio Inc. — Plaintiffs filed this action in the United States District Court for the Southern District of New York on May 16, 2006. The complaint seeks monetary damages and equitable relief, alleging that recently introduced XM radios that also have advanced recording functionality infringe upon plaintiffs’ copyrighted sound recordings. The Company’s motion to dismiss this matter was denied in January 2007. The Company believes these allegations are without merit and that these products comply with applicable copyright law, including the Audio Home Recording Act, and intends to vigorously defend the matter. Music publishing companies and certain other record companies also have filed lawsuits, purportedly on a class basis, with similar allegations. There can be no assurance regarding the ultimate outcome of these matters, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

In late 2007 and early 2008, the Company resolved the lawsuit with respect to Universal Music Group (“UMG”), Warner Music Group and Sony BMG Music Entertainment (“Sony BMG”) and each of UMG, Warner Music Group and Sony BMG agreed to withdraw as a party to the lawsuit against the Company.

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

Regulatory Matters and Inquiries

Federal Communications Commission (“FCC”)

FCC Receiver Matter — As the Company has previously disclosed, it has received inquiries from, and responded to, the FCC regarding FM modulator wireless transmitters in various XM radios not in compliance with permissible emission limits. No health or safety issues have been involved with these wireless XM radios. The Company has implemented a series of design and installation modifications and the Company has obtained new certifications for numerous models of modified XM radios using its new SureConnect technology. In addition, the Company has implemented a regulatory compliance plan, including the appointment of an FCC regulatory compliance officer, to monitor FCC regulatory compliance, specifically with reference to the design, verification/certification, and production of XM radio receivers. The Company has been submitting documents to the FCC and is in discussions with the FCC to resolve this matter. The Company cannot predict at this time the extent of any further actions that it will need to undertake or any financial obligations it may incur. There can be no assurance regarding the ultimate outcome of this matter, or its significance to the Company’s business, consolidated results of operations or financial position.

FCC Repeater Network Matter — In October 2006, the Company filed for both a 30-day Special Temporary Authority (“STA”) and a 180-day STA with respect to its terrestrial repeater network, seeking authority to continue to operate its entire repeater network despite the fact that the technical characteristics of certain repeaters, as built, differ from the technical characteristics in the original STAs granted for its repeater network. These differences include some repeaters not being built in the exact locations, or with the same antenna heights, power levels, or antenna characteristics than set forth in the earlier STAs. Prior to making these filings, the Company reduced the power or discontinued operation of certain repeaters. As a result, the Company believes that service quality in portions of the affected metro areas has been somewhat reduced, including in terms of more frequent interruptions and/or occasional outages to the service. There has been no impact on the satellite signal. The Company continues to communicate with the staff of the FCC regarding these matters. In February 2007, the Company received a letter of inquiry from the FCC relating to these matters, to which the Company has responded. This proceeding may result in the imposition of financial penalties against the Company or adverse changes to its repeater network resulting from having repeaters turned off or otherwise modified in a manner that would reduce service quality in the affected areas. There can be no assurance regarding the ultimate outcome of this matter, or its significance to the Company’s business, consolidated results of operations or financial position.

These STA requests are distinct from (and if granted would modify) the STAs originally granted by the FCC relating to the Company commencing and continuing operation of the repeater network. As the Company has been disclosing for many years, the FCC has not yet issued final rules permitting the Company (or Sirius) to deploy terrestrial repeaters, and the Company has been deploying and operating its repeater network based on those early STAs and requests the Company has filed previously to extend the time periods of those STAs, which have expired. The Company (and Sirius) and others have been requesting that the FCC establish final rules for repeater deployment. On December 18, 2007, the FCC released a “Notice of Proposed Rulemaking and Second Further Notice of Proposed Rulemaking” seeking additional comment on the final rules for satellite radio repeaters. The Company is participating in this phase of the proceeding.

Federal Trade Commission (“FTC”)

FTC Inquiry — In November 2007, the Company was notified by the Federal Trade Commission that the FTC was closing its inquiry into the Company’s marketing and customer service practices. The FTC launched this inquiry in April 2006 and decided to close it without any action.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities and Exchange Commission (“SEC”)

SEC Inquiry — In December 2007, the Company was notified by the Staff of the Division of Enforcement of the Securities and Exchange Commission that the Division has completed its investigation, initiated in August 2006, relating to various matters including the Company’s historic practices regarding subscriber data and stock options. The SEC has advised that it does not intend to recommend any enforcement action.

Sales, Marketing and Distribution Agreements

The Company has entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. The amount of the operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but future costs are expected to be substantial. During the years ended December 31, 2007, 2006, and 2005, the Company incurred expenses of $145.4 million, $176.6 million, and $198.8 million respectively, in relation to these agreements, excluding the GM distribution agreement.

Programming Agreements

The Company has entered into various programming agreements. Under the terms of these agreements, the Company is obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. During the years ended December 31, 2007, 2006, and 2005, the Company incurred expenses of $166.7 million, $158.0 million and $90.8 million, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and advertising revenue increase.

The Company has a multi-year agreement with Major League Baseball® to broadcast MLB games live nationwide. The Company paid $50 million for the 2005 season, $60 million (which included $10 million paid in October 2004) for the 2006 and 2007 seasons and will pay $60 million per year thereafter through 2012. MLB has the option to extend the agreement for the 2013, 2014 and 2015 seasons at the same $60 million annual compensation rate. The Company will also make incentive payments to MLB for XM subscribers obtained through MLB and baseball club verifiable promotional programs. No stock or warrants were included in this agreement. The agreement requires the Company to deposit $120 million into escrow or furnish other credit support in such amount. In July 2006, the Company furnished a $120 million two-year surety bond to MLB as part of an amendment to the agreement with MLB that permitted the Company to provide various types of credit support in lieu of its $120 million escrow deposit requirement. If the Company is unable to renew this bond or obtain other credit support acceptable to MLB, there can be no assurance the Company will not have to deposit funds to meet the escrow deposit requirement.

Royalty Agreements

The Company has entered into fixed and variable revenue share payment agreements with performance rights organizations that generally expire at the end of 2012. In 2007, the CRB issued its determination and order setting the royalty rate payable by the Company under the statutory license covering the performance of sound recordings over the XM system for the six year period from January 2007 to December 2012. During the years ended December 31, 2007, 2006 and 2005, the Company incurred expenses of $93.0 million, $37.4 million and $22.0 million, respectively, in relation to these agreements. SoundExchange has filed a petition for review of the CRB determination in the U.S. District Court for the District of Columbia Circuit.

Joint Development Agreement

Under the terms of a joint development agreement with Sirius, the other holder of an FCC satellite radio license, each party is obligated to fund one half of the development cost for a common receiver platform for satellite radios. Pursuant to the joint development agreement, in November of 2003, XM and Sirius formed a limited liability company for this purpose. During the years ended December 31, 2007, 2006 and 2005, the Company incurred costs of $1.0 million, $1.0 million and $1.3 million, respectively, in relation to this agreement. These costs are being expensed as incurred in research and development.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

In February 2007, the Company entered into a sale-leaseback transaction of the transponders on the XM-4 satellite. For a further discussion, see Note 9, under the heading “Debt of Consolidated Variable Interest Entity”.

The Company has noncancelable operating leases for terrestrial repeater sites, office space, and software, and noncancelable capital leases for equipment that expire over the next fifteen years. Additionally, the Company owns several buildings and leases a portion of the space to other entities. The future minimum lease payments and rentals under noncancelable leases as of December 31, 2007 are (in thousands):

	Capital Lease	Operating Lease	Rental
Years ending December 31,	Payments	Payments	Income
2008	$11,305	$20,540	$1,520
2009	10,889	20,473	1,469
2010	9,264	17,562	1,467
2011	2,119	7,411	1,467
2012	37	3,168	1,467
Thereafter	—	3,817	9,167

Total	33,614	$72,971	$16,557

Less amount representing interest	(4,117)

Present value of net minimum lease payments	29,497
Less current maturities	(9,153)

Long-term obligations	$20,344

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $20.3 million, $23.2 million, and $19.9 million, respectively.

Separation Agreement

The Company announced on July 24, 2007 the departure of its Chief Executive Officer (“CEO”), effective on August 10, 2007. Pursuant to an employment agreement dated August 6, 2004, as amended, the Company recognized approximately $8.1 million in compensation expense as a result of the accelerated vesting of certain share-based payment awards and the payment of certain amounts. The Company deposited approximately $4.8 million into a deferred compensation trust for the benefit of its former CEO, which trust has been consolidated for accounting purposes and presented as Prepaid and other current assets with an offset to Accrued expenses in the Consolidated Balance Sheets as of December 31, 2007.

Customer Service Providers

The Company has entered into agreements with service providers for customer care functions to subscribers of its service. Employees of these service providers have access to the Company’s customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquires from subscribers. The Company pays its service provider an hourly rate for each customer care representative supporting its subscribers. During the years ended December 31, 2007, 2006, and 2005, the Company incurred $57.5 million, $50.7 million and $29.7 million, respectively, in relation to services provided for customer care functions.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18) Quarterly Data

	2007
(Unaudited, in thousands except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$264,112	$277,276	$287,456	$307,698
Operating loss	(88,046)	(107,992)	(113,069)	(202,330)
Net Loss	(122,438)	(175,747)	(145,378)	(238,818)
Net loss attributable to common stockholders	(122,438)	(175,747)	(145,378)	(238,818)
Net loss per common share — basic and diluted	(0.40)	(0.57)	(0.47)	(0.78)

	2006
(Unaudited, in thousands except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$207,966	$227,886	$240,444	$257,121
Operating loss	(100,796)	(101,656)	(60,760)	(139,886)
Net Loss	(149,221)	(229,109)	(83,819)	(256,723)
Net loss attributable to common stockholders	(151,370)	(231,678)	(85,453)	(263,191)
Net loss per common share — basic and diluted	(0.60)	(0.87)	(0.32)	(0.91)

(19) Condensed Consolidating Financial Information

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2007

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$100,111	$—	$11	$—	$—	$100,122	$56,554	$—	$10	$—	$156,686
Accounts receivable, net	63,617	—	—	—	—	63,617	—	—	—	—	63,617
Due from subsidiaries/affiliates	4,015	428,973	43,250	683,745	(1,159,940)	43	5,667	—	39,324	(45,034)	—
Due from related parties	17,931	—	—	—	—	17,931	97	—	—	—	18,028
Related party prepaid expenses	80,610	—	—	—	—	80,610	—	—	—	—	80,610
Prepaid programming content	28,262	—	—	—	—	28,262	—	—	—	—	28,262
Prepaid and other current assets	38,937	—	—	—	—	38,937	170	30,726	182	(30,880)	39,135

Total current assets	333,483	428,973	43,261	683,745	(1,159,940)	329,522	62,488	30,726	39,516	(75,914)	386,338
System under construction	—	—	—	—	—	—	151,142	—	—	—	151,142
Property and equipment, net	611,116	—	14,805	—	—	625,921	48,124	—	38,571	(2,246)	710,370
Investment in subsidiary/affiliates	1,249,173	—	—	—	(1,249,173)	—	(702,323)	—	—	702,323	—
DARS license	—	141,412	—	—	—	141,412	—	—	—	—	141,412
Intangibles, net	3,379	—	—	—	—	3,379	—	—	—	—	3,379
Deferred financing fees, net	30,585	—	—	—	—	30,585	4,005	—	—	—	34,590
Due from related party, net of current portion	3,554	—	—	—	—	3,554	—	—	—	—	3,554
Related party prepaid expenses, net of current portion	137,586	—	—	—	—	137,586	—	—	—	—	137,586
Investments	—	—	—	—	—	—	36,981	—	—	—	36,981
Prepaid and other assets, net of current portion	1,880	—	—	—	—	1,880	15,817	478,745	1,998	(494,562)	3,878

Total assets	$2,370,756	$570,385	$58,066	$683,745	$(2,409,113)	$1,273,839	$(383,766)	$509,471	$80,085	$129,601	$1,609,230

Current liabilities:
Accounts payable	$54,711	$—	$—	$—	$—	$54,711	$4,578	$(1,779)	$(2)	$(2,498)	$55,010
Accrued expenses	216,036	—	125	—	—	216,161	100	—	294	(441)	216,114
Accrued interest	29,395	—	—	—	—	29,395	583	1,829	—	(14,980)	16,827
Current portion of long-term debt	38,370	—	—	—	—	38,370	—	—	—	(29,217)	9,153
Due to related parties	65,746	—	—	—	—	65,746	—	—	—	—	65,746
Due to subsidiary/affiliates	1,132,143	271	2,581	25,757	(1,159,920)	832	—	—	6,717	(7,549)	—
Subscriber deferred revenue	416,361	—	—	—	—	416,361	—	—	—	—	416,361
Deferred income	—	—	—	—	—	—	13,338	30,725	—	(34,148)	9,915

Total current liabilities	1,952,762	271	2,706	25,757	(1,159,920)	821,576	18,599	30,775	7,009	(88,833)	789,126

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2007

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Long-term debt, net of current portion	1,083,575	—	—	—	—	1,083,575	400,000	230,800	—	(233,736)	1,480,639
Subscriber deferred revenue, net of current portion	98,565	—	—	—	—	98,565	—	—	—	—	98,565
Deferred income, net of current portion	6,146	—	—	—	—	6,146	145,189	186,371	—	(212,818)	124,888
Other non-current liabilities	8,993	34,269	—	—	—	43,262	36,749	—	(1,314)	(38,128)	40,569

Total liabilities	3,150,041	34,540	2,706	25,757	(1,159,920)	2,053,124	600,537	447,946	5,695	(573,515)	2,533,787

Commitments and contingencies
Minority interest	—	—	—	—	—	—	—	—	—	59,746	59,746
Stockholders’ equity (deficit):
Capital stock	—	—	—	—	—	—	3,221	—	—	—	3,221
Accumulated other comprehensive income, net of tax	—	—	—	—	—	—	8,966	—	—	—	8,966
Additional paid-in-capital	3,315,665	146,271	60,759	286,765	(493,795)	3,315,665	3,184,367	49,993	47,064	(3,412,722)	3,184,367
Retained earnings (deficit)	(4,094,950)	389,574	(5,399)	371,223	(755,398)	(4,094,950)	(4,180,857)	11,532	27,326	4,056,092	(4,180,857)

Total stockholders’ equity (deficit)	(779,285)	535,845	55,360	657,988	(1,249,193)	(779,285)	(984,303)	61,525	74,390	643,370	(984,303)

Total liabilities and stockholders’ equity (deficit)	$2,370,756	$570,385	$58,066	$683,745	$(2,409,113)	$1,273,839	$(383,766)	$509,471	$80,085	$129,601	$1,609,230

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$92,445	$—	$32	$—	$—	$92,477	$125,593	$—	$146	$—	$218,216
Accounts receivable, net	62,293	—	—	—	—	62,293	—	—	—	—	62,293
Due from subsidiaries/affiliates	3,645	267,724	31,251	624,991	(927,582)	29	—	—	29,235	(29,264)	—
Due from related parties	15,568	—	—	—	—	15,568	—	—	—	—	15,568
Related party prepaid expenses	66,946	—	—	—	—	66,946	—	—	—	—	66,946
Prepaid programming content	28,172	—	—	—	—	28,172	—	—	—	—	28,172
Prepaid and other current assets	40,711	—	—	—	—	40,711	1,280	—	597	(1,125)	41,463

Total current assets	309,780	267,724	31,283	624,991	(927,582)	306,196	126,873	—	29,978	(30,389)	432,658
System under construction	—	—	—	—	—	—	126,049	—	—	—	126,049
Property and equipment, net	475,521	—	26,895	—	—	502,416	311,767	—	40,578	(5,099)	849,662
Investment in subsidiary/affiliates	1,032,642	—	—	—	(1,032,642)	—	(379,419)	—	—	379,419	—
DARS license	—	141,387	—	—	—	141,387	—	—	—	—	141,387
Intangibles, net	4,640	—	—	—	—	4,640	—	—	—	—	4,640
Deferred financing fees, net	32,185	—	—	—	—	32,185	6,025	—	391	—	38,601
Related party prepaid expenses, net of current portion	160,712	—	—	—	—	160,712	—	—	—	—	160,712
Investments	—	—	—	—	—	—	80,592	—	—	—	80,592
Prepaid and other assets, net of current portion	2,701	—	—	—	—	2,701	—	—	3,616	—	6,317

Total assets	$2,018,181	$409,111	$58,178	$624,991	$(1,960,224)	$1,150,237	$271,887	$—	$74,563	$343,931	$1,840,618

Current liabilities:
Accounts payable	$51,634	$—	$—	$—	$—	$51,634	$210	$—	$—	$—	$51,844
Accrued expenses	146,902	—	127	—	—	147,029	713	—	290	(441)	147,591
Accrued satellite liability	—	—	—	—	—	—	64,875	—	—	—	64,875
Accrued interest	15,277	—	—	—	—	15,277	3,001	—	204	—	18,482
Current portion of long-term debt	13,883	—	—	—	—	13,883	—	—	562	—	14,445
Due to related parties	46,459	—	—	—	—	46,459	—	—	—	—	46,459
Due to subsidiary/affiliates	900,055	245	2,226	25,062	(927,562)	26	29,235	—	112	(29,373)	—
Subscriber deferred revenue	340,711	—	—	—	—	340,711	—	—	—	—	340,711
Deferred income	—	—	—	—	—	—	9,915	—	—	—	9,915

Total current liabilities	1,514,921	245	2,353	25,062	(927,562)	615,019	107,949	—	1,168	(29,814)	694,322

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Long-term debt, net of current portion	$847,864	$—	$—	$—	$—	$847,864	$400,000	$—	$38,315	$—	$1,286,179
Subscriber deferred revenue, net of current portion	86,482	—	—	—	—	86,482	—	—	—	—	86,482
Deferred income, net of current portion	2,045	—	—	—	—	2,045	128,735	—	—	—	130,780
Other non-current liabilities	14,043	31,958	—	—	—	46,001	33,083	—	(1,316)	(37,033)	40,735

Total liabilities	2,465,355	32,203	2,353	25,062	(927,562)	1,597,411	669,767	—	38,167	(66,847)	2,238,498

Commitments and contingencies Stockholders’ equity (deficit):
Capital stock	—	—	—	—	—	—	3,112	—	—	—	3,112
Accumulated other comprehensive income, net of tax	—	—	—	—	—	—	3,590	—	—	—	3,590
Additional paid-in-capital	3,002,594	146,271	60,759	286,765	(493,795)	3,002,594	3,093,894	—	10,830	(3,013,424)	3,093,894
Retained earnings (deficit)	(3,449,768)	230,637	(4,934)	313,164	(538,867)	(3,449,768)	(3,498,476)	—	25,566	3,424,202	(3,498,476)

Total stockholders’ equity (deficit)	(447,174)	376,908	55,825	599,929	(1,032,662)	(447,174)	(397,880)	—	36,396	410,778	(397,880)

Total liabilities and stockholders’ equity (deficit)	$2,018,181	$409,111	$58,178	$624,991	$(1,960,224)	$1,150,237	$271,887	$—	$74,563	$343,931	$1,840,618

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$1,126,518	$161,248	$10,963	$—	$(172,211)	$1,126,518	$9,993	$31,825	$10,538	$(42,332)	$1,136,542
Cost of revenue	775,308	—	32	—	457	775,797	—	—	1,181	(7,862)	769,116
Research & development	33,077	—	—	—	—	33,077	—	—	—	—	33,077
General & administrative	148,740	—	—	—	—	148,740	518	—	1,378	(527)	150,109
Marketing	508,481	—	—	—	—	508,481	—	—	—	—	508,481
Depreciation & amortization	177,568	—	12,090	—	—	189,658	2,707	—	2,006	(7,175)	187,196

Total operating expenses	1,643,174	—	12,122	—	457	1,655,753	3,225	—	4,565	(15,564)	1,647,979

Operating income (loss)	(516,656)	161,248	(1,159)	—	(172,668)	(529,235)	6,768	31,825	5,973	(26,768)	(511,437)
Other income (expense):
Interest income	5,885	—	695	58,754	(59,449)	5,885	8,199	—	—	—	14,084
Interest expense	(178,354)	—	—	(695)	59,449	(119,600)	(3,306)	(20,293)	(519)	27,113	(116,605)
Loss from de-leveraging transactions	—	—	—	—	—	—	—	—	(3,693)	—	(3,693)
Loss from impairment of investments	—	—	—	—	—	—	(39,665)	—	—	—	(39,665)
Equity in net loss of affiliate	—	—	—	—	—	—	(16,491)	—	—	—	(16,491)
Minority interest	—	—	—	—	—	—	—	—	—	(11,532)	(11,532)
Other income (expense)	43,944	—	—	—	(43,864)	80	(638,825)	—	—	640,764	2,019

Net income (loss) before income taxes	(645,181)	161,248	(464)	58,059	(216,532)	(642,870)	(683,320)	11,532	1,761	629,577	(683,320)

Benefit from (provision for) deferred income taxes	—	(2,311)	—	—	—	(2,311)	939	—	—	2,311	939

Net income (loss)	$(645,181)	$158,937	$(464)	$58,059	$(216,532)	$(645,181)	$(682,381)	$11,532	$1,761	$631,888	$(682,381)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$923,327	$133,386	$10,942	$—	$(144,328)	$923,327	$10,081	$—	$10,165	$(10,156)	$933,417
Cost of revenue	597,068	—	7	—	476	597,551	—	—	806	(7,619)	590,738
Research & development	37,428	—	—	—	—	37,428	—	—	—	—	37,428
General & administrative	88,700	—	—	—	—	88,700	451	—	(25)	(500)	88,626
Marketing	450,843	—	—	—	—	450,843	—	—	—	—	450,843
Depreciation & amortization	149,264		13,067	—	—	162,331	4,542	—	2,007	—	168,880

Total operating expenses	1,323,303	—	13,074	—	476	1,336,853	4,993	—	2,788	(8,119)	1,336,515

Operating income (loss)	(399,976)	133,386	(2,132)	—	(144,804)	(413,526)	5,088	—	7,377	(2,037)	(403,098)
Other income (expense):
Interest income	3,956	—	754	58,754	(59,451)	4,013	17,226	—	425	—	21,664
Interest expense	(177,968)	—	—	(697)	59,451	(119,214)	(1,415)	—	(675)	—	(121,304)
Loss from de-leveraging transactions	(121,564)	—	—	—	—	(121,564)	(625)	—	—	—	(122,189)
Loss from impairment of investments	—	—	—	—	—	—	(76,572)	—	—	—	(76,572)
Equity in net loss of affiliate	—	—	—	—	—	—	(23,229)	—	—	—	(23,229)
Other income (expense)	47,058	—	4,304	—	(47,254)	4,108	(639,359)	—	(59)	641,152	5,842

Net income (loss) before income taxes	(648,494)	133,386	2,926	58,057	(192,058)	(646,183)	(718,886)	—	7,068	639,115	(718,886)

Benefit from (provision for) deferred income taxes	—	(2,311)	—	—	—	(2,311)	14	—	—	2,311	14

Net income (loss)	$(648,494)	$131,075	$2,926	$58,057	$(192,058)	$(648,494)	$(718,872)	$—	$7,068	$641,426	$(718,872)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$558,266	$80,574	$10,529	$—	$(91,103)	$558,266	$—	$—	$9,317	$(9,317)	$558,266
Cost of revenue	410,321	—	24	—	447	410,792	—	—	1,161	(6,660)	405,293
Research & development	31,218	—	—	—	—	31,218	—	—	—	—	31,218
General & administrative	43,196	—	—	—	—	43,196	618	—	538	(488)	43,864
Marketing	487,512	—	—	44	—	487,556	—	—	—	—	487,556
Depreciation & amortization	127,685	—	13,881	—	—	141,566	2,708	—	1,596	—	145,870

Total operating expenses	1,099,932	—	13,905	44	447	1,114,328	3,326	—	3,295	(7,148)	1,113,801

Operating income (loss)	(541,666)	80,574	(3,376)	(44)	(91,550)	(556,062)	(3,326)	—	6,022	(2,169)	(555,535)
Other income (expense):
Interest income	2,364	—	630	58,754	(59,325)	2,423	20,825	—	338	—	23,586
Interest expense	(161,784)	—	—	(572)	59,325	(103,031)	(4,006)	—	(754)	—	(107,791)
Loss from de-leveraging transactions	(27,552)	—	—	—	—	(27,552)	—	—	—	—	(27,552)
Loss from impairment of investments	—	—	—	—	—	—	—	—	—	—	—
Equity in net loss of affiliate	—	—	—	—	—	—	(482)	—	—	—	(482)
Other income (expense)	42,184	—	(23)	—	(42,063)	98	(679,726)	—	1,426	681,591	3,389

Net income (loss) before income taxes	(686,454)	80,574	(2,769)	58,138	(133,613)	(684,124)	(666,715)	—	7,032	679,422	(664,385)

Benefit from (provision for) deferred income taxes	—	(2,330)	—	—	—	(2,330)	—	—	—	—	(2,330)

Net income (loss)	$(686,454)	$78,244	$(2,769)	$58,138	$(133,613)	$(686,454)	$(666,715)	$—	$7,032	$679,422	$(666,715)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(162,982)	$25	$13,646	$—	$—	$(149,311)	$(55,626)	$9,486	$40,721	$—	$(154,730)
Cash flows from investing activities:
Purchase of property and equipment	(53,779)	(25)	—	—	—	(53,804)	(606)	(288,500)	—	288,500	(54,410)
Additions to system under construction	(113)	—	—	—	—	(113)	(78,815)	—	—	—	(78,928)
Proceeds from sale of assets	—	—	—	—	—	—	288,500	—	—	(288,500)	—
Net maturity (purchase) of restricted investments	110	—	—	—	—	110	—	—	1,713	—	1,823

Net cash (used in) provided by investing activities	(53,782)	(25)	—	—	—	(53,807)	209,079	(288,500)	1,713	—	(131,515)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	8,244	—	—	—	8,244
Capital contributions from Holdings	230,736	—	—	—	—	230,736	(230,736)	—	—	—	—
Capital contributions from outside investor to minority interest	—	—	—	—	—	—	—	57,700	—	(57,700)	—
Proceeds from issuance of debt by minority interest	—	—	—	—	—	—	—	230,800	—	(230,800)	—
Proceeds from financing of a consolidated entity	—	—	—	—	—	—	—	—	—	288,500	288,500
Payment on borrowings of a consolidated entity	—	—	—	—	—	—	—	(9,486)	—	—	(9,486)
Retirement of mortgages on corporate facilities	—	—	—	—	—	—	—	—	(38,877)	—	(38,877)
Payment of premiums on de-leveraging transactions	—	—	—	—	—	—	—	—	(3,693)	—	(3,693)
Payments on other borrowings	—	—	(13,667)	—	—	(13,667)	—	—	—	—	(13,667)
Deferred financing costs	(4,262)	—	—	—	—	(4,262)	—	—	—	—	(4,262)
Other, net	(2,044)	—	—	—	—	(2,044)	—	—	—	—	(2,044)

Net cash provided by (used in) financing activities	224,430	—	(13,667)	—	—	210,763	(222,492)	279,014	(42,570)	—	224,715

Net increase (decrease) in cash and cash equivalents	7,666	—	(21)	—	—	7,645	(69,039)	—	(136)	—	(61,530)
Cash and cash equivalents at beginning of period	92,445	—	32	—	—	92,477	125,593	—	146	—	218,216

Cash and cash equivalents at end of period	$100,111	$—	$11	$—	$—	$100,122	$56,554	$—	$10	$—	$156,686

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(479,536)	$—	$5,569	$—	$—	$(473,967)	$29,694	$—	$(17,818)	$—	$(462,091)
Cash flows from investing activities:
Purchase of property and equipment	(54,895)	—	—	—	—	(54,895)	—	—	—	—	(54,895)
Additions to system under construction	—	—	—	—	—	—	(220,124)	—	—	—	(220,124)
Proceeds from sale of assets	—	—	7,182	—	—	7,182	—	—	—	—	7,182
Net maturity (purchase) of restricted investments	(11)	—	—	—	—	(11)	—	—	3,401	—	3,390

Net cash (used in) provided by investing activities	(54,906)	—	7,182	—	—	(47,724)	(220,124)	—	3,401	—	(264,447)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	6,420	—	—	—	6,420
Capital contributions from Holdings	304,053	—	—	—		304,053	(304,053)	—	—	—	—
Proceeds from issuance of 9.75% senior notes due 2014	600,000	—	—	—	—	600,000	—	—	—	—	600,000
Proceeds from issuance of senior floating rate notes due 2013	200,000	—	—	—	—	200,000	—	—	—	—	200,000
Repayment of 14% senior secured discount notes due 2009	(186,545)	—	—	—	—	(186,545)	—	—	—	—	(186,545)
Repayment of 12% senior secured notes due 2010	(100,000)	—	—	—	—	(100,000)	—	—	—	—	(100,000)
Repayment of senior secured floating rate notes due 2009	(200,000)	—	—	—	—	(200,000)	—	—	—	—	(200,000)
Payment of premiums on de-leveraging transactions	(26,773)	—	—	—	—	(26,773)	(625)	—	—	—	(27,398)
Repurchase of Series B convertible redeemable preferred stock	—	—	—	—	—	—	(23,960)	—	—	—	(23,960)
Payments on other borrowings	—	—	(12,725)	—	—	(12,725)	—	—	(578)	—	(13,303)
Deferred financing costs	(21,446)	—	—	—	—	(21,446)	(5)	—	—	—	(21,451)

Net cash provided by (used in) financing activities	569,289	—	(12,725)	—	—	556,564	(322,223)	—	(578)	—	233,763

Net increase (decrease) in cash and cash equivalents	34,847	—	26	—	—	34,873	(512,653)	—	(14,995)	—	(492,775)
Cash and cash equivalents at beginning of period	57,598	—	6	—	—	57,604	638,246	—	15,141	—	710,991

Cash and cash equivalents at end of period	$92,445	$—	$32	$—	$—	$92,477	$125,593	$—	$146	$—	$218,216

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(184,488)	$—	$(41)	$—	$—	$(184,529)	$3,073	$14,739	$—	$(166,717)
Cash flows from investing activities:
Purchase of property and equipment	(54,221)	—	—	—	—	(54,221)	381	(7,370)	—	(61,210)
Additions to system under construction	(55,357)	—	—	—	—	(55,357)	(63,226)	—	—	(118,583)
Purchase of equity investments	—	—	—	—	—	—	(25,334)	—	—	(25,334)
Net (purchase) maturity of restricted investments	(3)	—	—	—	—	(3)	(50)	(943)	—	(996)

Net cash used in investing activities	(109,581)	—	—	—	—	(109,581)	(88,229)	(8,313)	—	(206,123)

Cash flows from financing activities:
Proceeds from sale of common stock	—	—	—	—	—	—	300,000	—	—	300,000
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	19,637	—	—	19,637
Capital contributions from Holdings	200,070	—	—	—	—	200,070	(200,070)	—	—	—
Proceeds from issuance of 1.75% convertible senior notes	—	—	—	—	—	—	100,000	—	—	100,000
Repayment of 12% senior secured notes due 2010	(15,000)	—	—	—	—	(15,000)	—	—	—	(15,000)
Payment of premiums on de-leveraging transactions	(3,398)	—	—	—	—	(3,398)	—	—	—	(3,398)
Repayment of 14% senior secured notes 2010	(22,824)	—	—	—	—	(22,824)	—	—	—	(22,824)
Payments on other borrowings	(9,651)	—	—	—	—	(9,651)	—	(381)	—	(10,032)
Deferred financing costs	(4)	—	—	—	—	(4)	(2,415)	—	—	(2,419)

Net cash provided by (used in) financing activities	149,193	—	—	—	—	149,193	217,152	(381)	—	365,964

Net increase (decrease) in cash and cash equivalents	(144,876)	—	(41)	—	—	(144,917)	131,996	6,045	—	(6,876)
Cash and cash equivalents at beginning of period	202,474	—	47	—	—	202,521	506,250	9,096	—	717,867

Cash and cash equivalents at end of period	$57,598	$—	$6	$—	$—	$57,604	$638,246	$15,141	$—	$710,991

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Balance at January 1, 2005	$43,582	$167,589	$91,927	$483,735	$(743,251)	$43,582	$336,163	$—	$13,755	$(57,337)	$336,163
Net income (loss)	(686,454)	78,245	(2,769)	58,138	(133,614)	(686,454)	(666,715)	—	7,032	679,422	(666,715)
Other comprehensive income
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	5,985	—	—	—	5,985
Comprehensive loss							(666,715)				(666,715)

Capital stock issuances	—	—	—	—	—	—	394,681	—	—	—	394,681
Contributions to paid-in capital	274,193	—	—	—	—	274,193	4,868	—	8,512	(282,705)	4,868
Share-based payment expense	5,966	—	—	—	—	5,966	5,966	—	—	(5,966)	5,966

Balance at December 31, 2005	$(362,713)	$245,834	$89,158	$541,873	$(876,865)	$(362,713)	$80,948	$—	$29,299	$333,414	$80,948
Net income (loss)	(648,495)	131,074	2,926	58,056	(192,056)	(648,495)	(718,872)	—	7,068	641,427	(718,872)
Other comprehensive income
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(125)	—	—	—	(125)
Realized loss on available-for-sale securities	—	—	—	—	—	—	(5,985)	—	—	—	(5,985)
Foreign currency translation adjustment	—	—	—	—	—	—	3,715	—	—	—	3,715
Comprehensive loss							(721,267)				(721,267)

Capital stock issuances	—	—	—	—	—	—	198,353	—	—	—	198,353
Repurchase of Series B convertible redeemable preferred stock	—	—		—	—	—	(23,960)	—	—	—	(23,960)
Contributions (distributions) to (from) paid-in capital	495,988	—	(36,260)	—	36,260	495,988	—	—	28	(496,016)	—
Share-based payment expense	68,046	—	—	—	—	68,046	68,046	—	—	(68,046)	68,046

Balance at December 31, 2006	$(447,174)	$376,908	$55,824	$599,929	$(1,032,661)	$(447,174)	$(397,880)	$—	$36,395	$410,779	$(397,880)
Net income (loss)	(645,181)	158,937	(464)	58,059	(216,532)	(645,181)	(682,381)	11,532	1,761	631,888	(682,381)
Other comprehensive income
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	125	—	—	—	125
Realized loss on available-for-sale securities	—	—	—	—	—	—	125	—	—	—	125
Foreign currency translation adjustment	—	—	—	—	—	—	5,126	—	—	—	5,126
Comprehensive loss							(677,005)				(677,005)

Capital stock issuances	22,000	—	—	—	—	22,000	22,000	—	—	(22,000)	22,000
Contributions (distributions) to (from) paid-in capital	226,871	—	—	—	—	226,871	4,383	49,993	36,234	(313,098)	4,383
Share-based payment expense	64,199	—	—	—	—	64,199	64,199	—	—	(64,199)	64,199

Balance at December 31, 2007	$(779,285)	$535,845	$55,360	$657,988	$(1,249,193)	$(779,285)	$(984,303)	$61,525	$74,390	$643,370	$(984,303)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20) Subsequent Events

On February 27, 2008, the Company borrowed $187.5 million or 75% of the amount available under our $250 million revolving credit facility with a group of banks. The proceeds will be used for general corporate purposes, including the Company’s annual payment to Major League Baseball and the 2007 payment under the Copyright Royalty Board proceeding, both due in March, as well as the Company’s record label settlements. Interest under the loan is initially 4.75% and is based on 9-month LIBOR. All amounts drawn under the facility are due on May 5, 2009 and are secured by a lien on substantially all of the Company’s assets. As a result of drawing 75% of the amount available under the revolving credit facility, the Company now has full access to the $150 million credit facility provided by General Motors, which may be used only for payments to GM and matures in December 2009.

Schedule II—Valuation and Qualifying Accounts

(in thousands) Description	Balance January 1,	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs/ Payments/ Other	Balance December 31,
2005
Allowance for doubtful accounts	$1,551	8,328	—	(6,157)	$3,722
Deferred tax assets — valuation allowance	796,947	236,767	10,240	—	1,043,954
2006
Allowance for doubtful accounts	3,722	15,223	—	(13,999)	4,946
Deferred tax assets — valuation allowance	1,043,954	237,455	(6,953)	—	1,274,456
2007
Allowance for doubtful accounts	4,946	12,740	—	(11,816)	5,870
Deferred tax assets — valuation allowance	1,274,456	260,958	2,077	—	1,537,491