Form 10-Q
period 2008-03-31
XM SATELLITE RADIO HOLDINGS INC; XM SATELLITE RADIO INC
filed 2008-05-12
CIK 1091530, 1116317

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

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

XM Satellite Radio Holdings Inc.	Large Accelerated Filer ☒	Accelerated Filer ☐
	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

XM Satellite Radio Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐
	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether each registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of March 31, 2008)
XM SATELLITE RADIO HOLDINGS INC. CLASS A COMMON STOCK, $0.01 PAR VALUE	319,496,266 SHARES

XM SATELLITE RADIO INC. COMMON STOCK, $0.10 PAR VALUE (all shares are issued to XM Satellite Radio Holdings Inc.)	125 SHARES

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Without limitation, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to growth, expected levels of expenditures and statements expressing general optimism about future operating results — are forward-looking statements. Similarly, statements that describe the Company’s business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements including those related to our pending merger and those presented elsewhere by our management from time to time are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008. These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this filing. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
(in thousands, except share and per share data)	2008	2007
Revenue:
Subscription	$275,725	$236,486
Activation	5,144	4,654
Merchandise	4,321	5,297
Net ad sales	9,118	7,478
Other	14,146	10,197

Total revenue	308,454	264,112

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	68,822	47,426
Customer care & billing operations(1)	34,310	27,928
Cost of merchandise	8,551	18,277
Ad sales(1)	4,703	3,385
Satellite & terrestrial(1)	13,181	13,882
Broadcast & operations:
Broadcast(1)	6,960	6,544
Operations(1)	10,491	9,716

Total broadcast & operations	17,451	16,260
Programming & content(1)	51,562	43,952

Total cost of revenue	198,580	171,110
Research & development (excludes depreciation & amortization, shown below)(1)	11,020	7,310
General & administrative (excludes depreciation & amortization, shown below)(1)	30,729	34,185
Marketing (excludes depreciation & amortization, shown below):
Retention & support(1)	11,797	9,756
Subsidies & distribution	71,524	43,602
Advertising & marketing	26,501	32,809

Marketing	109,822	86,167
Amortization of GM liability	6,504	6,504

Total marketing	116,326	92,671
Depreciation & amortization	45,483	46,882

Total operating expenses(1)	402,138	352,158

Operating loss	(93,684)	(88,046)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

	Three months ended March 31,
(in thousands, except share and per share data)	2008	2007
Other income (expense):
Interest income	1,675	3,544
Interest expense	(29,327)	(27,609)
Loss from de-leveraging transactions	—	(2,965)
Equity in net loss of affiliate	(4,177)	(5,425)
Minority interest	(3,238)	(1,697)
Other income (expense)	(187)	444

Net loss before income taxes	(128,938)	(121,754)
Provision for deferred income taxes	(331)	(684)

Net loss	$(129,269)	$(122,438)

Net loss per common share—basic and diluted	$(0.42)	$(0.40)
Weighted average shares used in computing net loss per common share—basic and diluted	309,674,526	305,877,670

(1)These captions include non-cash share-based payment expense as follows:
	Three months ended March 31,
(in thousands)	2008	2007
Customer care & billing operations	$889	$440
Ad sales	607	356
Satellite & terrestrial	642	520
Broadcast	793	600
Operations	470	378
Programming & content	2,543	2,166
Research & development	2,463	1,726
General & administrative	6,052	6,048
Retention & support	3,045	1,897

Total share-based payment expense	$17,504	$14,131

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$211,542	$156,686
Accounts receivable, net of allowance for doubtful accounts of $6,720 and $5,870	56,657	63,617
Due from related parties	15,153	18,028
Related party prepaid expenses	84,593	80,610
Prepaid programming content	70,817	28,262
Prepaid and other current assets	32,099	39,135

Total current assets	470,861	386,338
System under construction	161,772	151,142
Property and equipment, net of accumulated depreciation and amortization of $997,788 and $952,751	677,509	710,370
DARS license	141,412	141,412
Intangibles, net of accumulated amortization of $9,798 and $9,483	3,064	3,379
Deferred financing fees, net of accumulated amortization of $29,810 and $27,766	32,546	34,590
Due from related party, net of current portion	4,697	3,554
Related party prepaid expenses, net of current portion	132,029	137,586
Investments	33,259	36,981
Prepaid and other assets, net of current portion	5,025	3,878

Total assets	$1,662,174	$1,609,230

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$56,291	$55,010
Accrued expenses	161,166	216,114
Accrued interest	39,671	16,827
Current portion of long-term debt	8,978	9,153
Due to related parties	64,819	65,746
Subscriber deferred revenue	423,066	416,361
Deferred income	9,993	9,915

Total current liabilities	763,984	789,126
Long-term debt, net of current portion	1,666,819	1,480,639
Subscriber deferred revenue, net of current portion	103,173	98,565
Deferred income, net of current portion	123,809	124,888
Other non-current liabilities	42,159	40,569

Total liabilities	2,699,944	2,533,787

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(in thousands, except share and per share data)	March 31, 2008	December 31, 2007
	(unaudited)
Commitments and contingencies
Minority interest	60,208	59,746
Stockholders’ deficit:
Series A convertible preferred stock, par value $0.01 (liquidation preference of $51,370 at March 31, 2008 and December 31, 2007); 15,000,000 shares authorized, 5,393,252 shares issued and outstanding at March 31, 2008 and December 31, 2007	54	54
Class A common stock, par value $0.01; 600,000,000 shares authorized, 319,496,266 shares and 316,684,482 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	3,195	3,167
Accumulated other comprehensive income, net of tax	9,345	8,966
Additional paid-in capital	3,199,554	3,184,367
Accumulated deficit	(4,310,126)	(4,180,857)

Total stockholders’ deficit	(1,097,978)	(984,303)

Total liabilities and stockholders’ deficit	$1,662,174	$1,609,230

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(in thousands)	2008	2007
Cash flows from operating activities:
Net loss	$(129,269)	$(122,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	3,724	3,202
Depreciation and amortization	45,483	46,882
Amortization of deferred income related to XM Canada	(2,498)	(2,498)
Loss from de-leveraging transactions	—	2,965
Non-cash loss on equity in affiliate	4,177	5,425
Amortization of deferred financing fees and debt discount	2,447	2,602
Share-based payment expense	17,504	14,131
Provision for deferred income taxes	331	684
Minority interest	3,238	1,697
Other	(30)	(39)
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,265	4,218
Decrease in due from related parties	1,733	5,319
Increase in prepaid programming content	(42,555)	(43,662)
Decrease in prepaid and other assets	7,633	1,408
Decrease in accounts payable, accrued expenses and other liabilities	(57,605)	(8,866)
Increase in accrued interest	22,844	16,222
(Decrease) increase in due to related parties	(927)	2,346
Increase in subscriber deferred revenue	11,312	26,478
Increase in deferred income	1,497	792

Net cash used in operating activities	(107,696)	(43,132)

Cash flows from investing activities:
Purchase of property and equipment	(10,180)	(24,872)
Additions to system under construction	(6,688)	(73,132)
Net maturity of restricted investments	—	1,702

Net cash used in investing activities	(16,868)	(96,302)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Three months ended March 31,
(in thousands)	2008	2007
Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	77	1,857
Proceeds from financing of a consolidated variable interest entity	—	288,500
Proceeds from borrowing on bank credit facility	187,500	—
Repayment on financing of a consolidated variable interest entity	(61)	—
Payment of premiums on de-leveraging transactions	—	(2,965)
Payments to minority interest holder	(2,776)	—
Retirement of mortgages on corporate facilities	—	(38,877)
Payments on other borrowings	(2,946)	(3,975)
Deferred financing costs	—	(3,931)
Other, net	(2,374)	—

Net cash provided by financing activities	179,420	240,609

Net increase in cash and cash equivalents	54,856	101,175
Cash and cash equivalents at beginning of period	156,686	218,216

Cash and cash equivalents at end of period	$211,542	$319,391

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

As of March 31, 2008, the principal differences between the financial conditions of Holdings and Inc. were:

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

Each of XM and Sirius has made customary representations and warranties and covenants in the Merger Agreement. The completion of the Merger is subject to various closing conditions, including receiving certain regulatory approvals (including from the FCC). In March 2008, XM and Sirius announced that the U.S. Department of Justice had informed the companies that it had ended its investigation into the pending merger of XM and Sirius without taking action to block the transaction.

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

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2007, which has been derived from audited financial statements, and the interim unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America and Regulation S-X, Rule 10-01 of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these interim unaudited Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008. All adjustments that, in the opinion of management, are necessary for a fair presentation of the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

Inventory

Inventories are stated at the lower of average cost or market. The Company provides estimated inventory allowances for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Inventories consist of both finished goods and component parts. The Company had $10.2 million and $11.3 million of net inventory as of March 31, 2008 and December 31, 2007, respectively, which amounts are included in Prepaid and other current assets on the Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2008 and 2007, the Company recorded total inventory write-down charges of $2.9 million and $5.2 million, respectively. These charges are reflected in Cost of merchandise in the unaudited Condensed Consolidated Statements of Operations.

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

The Company adopted the provisions of SFAS No. 157 on January 1, 2008 as it applies to financial assets and liabilities. SFAS No. 157 establishes a fair value hierarchy for input into valuation techniques as follows: i) Level 1 input – quoted prices in active markets for identical instrument; ii) Level 2 input – observable market data for same or similar instrument but not Level 1; and iii) Level 3 input – unobservable inputs developed using the best information available. XM uses Level 1 and Level 3 inputs to fair value its investments in shares of Class A common stock of WorldSpace, Inc. (“WSI”) and 8% convertible unsecured subordinated debentures issued by XM Canada, respectively. These investments are not material to the Company’s condensed consolidated results of operations or financial position.

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

Maintenance and repairs costs are expensed as incurred, whereas expenditures for renewal and betterments are capitalized. The cost of internally developed software is capitalized in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Computer Software Developed or Obtained for Internal Use, and amortized over its estimated useful life. Interest costs incurred in connection with the construction of major equipment and facilities are capitalized as part of the asset cost to which it relates and depreciated over the asset’s useful life. Upon the normal sale or retirement of depreciable property, the net carrying value less any salvage value is recognized as a gain or loss in Other income (expense) in the unaudited Condensed Consolidated Statements of Operations.

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

Net Loss per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin (“SAB”) No. 98, Computations of Earnings Per Share. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing the net loss attributable to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and dilutive equivalent shares outstanding during the period. Options, warrants and convertible instruments outstanding as of March 31, 2008 to purchase 49.4 million shares of common stock (47.9 million of which were vested) were not included in the computation of diluted net loss per common share for the three months ended March 31, 2008 as their inclusion would have been anti-dilutive. Options, warrants and convertible instruments outstanding as of March 31, 2007 to purchase 50.5 million shares of common stock (47.2 million of which were vested) were not included in the computation of diluted net loss per common share for the three months ended March, 31, 2007 as their inclusion would have been anti-dilutive. Unvested shares of restricted stock in the amount of 9.5 million and 3.4 million as of March 31, 2008 and 2007, respectively, are not included in the computation of basic net loss per common share or in diluted net loss per common share because their inclusion would have been anti-dilutive. The Company had a net loss in each of the periods presented, and therefore, basic and diluted net loss per common share are the same.

Comprehensive Income or Loss

Accumulated other comprehensive income or loss is reported on the Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments are included in other comprehensive income or loss (see Note 4, under the headings “WorldSpace” and “Canadian Satellite Radio”). However, in the event that an unrealized loss is deemed other than temporary, the loss is recognized in earnings. The components of Comprehensive income or loss for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three months ended March 31,
	2008	2007
Net loss	$(129,269)	$(122,438)
Unrealized gain on available-for-sale securities, net of tax	78	—
Reclassification adjustment for unrealized loss on available-for-sale securities, net of tax	—	125
Foreign currency translation adjustment, net of tax	301	(170)

Total comprehensive loss	$(128,890)	$(122,483)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Unrealized gain on available-for-sale securities for the three months ended March 31, 2008 is shown net of immaterial tax provision. The Company did not record a tax provision for the reclassification adjustment for unrealized loss on available-for-sale securities for the three months ended March 31, 2007. Foreign currency translation adjustment for the three months ended March 31, 2008 and 2007 is shown net of tax provision/benefit of $0.2 million and $0.1 million, respectively.

Recent Accounting Pronouncements

In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which states that nonrefundable advance payments for future research and development activities should be deferred and capitalized and that such amounts should be recognized as an expense as the goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The consensus is effective for the first annual or interim reporting period beginning after December 15, 2007. The Company adopted the provisions of EITF No. 07-3 on January 1, 2008. The adoption had no significant impact on the Company’s consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted the provisions of SFAS No. 159 on January 1, 2008 and has not elected the fair value option for any items permitted under SFAS No. 159 as of the date of adoption. The adoption had no significant impact on the Company’s consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2, Effective Date of FASB Statement No. 157 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year end entities. The Company adopted the provisions of SFAS No. 157 on January 1, 2008, except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2. The partial adoption had no significant impact on its consolidated results of operations or financial position. The Company has not determined the effect that the adoption of SFAS No. 157, as it relates to nonfinancial assets and liabilities, will have on its consolidated results of operations or financial position.

In September 2006, the FASB Emerging Issues Task Force issued EITF Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider, which states how a service provider company that depends on specialized equipment should account for consideration paid to the manufacturers and resellers of such equipment. EITF Issue No. 06-1 requires that the service provider recognize payments based on the form of benefit the end-customer receives from the manufacturer or reseller. If the form of the benefit is “other than cash”, as that term is defined in EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), or the service provider does not control the form of the benefit provided to the customer, then the consideration would be classified as an expense; otherwise, the consideration should be classified as an offset to revenue. The consensus requires retrospective application to all prior periods as of the beginning of the first annual reporting period beginning after June 15, 2007. This Issue is effective for the first annual reporting period beginning after June 15, 2007. The Company adopted the provisions of EITF Issue No. 06-1 on January 1, 2008. The adoption had no significant impact on the Company’s consolidated results of operations or financial position.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities -An amendment of FASB Statement No. 133, which requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company will adopt this Statement effective January 1, 2009. Based on the Company’s current evaluation of this Statement, the Company does not expect the adoption of SFAS No. 161 to have a significant impact on its consolidated results of operations or financial position.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Agreements, which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements. This Issue is effective for the first annual or interim reporting period beginning after December 15, 2008, and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company will adopt the provisions of EITF No. 07-1 effective January 1, 2009. The Company is currently evaluating the impact of the adoption of EITF No. 07-1 on its consolidated results of operations and financial position.

(3) Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Spacecraft system	$903,210	$903,210
Terrestrial repeater network	265,209	264,664
Spacecraft control and uplink facilities	49,331	48,172
Broadcast facilities	67,210	66,316
Land	8,788	8,788
Buildings and improvements	74,800	74,521
Computer systems, furniture and fixtures, and equipment	306,749	297,450

Total property and equipment	1,675,297	1,663,121
Accumulated depreciation and amortization	(997,788)	(952,751)

Property and equipment, net	$677,509	$710,370

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(4) Investments

The Company’s investments consist primarily of an equity method investment, a cost method investment and available-for-sale securities as follows (in thousands):

	March 31, 2008	December 31, 2007
Equity method investment	$26,562	$30,144
Available-for-sale securities	5,457	5,399
Embedded derivative accounted for separately from the host contract	1,240	1,438

Total investments	$33,259	$36,981

Equity Method Investment and Available-for-Sale Debt Securities

Canadian Satellite Radio (“XM Canada”)

In December 2005, XM Canada, a related party, issued to XM 11,077,500 Class A subordinate voting shares representing a 23.33% ownership interest and 11% voting interest in XM Canada. These shares were determined to have an initial fair value of $149.4 million, based on the XM Canada initial public offering price of C$16.00 per share. XM accounts for its ownership in XM Canada using the equity method of accounting.

XM Canada has a fiscal year end of August 31. XM records its share of XM Canada’s net income or loss, using the average currency exchange rate for the period, based on XM Canada’s quarterly periods ending on the last day of February, May, August and November. During the three months ended March 31, 2008, XM recorded a currency translation gain of $0.4 million (net of $0.2 million tax provision) as a component of Accumulated other comprehensive income in Stockholders’ deficit in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2007, XM recorded a currency translation loss of approximately $0.2 million (net of $0.1 million tax benefit) as a component of Accumulated other comprehensive income in Stockholders’ deficit in the Condensed Consolidated Balance Sheets.

During June 2007 and December 2006, the Company reduced the carrying value of its equity method investment in XM Canada due to decreases in fair value that were considered to be other than temporary and recorded impairment charges of $35.8 million and $57.6 million, respectively. XM Canada’s shares trade publicly on the Toronto Stock Exchange under the symbol “XSR.TO”. The fair value of the Company’s equity method investment in XM Canada is determined based on XM Canada’s quoted share price on the date of the most recent financial statements, which precedes the Company’s by one month. The quoted market price on February 29, 2008 (the date of XM Canada’s most recent financial statements) was C$4.75, or US$4.85. Based on the number of shares held by the Company, the fair value of the Company’s equity method investment in XM Canada was $53.7 million on March 31, 2008. The carrying value of the Company’s equity method investment in XM Canada was $26.6 million and $30.1 million at March 31, 2008 and December 31, 2007, respectively.

During September 2007, the Company purchased C$4.0 million face value 8% convertible unsecured subordinated debentures issued by XM Canada for $3.9 million. The notes mature in 2014 and are convertible into shares of Class A subordinate voting shares of XM Canada at a price of C$5.92 per share. The embedded conversion feature is required to be bifurcated from the underlying debt, or host contract, and accounted for as a derivative at fair value with changes in fair value recorded in earnings as Interest income. The host contract is held as an available-for-sale security at fair value with changes in fair value recorded in Accumulated other comprehensive income, net of tax. The host contract and derivative were initially recorded at $2.4 million and $1.5 million, respectively. Foreign currency translation adjustments related to the host contract and derivative are recorded in Accumulated other comprehensive income,

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

net of tax and Other income (expense), respectively. Unrealized gain and foreign currency translation adjustment related to the host contract for the three months ended March 31, 2008 was $0.1 million (net of immaterial tax provision) and $0.1 million (net of immaterial tax benefit), respectively. The change in fair value of the derivative and related foreign currency translation adjustment were not material for the three months ended March 31, 2008. As of March 31, 2008, the fair value of the host contract and derivative was $2.8 million and $1.2 million, respectively.

Summarized unaudited financial information for XM Canada is as follows (US$ in thousands):

	February 29, 2008	November 30, 2007
Current assets	$43,894	$51,959
Non-current assets	234,384	240,873
Current liabilities	34,487	38,969
Non-current liabilities	119,906	116,855
Total shareholders’ equity	123,885	137,008

	Three months ended February 29, 2008	Three months ended February 28, 2007
Revenues	$9,265	$4,177
Net loss	17,902	23,253
XM’s share of net loss	4,177	5,425

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

During June 2006 and December 2007, the Company reduced the carrying values of its investment in WSI common stock due to decreases in fair values that were considered to be other than temporary and recorded impairment charges of $7.3 million and $3.4 million, respectively, to Loss from impairment of investments in the unaudited Consolidated Consolidated Statements of Operations. During June 2006 and September 2007, the Company reduced the carrying value of its investment in the warrant due to decreases in fair values that were considered to be other than temporary and recorded impairment charges of $11.6 million and $0.5 million, respectively, to Loss from impairment of investments in the unaudited Condensed Consolidated Statements of Operations. The September 2007 charge resulted in the warrant being fully impaired. WorldSpace’s shares trade publicly on the NASDAQ Stock Exchange under the symbol “WRSP”. The quoted market price on March 31, 2008 was $1.67. Based on the number of shares held by the Company, the fair value of the Company’s investment in WSI common stock was $2.6 million on March 31, 2008. As of March 31, 2008 and December 31, 2007, the carrying value of the Company’s investment in WSI common stock was $2.6 million.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(5) Deferred Financing Fees

Deferred financing fees consist of the following (in thousands):

	March 31, 2008	December 31, 2007
10% senior secured discount convertible notes due 2009	$1,432	$1,432
9.75% senior notes due 2014	16,091	16,091
Senior floating rate notes due 2013	5,354	5,354
1.75% convertible senior notes due 2009	10,066	10,066
Valuation of warrants issued to related party in conjunction with credit facilities	25,151	25,151
Debt of consolidated variable interest entity	4,262	4,262

Total deferred financing fees	62,356	62,356
Accumulated amortization	(29,810)	(27,766)

Deferred financing fees, net	$32,546	$34,590

(6) Long-Term Debt

Certain of the Company’s debt instruments and credit facilities contain covenants that include restrictions on indebtedness, mergers, limitations on liens, limitations on dividends, liquidations and sale and leaseback transactions, and also require the maintenance of certain financial ratios. The Company was in compliance with all of its covenants as of March 31, 2008. The Company’s debt instruments and credit facilities permit the debt issued thereunder to be accelerated upon certain events, including the failure to pay principal when due under any of the Company’s other debt instruments or credit facilities subject to materiality thresholds. The Company has initiated discussions with certain holders of various classes of its existing debt with respect to issues related to the rights of the holders of such debt following the proposed merger with Sirius Satellite Radio, including issues related to redemption (“change of control puts”) and possible alternatives thereto, such as waiver of the change of control puts or exchange of such debt for new series of debt. The Company anticipates it will continue to conduct such discussions without further disclosure unless and until a definitive agreement is reached.

The following table presents a summary of the debt activity for the three months ended March 31, 2008 (in thousands):

	December 31, 2007	Issuances / Additions	Discount Amortization	Principal Payments	March 31, 2008
9.75% senior notes due 2014	$600,000	$—	$—	$—	$600,000
1.75% convertible senior notes due 2009	400,000	—	—	—	400,000
Senior floating rate notes due 2013	200,000	—	—	—	200,000
10% senior secured discount convertible notes due 2009	33,249	—	—	—	33,249
Less: discount	(3,754)	—	404	—	(3,350)
Debt of consolidated variable interest entity	230,800	—	—	(61)	230,739
Senior secured revolving credit facility	—	187,500	—	—	187,500
Capital leases	29,497	1,108	—	(2,946)	27,659

Total debt	1,489,792	$188,608	$404	$(3,007)	1,675,797

Less: current portion	9,153				8,978

Long-term debt, net of current portion	$1,480,639				$1,666,819

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

On February 27, 2008, the Company borrowed $187.5 million or 75% of the amount available under this revolving credit facility. The proceeds were used for general corporate purposes, including the Company’s annual payment to Major League Baseball and its 2007 payment under the Copyright Royalty Board proceeding, both due in March 2008, as well as its record label settlements. Interest under the loan is initially 4.75% and is based on 9-month LIBOR. All amounts drawn under the facility are due on May 5, 2009 and are secured by a lien on substantially all of the Company’s assets. As a result of drawing 75% of the amount available under the revolving credit facility, the Company now has full access to the $150.0 million revolving credit facility provided by General Motors (“GM”), which may be used only for payments to GM, and matures in December 2009. As of March 31, 2008, the Company has $187.5 million outstanding under this revolving credit facility and the remaining amount of $62.5 million is still available.

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

The Company is required to prepay the amount of any outstanding advances in an amount equal to the lesser of (i) 50% of the Company’s excess cash and (ii) the amount necessary to prepay the draws in full. Also, in the event that the Company merges with another entity or sells, assigns, transfers, conveys or otherwise disposes of all or substantially all of its assets, then any outstanding advances are required to be prepaid by the Company. Furthermore, in the event that the $250.0 million revolving credit facility is terminated prior to its expiration and not replaced with a revolving credit facility of at least $250.0 million with a term that extends to December 31, 2009 or beyond, then any outstanding advances are required to be prepaid by the Company.

In order to make draws under the credit facility, the Company is required to have a minimum pre-marketing operating income as defined therein. The GM facility was unsecured until the first draw under the Company’s bank credit facility and then secured on a second priority basis behind the secured indebtedness permitted to be incurred under the bank credit facility. As of March 31, 2008, this facility was fully available and there were no amounts outstanding.

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

The Company sold the XM-4 transponders to the Trust owned by Satellite Leasing (702-4) LLC (“Owner participant”) for $288.5 million. XM Satellite Radio Inc. is leasing the transponders for a term of nine years. These lease payment obligations, which are unconditional and guaranteed by XM Satellite Radio Holdings Inc., are senior unsecured obligations and rank equally in right of payment with existing and future senior unsecured obligations. Under the terms of the lease, the Company is obligated to make payments that total $437.4 million, of which $126.6 million is interest, over the nine-year base lease term. Payments totaling $27.9 million and $2.8 million were made in 2007 and in the first three months of 2008, respectively, while the following amounts are due in the future: $30.4 million in the remaining nine months of 2008, $28.9 million in 2009, $28.4 million in 2010, $71.0 million in 2011, $145.8 million in 2012 and $102.2 million thereafter.

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

There were 5,393,252 shares of Series A convertible preferred stock issued and outstanding with a liquidation preference of $51.4 million as of March 31, 2008 and December 31, 2007. During 2006, the Company repurchased the Series B convertible redeemable

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

preferred stock and converted the Series C convertible redeemable preferred stock. There were no shares issued and outstanding of the Series B convertible redeemable preferred stock, Series C convertible redeemable preferred stock or Series D preferred stock as of March 31, 2008 and December 31, 2007.

Common Stock

The Company has authorized 600,000,000 shares of Class A common stock, par value of $0.01, of which 319,496,266 and 316,684,482 shares were issued and outstanding as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008 and December 31, 2007, there were 9,474,765 and 7,023,387, respectively, restricted Class A common shares issued and outstanding that was subject to forfeiture pending vesting. The Company has authorized 15,000,000 shares of Class C common stock, par value of $0.01, of which no shares were issued and outstanding as of March 31, 2008 and December 31, 2007.

(8) Share-Based Payment

The Company has three share-based payment plans. It is the practice of the Company to satisfy awards and options granted under these plans through the issuance of new shares. During the three months ended March 31, 2008 and 2007, the Company recognized share-based payment expense of $17.5 million and $14.1 million, respectively. In each of the periods described above, compensation expense was recorded in the unaudited Condensed Consolidated Statements of Operations related to these plans. For a summarized schedule of the distribution of share-based payment expense, see the appended footnote to the unaudited Condensed Consolidated Statements of Operations on page 4 of this Form 10-Q. The Company did not capitalize any share-based payment cost during the three months ended March 31, 2008 and 2007. The Company did not realize any income tax benefits from share-based payment plans during the three months ended March 31, 2008 and 2007, as a result of a full valuation allowance that is maintained for substantially all net deferred tax assets.

2007 Stock Incentive Plan

On May 25, 2007, the Company adopted the 2007 Stock Incentive Plan (“2007 Plan”) under which officers, other employees and other key individuals may be granted various types of equity awards, including restricted stock, stock units, stock options, stock appreciation rights, dividend equivalent rights and other stock awards. A total of 25,000,000 shares of the Company’s Class A common stock are reserved for issuance pursuant to these awards. Stock option awards under the 2007 Plan generally vest ratably over three years based on continuous service; while restricted stock generally vests ratably over one or three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. Grants of equity awards other than stock options or stock appreciation rights reduce the number of shares available for future grant by 1.5 times the number of shares granted under such equity awards. As of March 31, 2008, there were 13,250,197 shares available under the 2007 Plan for future grant.

1998 Shares Award Plan

On June 1, 1998, the Company adopted the 1998 Shares Award Plan (“1998 Plan”) under which, as amended, employees, consultants and non-employee directors may be granted stock options and restricted stock for up to 25,000,000 shares of the Company’s Class A common stock. Stock option awards and restricted stock awards under the 1998 Plan generally vest ratably over three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. As of March 31, 2008, there were 862,706 shares available under the 1998 Plan for future grant.

XM Talent Option Plan

In May 2000, the Company adopted the XM Talent Option Plan (“Talent Plan”) under which non-employee programming consultants to the Company may be granted stock options for up to 500,000 shares of the Company’s Class A common stock, which shares are reserved

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

under the Talent Plan. Stock option awards under the Talent Plan generally vest ratably over three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. As of March 31, 2008, there were 340,000 options available under the Talent Plan for future grant.

Stock Options—The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three months ended March 31,
	2008	2007
Expected dividend yield	0%	0%
Expected volatility(1)	60%	46%
Risk-free interest rate(2)	2.46%	4.54%
Expected term (in years)(3)	4.26	6.00

(1)	Expected volatilities are based on implied volatilities from publicly traded options on the Company’s stock.
(2)	The risk-free rate for periods within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	Beginning in the fourth quarter of 2007, expected term is derived from a model based upon actual historical option exercises. Previously the expected term was calculated as the average between the vesting term and the contractual term, weighted by tranche, pursuant to SAB No. 107.

A summary of the status of the Company’s aggregate stock option awards under the 2007 Plan, 1998 Plan and the Talent Plan as of March 31, 2008, and activity during the three months then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2008	14,786,268	$18.79
Granted	54,600	$12.02
Exercised	(9,689)	$6.25
Forfeited, cancelled or expired	(115,743)	$21.27

Outstanding, March 31, 2008	14,715,436	$18.75	5.63	$16,482
Vested and expected to vest, March 31, 2008	14,501,717	$18.76	5.63	$16,243
Exercisable, March 31, 2008	13,121,429	$19.04	5.29	$16,388

The per share weighted-average fair value of stock option awards granted during the three months ended March 31, 2008 and 2007 was $5.89 and $6.99, respectively, on the date of grant. The total intrinsic value on the date of exercise of stock option awards exercised during the three months ended March 31, 2008 and 2007 was $0.1 million and $2.2 million, respectively. As of March 31, 2008, there was $10.3 million of total unrecognized compensation cost related to stock option awards granted under the 2007 Plan, 1998 Plan and Talent Plan. The weighted-average period over which the compensation expense for these awards is expected to be recognized is 1.51 years as of March 31, 2008.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Restricted Stock—A summary of the status of the Company’s aggregate restricted stock awards under the 2007 Plan and 1998 Plan as of March 31, 2008 and activity during the three months then ended is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested, January 1, 2008	7,023,387	$14.00
Granted	3,024,514	$12.85
Vested	(541,498)	$17.92
Forfeited	(31,638)	$12.26

Nonvested, March 31, 2008	9,474,765	$13.41

The fair value of each restricted stock award is the market value of the stock, as determined by the last sale price of the Company’s Class A common stock on The NASDAQ Global Select Market as if it were vested and issued on the grant date. As of March 31, 2008 and December 31, 2007, there were $78.7 million and $55.7 million, respectively, of total unrecognized compensation cost related to restricted stock awards granted under the 2007 Plan and 1998 Plan. The weighted-average period over which the compensation expense for these awards is expected to be recognized is 1.9 years as of March 31, 2008. The total fair value of shares vested during the three months ended March 31, 2008 and 2007 was $6.8 million and $0.1 million.

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

In November 2005, the Company entered into a number of agreements (“Agreements”) with XM Canada that provide XM Canada with exclusive rights to offer XM satellite digital radio service in Canada. The Agreements have an initial term of ten years and XM Canada has the unilateral option to extend the term of the Agreements for an additional five years at no additional cost beyond the current financial arrangements. XM Canada has expressed its intent to exercise this option at the end of the initial term of the Agreements. The various deliverables of these Agreements are considered a single accounting unit in accordance with EITF Issue No. 00-21, and as such are accounted for as follows:

•

The offset to the $149.4 million fair value of the shares received (see Note 4, under the heading “Equity Method Investment and Available-for-Sale Debt Securities”) is recorded as Deferred income on the Company’s Consolidated Balance Sheets and amortized on a straight-line basis into income over the 15-year expected term of the Agreements. As of March 31, 2008 and December 31, 2007, the Deferred income balance related to the initial fair value of shares received was $126.2 million and $128.7 million, respectively.

•

The Company receives a 15% royalty fee for all subscriber fees earned by XM Canada each month for its basic service and a nominal activation fee for each gross activation of an XM Canada subscriber on the Company’s system. Beginning in 2006, XM began to accrue for, and record as revenue, royalties and activation fees related to XM Canada’s subscribers. This revenue is recognized on a straight-line basis over the remaining expected term of the Agreements. The unrecognized portion is recorded as Deferred income. As of March 31, 2008 and December 31, 2007, the Deferred income balance related to the subscriber revenue royalty and activation fees was $7.6 million and $6.1 million, respectively.

•

XM Canada will pay the Company $71.8 million for the rights to broadcast and market National Hockey League (“NHL”) games for the 10-year term of the Company’s contract with the NHL, as amended. The $71.8 million payment is comprised of $57.0 million in license fees, $12.1 million in advertising costs and $2.7 million in interest. In accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognizes these payments on a gross basis as a principal.

The Company recognized the following as Other revenue in the unaudited Condensed Consolidated Statement of Operations (in thousands):

	Three months ended March 31,
	2008	2007
Amortization of XM Canada deferred income	$2,498	$2,498
Subscriber revenue royalty and activation fees	151	52
Advertising cost reimbursements	417	333
License fees	1,500	1,125

XM has provided XM Canada with a C$45 million standby credit facility which can only be utilized to finance purchases of terrestrial repeaters or for the payment of subscription fees to XM. The facility matures on December 31, 2012 and bears interest at a rate of 9% per annum. XM has the right to convert unpaid principal amounts into Class A subordinate voting shares of XM Canada at the price of C$16.00 per share. As of March 31, 2008, XM Canada has drawn $4.7 million on this facility in lieu of payment of subscription fees.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company had the following related party balances as of March 31, 2008 and December 31, 2007 (in thousands):

	Due from		Prepaid expense		Due to
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
GM	$8,929	$8,505	$216,622	$218,196	$61,008	$62,233
American Honda	1,588	3,325	—	—	3,811	3,513
XM Canada	9,333	9,752	—	—	—	—

Total	$19,850	$21,582	$216,622	$218,196	$64,819	$65,746

The Company earned the following total revenue, primarily consisting of subscriptions, in connection with sales to related parties described above (in thousands):

	Three months ended March 31,
	2008	2007
GM	$10,118	$6,365
American Honda	4,115	4,367
XM Canada	4,566	4,008

Total	$18,799	$14,740

The Company has relied upon certain related parties for technical, marketing and other services. The Company has incurred the following costs in transactions with the related parties described above (in thousands):

	Three months ended March 31, 2008		Three months ended March 31, 2007
	GM	American Honda	GM	American Honda
Customer care & billing operations	$20	$—	$52	$—
Revenue share & royalties	31,489	660	23,730	—
Marketing	50,692	2,083	37,483	477
Interest expense	304	—	—	—

Total	$82,505	$2,743	$61,265	$477

(10) Supplemental Cash Flows Disclosures

The Company paid $3.2 million and $9.1 million for interest, net of amounts capitalized to System under construction of $2.9 million and $2.2 million during the three months ended March 31, 2008 and 2007, respectively. Additionally, the Company engaged in non-cash financing and investing activities involving the acquisition of property through capital leases in the amount of $1.1 million and $4.4 million during the three months ended March 31, 2008 and 2007, respectively.

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

Satellite Contracts—As of March 31, 2008, the Company has paid $976.1 million, including manufacturing and launch costs, financing charges (excluding sale leaseback charges), in-orbit performance incentives and additional costs for collocation, under its various satellite and launch services contracts. The Company originally entered into a satellite and launch services contract for XM-1, XM-2 and XM-3 with Boeing Satellite Systems International, Inc. (“BSS”) in March 1998 and subsequently amended the contract as required (including the manufacture of XM-4). XM has fully paid its contractual obligations to BSS, except for XM-3 and XM-4 performance incentive payments which are accrued to Satellite & terrestrial expense when certain performance criteria are met pursuant to the satellite contracts. In August 2003, XM contracted with Sea Launch Company, LLC (“Sea Launch”) for the associated launch services for XM-4, and in September 2006, the Company exercised an option in the Sea Launch contract for launch services for XM-5. In June 2005, the Company awarded a contract to Space Systems/Loral (“SS/L”) for the design and construction of XM-5.

XM-3—BSS has the right to earn performance incentives of up to $25.9 million, plus interest, based on the in-orbit performance of XM-3 over its design life of fifteen years. As of March 31, 2008, the Company has paid $5.3 million of those performance incentives (including interest). The Company has in-orbit insurance for XM-3 through February 2009.

XM-4—BSS has the right to earn performance incentives of up to $12.0 million, plus interest, over the first twelve years of in-orbit life, up to an additional $7.5 million for high performance (above baseline specifications) during the first fifteen years of in-orbit life and up to an additional $10.0 million for continued high performance across the five year period beyond the fifteen year design life. As of March 31, 2008, the Company has paid $1.5 million of those performance incentives (including interest). The Company has in-orbit insurance for a portion of the XM-4 sum insured that expires in December 2011 and in-orbit insurance for the remainder of the sum insured that expires in October 2008. These policies run concurrently. In February 2007, the Company entered into a sale-leaseback of the transponders on the XM-4 satellite.

XM-5—In 2005, XM entered into a contract with SS/L to construct XM-5. On July 15, 2003, SS/L, its parent (Loral Space & Communications Ltd.) and certain other affiliated entities (collectively, the “Debtors”) commenced voluntary Chapter 11 bankruptcy cases under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”). Pursuant to an order entered on July 20, 2005, the Court approved the Company’s contract with SS/L. On August 1, 2005, the Court entered an order confirming the Debtors’ Fourth Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Reorganization Plan”). The Reorganization Plan became effective on November 21, 2005. Pursuant to the terms of the Company’s contract with SS/L, the Company may make construction payments on XM-5 into an escrow account until the occurrence of an “Emergence Date” as defined in the contract. As of March 31, 2008, the Company has paid $129.9 million with respect to the XM-5 construction and launch services, excluding financing charges. In August 2007, the contract with SS/L was amended to defer payments on the remaining XM-5 satellite construction costs until the earlier of post launch or January 2010.

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

In April 2006, the Company amended the distribution agreement pursuant to which the Company made a prepayment in May 2006 in the amount of $237.0 million to GM to retire at a discount $320.3 million of the remaining fixed payment obligations that would have come due in 2007, 2008 and 2009. The April 2006 amendments eliminated the Company’s ability to make up to $35.0 million of subscriber acquisition payments in shares of the Company’s Class A common stock. As of March 31, 2008, the Company had $26.0 million of current related party prepaid expense and $117.1 million of non-current related party prepaid expense in connection with the guaranteed fixed payments as a result of the $237.0 million prepayment in May 2006. In February 2008, the Company entered into an amended and restated agreement with GM that folds together the previously separate distribution and credit agreements with GM. The amended and restated agreement’s terms remain substantially similar to those of the previously separate agreements, except for the establishment of a new minimum pre-marketing cash flow threshold for 2008 that the Company will need to meet in order to make draws under the GM credit facility in 2009.

In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than eight million GM vehicles with installed XM radios (at which point the percentage remains constant). Revenue share expense is recognized as the related subscription revenue is earned. As of March 31, 2008, the Company had $58.6 million of current related party prepaid expense and $15.0 million of non-current related party prepaid expense in connection with this revenue sharing arrangement. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which the Company must reimburse GM. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius’ radio service. The agreement is subject to renegotiation at two-year intervals, beginning in November 2005, if GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years are the lesser of 600,000 units per year or amounts proportionate to targets in the satellite digital radio service industry. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, by November 2009 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum share levels in the satellite digital radio service industry. The Company believes it was exceeding the minimum levels at December 31, 2007. For the three months ended March 31, 2008 and 2007, the Company incurred total costs of $82.5 million and $61.3 million, respectively, under the distribution agreement.

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

Litigation and Arbitration

Copyright Royalty Board Arbitration—In December 2007, the Copyright Royalty Board (“CRB”) issued its determination and order setting the royalty rate payable by the Company under the statutory license covering the performance of sound recordings over the XM system for the six-year period starting in January 1, 2007 and ending December 31, 2012. Under the terms of the CRB Satellite Radio Services decision, the Company will pay a performance license rate of 6.0% of those gross revenues subject to the fees for 2007 and 2008, 6.5% for 2009, 7.0% for 2010, 7.5% for 2011 and 8.0% for 2012. The revenue that is subject to royalty fees includes subscription

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

revenue from its subscribers and advertising revenues from channels other than those that use only incidental performances of music. Other exclusions and deductions from revenue subject to the statutory license fee include but are not limited to revenue from channels, programming and products or other services offered for a separate charge where such channels use only incidental performances of sound recordings, revenue from equipment sales, revenue from current and future data services, fulfillment service fees and bad debt expense. On February 25, 2008, SoundExchange, the organization that collects and distributes sound recordings royalties on behalf of its members, filed a petition for review in the U.S. District Court for the District of Columbia Circuit.

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

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc.—Plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on January 10, 2006 on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that the Company engaged in a deceptive trade practice under Arkansas and other state laws by representing that its music channels are commercial-free. The Company has filed an answer to the complaint and instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in its customer service agreement. The Company believes the matter is without merit and intends to vigorously defend the ongoing arbitration. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

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

Major League Baseball®

The Company has a multi-year agreement with Major League Baseball® to broadcast MLB games live nationwide. The Company paid $50 million for the 2005 season, $60 million (which included $10 million paid in October 2004) for the 2006, 2007 and 2008 seasons and will pay $60 million per year thereafter through 2012. MLB has the option to extend the agreement for the 2013, 2014 and 2015 seasons at the same $60 million annual compensation rate. The Company will also make incentive payments to MLB for XM subscribers obtained through MLB and baseball club verifiable promotional programs. No stock or warrants were included in this agreement. The agreement requires the Company to deposit $120 million into escrow or furnish other credit support in such amount. In July 2006, the Company furnished a $120 million two-year surety bond to MLB as part of an amendment to the agreement with MLB that permitted the Company to provide various types of credit support in lieu of its $120 million escrow deposit requirement. If the Company is unable to obtain other credit support acceptable to MLB, beginning May 15, 2008, MLB may have the right to require the surety to fund a $120.0 million escrow deposit. There can be no assurance that the Company will not have to reimburse the surety or otherwise deposit funds and incur additional indebtedness to meet the escrow deposit or credit support requirements, or that the Company will be able to do so in a timely fashion or at all, which would have a material adverse effect on the Company’s financial position.

(12) Condensed Consolidating Financial Information

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF MARCH 31, 2008

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$169,036	$—	$17	$—	$—	$169,053	$42,483	$—	$6	$—	$211,542
Accounts receivable, net	56,657	—	—	—	—	56,657	—	—	—	—	56,657
Due from subsidiaries/affiliates	4,160	472,215	46,264	698,353	(1,220,948)	44	3,820	—	41,285	(45,149)	—
Due from related parties	15,075	—	—	—	—	15,075	78	—	—	—	15,153
Related party prepaid expenses	84,593	—	—	—	—	84,593	—	—	—	—	84,593
Prepaid programming content	70,817	—	—	—	—	70,817	—	—	—	—	70,817
Prepaid and other current assets	31,662	—	(8)	—	—	31,654	292	30,726	308	(30,881)	32,099

Total current assets	432,000	472,215	46,273	698,353	(1,220,948)	427,893	46,673	30,726	41,599	(76,030)	470,861
System under construction	—	—	—	—	—	—	161,772	—	—	—	161,772
Property and equipment, net	579,734	—	11,806	—	—	591,540	47,157	—	38,070	742	677,509
Investment in subsidiary/affiliates	1,306,176	—	—	—	(1,306,176)	—	(805,691)	—	—	805,691	—
DARS license	—	141,412	—	—	—	141,412	—	—	—	—	141,412
Intangibles, net	3,064	—	—	—	—	3,064	—	—	—	—	3,064
Deferred financing fees, net	29,054	—	—	—	—	29,054	3,492	—	—	—	32,546
Due from related party, net of current portion	4,697	—	—	—	—	4,697	—	—	—	—	4,697
Related party prepaid expenses, net of current portion	132,029	—	—	—	—	132,029	—	—	—	—	132,029
Investments	—	—	—	—	—	—	33,259	—	—	—	33,259
Prepaid and other assets, net of current portion	3,005	—	—	—	—	3,005	18,593	475,970	2,019	(494,562)	5,025

Total assets	$2,489,759	$613,627	$58,079	$698,353	$(2,527,124)	$1,332,694	$(494,745)	$506,696	$81,688	$235,841	$1,662,174

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF MARCH 31, 2008

(Continued)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current liabilities:
Accounts payable	$56,148	$—	$—	$—	$—	$56,148	$7,198	$(2,501)	$(3)	$(4,551)	$56,291
Accrued expenses	161,415	—	103	—	—	161,518	120	—	(31)	(441)	161,166
Accrued interest	54,733	—	—	—	—	54,733	2,333	7,639	—	(25,034)	39,671
Current portion of long-term debt	38,194	—	—	—	—	38,194	—	—	—	(29,216)	8,978
Due to related parties	64,819	—	—	—	—	64,819	—	—	—	—	64,819
Due to subsidiary/affiliates	1,192,969	271	2,726	25,917	(1,220,928)	955	—	—	4,601	(5,556)	—
Subscriber deferred revenue	423,066	—	—	—	—	423,066	—	—	—	—	423,066
Deferred income	—	—	—	—	—	—	13,416	30,726	—	(34,149)	9,993

Total current liabilities	1,991,344	271	2,829	25,917	(1,220,928)	799,433	23,067	35,864	4,567	(98,947)	763,984
Long-term debt, net of current portion	1,267,327	—	—	—	—	1,267,327	400,000	230,739	—	(231,247)	1,666,819
Subscriber deferred revenue, net of current portion	103,173	—	—	—	—	103,173	—	—	—	—	103,173
Deferred income, net of current portion	7,643	—	—	—	—	7,643	141,694	177,384	—	(202,912)	123,809
Other non-current liabilities	8,801	34,846	—	—	—	43,647	38,472	—	(1,314)	(38,646)	42,159

Total liabilities	3,378,288	35,117	2,829	25,917	(1,220,928)	2,221,223	603,233	443,987	3,253	(571,752)	2,699,944

Commitments and contingencies
Minority interest	—	—	—	—	—	—	—	—	—	60,208	60,208
Stockholders’ equity (deficit):
Capital stock	—	—	—	—	—	—	3,249	—	—	—	3,249
Accumulated other comprehensive income, net of tax	—	—	—	—	—	—	9,345	—	—	—	9,345
Additional paid-in-capital	3,336,065	146,271	60,759	286,765	(493,795)	3,336,065	3,199,554	47,939	47,219	(3,431,223)	3,199,554
Retained earnings (deficit)	(4,224,594)	432,239	(5,509)	385,671	(812,401)	(4,224,594)	(4,310,126)	14,770	31,216	4,178,608	(4,310,126)

Total stockholders’ equity (deficit)	(888,529)	578,510	55,250	672,436	(1,306,196)	(888,529)	(1,097,978)	62,709	78,435	747,385	(1,097,978)

Total liabilities and stockholders’ equity (deficit)	$2,489,759	$613,627	$58,079	$698,353	$(2,527,124)	$1,332,694	$(494,745)	$506,696	$81,688	$235,841	$1,662,174

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

AS OF DECEMBER 31, 2007

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

AS OF DECEMBER 31, 2007

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$305,956	$43,241	$ 2,741	$—	$(45,982)	$305,956	$2,498	$8,986	$4,720	$(13,706)	$308,454
Cost of revenue	200,126	—	11	—	114	200,251	—	—	325	(1,996)	198,580
Research & development	11,020	—	—	—	—	11,020	—	—	—	—	11,020
General & administrative	30,791	—	—	—	—	30,791	69	—	3	(134)	30,729
Marketing	116,326	—	—	—	—	116,326	—	—	—	—	116,326
Depreciation & amortization	44,003	—	2,998	—	—	47,001	48	—	502	(2,068)	45,483

Total operating expenses	402,266	—	3,009	—	114	405,389	117	—	830	(4,198)	402,138

Operating income (loss)	(96,310)	43,241	(268)	—	(46,096)	(99,433)	2,381	8,986	3,890	(9,508)	(93,684)
Other income (expense):
Interest income	1,255	—	159	14,608	(14,767)	1,255	420	—	—	—	1,675
Interest expense	(45,240)	—	—	(159)	14,767	(30,632)	(512)	(5,748)	—	7,565	(29,327)
Loss from de-leveraging transactions	—	—	—	—	—	—	—	—	—	—	—
Loss from impairment of investments	—	—	—	—	—	—	—	—	—	—	—
Equity in net loss of affiliate	—	—	—	—	—	—	(4,177)	—	—	—	(4,177)
Minority interest	—	—	—	—	—	—	—	—	—	(3,238)	(3,238)
Other income (expense)	10,651	—	—	—	(10,907)	(256)	(127,050)	—	—	127,119	(187)

Net income (loss) before income taxes	(129,644)	43,241	(109)	14,449	(57,003)	(129,066)	(128,938)	3,238	3,890	121,938	(128,938)

Benefit from (provision for) deferred income taxes	—	(578)	—	—	—	(578)	(331)	—	—	578	(331)

Net income (loss)	$(129,644)	$42,663	$ (109)	$14,449	$(57,003)	$(129,644)	$(129,269)	$3,238	$3,890	$122,516	$(129,269)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$261,614	$37,665	$2,741	$—	$(40,405)	$261,615	$2,498	$4,723	$2,522	$(7,246)	$264,112
Cost of revenue	172,608	—	7	—	114	172,729	—	—	268	(1,887)	171,110
Research & development	7,310	—	—	—	—	7,310	—	—	—	—	7,310
General & administrative	32,807	—	—	—	—	32,807	136	—	1,367	(125)	34,185
Marketing	92,671	—	—	—	—	92,671	—	—	—	—	92,671
Depreciation & amortization	41,652		3,096	—	—	44,748	2,604	—	502	(972)	46,882

Total operating expenses	347,048	—	3,103	—	114	350,265	2,740	—	2,137	(2,984)	352,158

Operating income (loss)	(85,434)	37,665	(362)	—	(40,519)	(88,650)	(242)	4,723	385	(4,262)	(88,046)
Other income (expense):
Interest income	1,518	—	165	14,487	(14,652)	1,518	2,026	—	—	—	3,544
Interest expense	(41,762)	—	—	(165)	14,652	(27,275)	(855)	(3,026)	(517)	4,064	(27,609)
Loss from de-leveraging transactions	—	—	—	—	—	—	—	—	(2,965)	—	(2,965)
Loss from impairment of investments		—	—	—	—	—	—	—	—	—	—
Equity in net loss of affiliate	—	—	—	—	—	—	(5,425)	—	—	—	(5,425)
Minority Interest										(1,697)	(1,697)
Other income (expense)	10,688	—	—	—	(10,693)	(5)	(117,258)		—	117,707	444

Net income (loss) before income taxes	(114,990)	37,665	(197)	14,322	(51,212)	(114,412)	(121,754)	1,697	(3,097)	115,812	(121,754)

Benefit from (provision for) deferred income taxes	—	(578)	—	—	—	(578)	(684)	—	—	578	(684)

Net income (loss)	$(114,990)	$37,087	$(197)	$14,322	$(51,212)	$(114,990)	$(122,438)	$1,697	$(3,097)	$116,390	$(122,438)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(108,795)	$—	$2,952	$—	$—	$(105,843)	$(2,137)	$2,776	$(4)	$(2,488)	$(107,696)
Cash flows from investing activities:
Purchase of property and equipment	(10,180)	—	—	—	—	(10,180)	—	—	—	—	(10,180)
Additions to system under construction	—	—	—	—	—	—	(6,688)	—	—	—	(6,688)
Net maturity (purchase) of restricted investments	—	—	—	—	—	—	—	—	—	—	—

Net cash (used in) provided by investing activities	(10,180)	—	—	—	—	(10,180)	(6,688)	—	—	—	(16,868)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	77	—	—	—	77
Capital contributions from Holdings	5,262	—	—	—	—	5,262	(5,262)	—	—	—	—
Proceeds from borrowing on bank credit facility	187,500	—	—	—	—	187,500	—	—	—	—	187,500
Repayment on financing of a consolidated variable interest entity	—	—	—	—	—	—	(61)	—	—	—	(61)
Payments to minority interest holder	—	—	—	—	—	—	—	(2,776)	—	—	(2,776)
Payments on other borrowings	(2,488)	—	(2,946)	—	—	(5,434)	—	—	—	2,488	(2,946)
Deferred financing costs	—	—	—	—	—	—	—	—	—	—	—
Other, net	(2,374)	—	—	—	—	(2,374)	—	—	—	—	(2,374)

Net cash provided by (used in) financing activities	187,900	—	(2,946)	—	—	184,954	(5,246)	(2,776)	—	2,488	179,420

Net increase (decrease) in cash and cash equivalents	68,925	—	6	—	—	68,931	(14,071)	—	(4)	—	54,856
Cash and cash equivalents at beginning of period	100,111	—	11	—	—	100,122	56,554	—	10	—	156,686

Cash and cash equivalents at end of period	$169,036	$—	$17	$—	$—	$169,053	$42,483	$—	$6	$—	$211,542

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(45,409)	$—	$3,943	$—	$(56)	$(41,522)	$(42,399)	$—	$40,789	$—	$(43,132)
Cash flows from investing activities:
Purchase of property and equipment	(24,872)	—	—	—	—	(24,872)	—	(288,500)	—	288,500	(24,872)
Additions to system under construction	—	—	—	—	—	—	(73,132)	—	—	—	(73,132)
Proceeds from sale of assets	—	—	—	—	—	—	288,500	—	—	(288,500)	—
Net maturity (purchase) of restricted investments	—	—	—	—	—	—	—	—	1,702	—	1,702

Net cash (used in) provided by investing activities	(24,872)	—	—	—	—	(24,872)	215,368	(288,500)	1,702	—	(96,302)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	1,857	—	—	—	1,857
Capital contributions from Holdings	109,397	—	—	—		109,397	(109,397)	—	—	—	—
Capital contributions from outside investor to minority interest	—	—	—	—	—	—	—	57,700	—	(57,700)	—
Proceeds from insuance of debt by minority interest	—	—	—	—	—	—	—	230,800	—	(230,800)	—
Proceeds from financing of a consolidated variable interest entity	—	—	—	—	—	—	—	—	—	288,500	288,500
Retirement of mortgages on corporate facilities	—	—	—	—	—	—	—	—	(38,877)	—	(38,877)
Payment of premiums on de-leveraging transactions		—	—	—	—	—	—	—	(2,965)	—	(2,965)
Payments on other borrowings		—	(3,975)	—	—	(3,975)	—	—		—	(3,975)
Deferred financing costs	(3,931)	—	—	—	—	(3,931)	—	—	—	—	(3,931)

Net cash provided by (used in) financing activities	105,466	—	(3,975)	—	—	101,491	(107,540)	288,500	(41,842)	—	240,609

Net increase (decrease) in cash and cash equivalents	35,185	—	(32)	—	(56)	35,097	65,429	—	649	—	101,175
Cash and cash equivalents at beginning of period	92,445	—	32	—	—	92,477	125,593	—	146	—	218,216

Cash and cash equivalents at end of period	$127,630	$—	$—	$—	$(56)	$127,574	$191,022	$—	$795	$—	$319,391

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our unaudited Condensed Consolidated Financial Statements and accompanying Notes in Item 1. to Part I of this Form 10-Q, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008.

Proposed Merger

XM and Sirius Satellite Radio Inc. (“Sirius”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) on February 19, 2007 pursuant to which XM and Sirius will combine our businesses through a merger of XM and a newly formed, wholly owned subsidiary of Sirius (the “Merger”). On March 24, 2008, the Department of Justice approved the proposed merger of XM and Sirius. The parties have not yet received approval from the Federal Communications Commission (“FCC”).

In connection with the merger, an offer to repurchase a significant portion of our outstanding notes will be required under the terms of such debt. Any required repurchase would likely be financed with debt (including possibly convertible debt) and, due to prevailing conditions in the debt markets, debt financing to fund such repurchase may not be available on terms favorable to the combined company or at all. At March 31, 2008, the aggregate principal amount of our outstanding indebtedness was approximately $1.7 billion. XM has initiated discussions with certain holders of various classes of its existing debt with respect to issues related to the rights of the holders of such debt following the proposed merger with Sirius Satellite Radio, including issues related to redemption (“change of control puts”) and possible alternatives thereto, such as waiver of the change of control puts or exchange of such debt for new series of debt. XM anticipates it will continue to conduct such discussions without further disclosure unless and until a definitive agreement is reached.

Executive Summary

We are America’s leading satellite radio service company, providing music, news, talk, information, entertainment and sports programming for reception by vehicle, home and portable radios nationwide and over the Internet to over 9.3 million subscribers to date. Our basic monthly subscription fee is $12.95. We believe XM Radio appeals to consumers because of our innovative and diverse programming, nationwide coverage, many commercial-free music channels and digital sound quality. Our channel lineup includes more than 170 digital channels of choice from coast to coast. We broadcast from our studios in Washington, DC, New York City, including Jazz at Lincoln Center, Chicago and the Country Music Hall of Fame in Nashville.

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

Highlights

We summarize our business growth and operational results through the metrics of subscriber growth, revenue growth, ARPU, SAC, CPGA and Adjusted operating loss as follows:

•	Ending subscribers increased from 7.91 million at the end of the first quarter of 2007 to 9.33 million at the end of the first quarter of 2008, an 18% increase.

•	Total revenue increased from $264.1 million in the first quarter of 2007 to $308.5 million in the first quarter of 2008, a 17% quarter over quarter increase.

•	Average monthly subscription revenue per subscriber (“ARPU”) decreased from $10.15 in the first quarter of 2007 to $10.04 in the first quarter of 2008.

•	Subscriber Acquisition Costs (“SAC”) increased from $65 in the first quarter of 2007 to $73 in the first quarter of 2008.

•	Cost Per Gross Addition (“CPGA”) decreased from $103 in the first quarter of 2007 to $99 in the first quarter of 2008.

•	Adjusted operating loss increased from $27.0 million in the first quarter of 2007 to $30.7 million in the first quarter of 2008.

We summarize our business growth and operational results through the metrics of subscriber data, revenue data, SAC, CPGA and Adjusted operating loss. Greater detail regarding these key metrics we use to monitor our business growth and our operational results are as follows:

	Three months ended March 31,		Change
	2008	2007(16)	Amount	%
Subscriber Data (in thousands, except percentages):
OEM Gross Subscriber Additions(1)	802	537	265	49%
Retail Gross Subscriber Additions(2)(13)	233	331	(98)	-30%

Total Gross Subscriber Additions(13)	1,034	868	166	19%
OEM Net Subscriber Additions(3)	355	225	130	58%
Retail Net Subscriber Additions(4)	(51)	60	(111)	-185%

Total Net Subscriber Additions	303	285	18	6%

Conversion Rate(5)	53.3%	51.5%	1.9%	4%
Monthly Churn Rate(6)(13)	1.77%	1.78%	-0.01%	-1%

OEM Subscribers	3,869	2,853	1,016	36%
Retail Subscribers(14)	4,480	4,422	58	1%
Subscribers in OEM Promotional Periods	836	565	271	48%
XM Activated Vehicles with Rental Car Companies	78	23	55	239%
Data Services Subscribers	49	35	14	40%
Outsourced Commercial Subscribers(14)	18	16	2	13%

Total Ending Subscribers(7)	9,330	7,914	1,416	18%
Percentage of Ending Subscribers on Annual and Multi-Year Plans(13)	45.1%	44.0%	1.1%	3%
Percentage of Ending Subscribers on Family Plans(13)	23.5%	23.2%	0.3%	1%
Revenue Data (monthly average):
Subscription Revenue per Retail, OEM & Other Subscriber(8)(15)	$10.36	$10.34	$0.02	0%
Subscription Revenue per Subscriber in OEM Promotional Periods	$5.60	$6.39	$(0.79)	-12%
Subscription Revenue per XM Activated Vehicle with Rental Car Companies	$6.27	$7.51	$(1.24)	-17%
Subscription Revenue per Subscriber of Data Services	$35.34	$33.72	$1.62	5%

Average Monthly Subscription Revenue per Subscriber (“ARPU”)(9)(15)	$10.04	$10.15	$(0.11)	-1%
Net Ad Sales Revenue per Subscriber	$0.33	$0.32	$0.01	3%
Activation, Merchandise and Other Revenue per Subscriber(15)	$0.86	$0.87	$(0.01)	-1%

Total Revenue per Subscriber	$11.23	$11.34	$(0.11)	-1%
Expense Data:
Subscriber Acquisition Costs (“SAC”)(10)(13)	$73	$65	$8	12%
Cost Per Gross Addition (“CPGA”)(11)(13)	$99	$103	$(4)	-4%
Adjusted operating loss (in thousands)(12)	$(30,697)	$(27,033)	$(3,664)	14%
(Certain totals may not add due to the effects of rounding)

(1)	OEM gross subscriber additions are paying subscribers newly activated in the reporting period and include Subscribers in OEM promotional periods as well as XM activated vehicles with rental car companies.
(2)	Retail gross subscriber additions are paying subscribers newly activated in the reporting period and include Data services subscribers and commercial subscribers for 2007 only.

(3)	OEM net subscriber additions (OEM gross subscriber additions less disconnects) represent the total net incremental paying subscribers added during the period.
(4)	Retail net subscriber additions (Retail gross subscriber additions less disconnects) represent the total net incremental paying subscribers added during the period, including net Outsourced commercial subscribers for 2008.
(5)	Conversion rate—See definition and further discussion under OEM Promotional Subscribers on page 44.
(6)	Monthly churn rate for the quarter represents the weighted average Churn rate for each month in the quarter. Churn rate represents the average percentage of self-paying Retail, OEM & other subscribers that discontinued service during the month divided by the average of these beginning and ending subscribers for the month. Churn rate does not include OEM promotional period deactivations and deactivations resulting from the change-out of XM activated vehicles with rental car companies.
(7)	Subscribers—See definition and further discussion under Subscribers on page 43.
(8)	Other subscribers include weather and other stand-alone service subscribers.
(9)	Subscription revenue includes monthly subscription revenues for our satellite audio service and data services, net of any promotions or discounts.
(10)	SAC—See definition and further discussion under Subscriber Acquisition Costs on page 47.
(11)	CPGA—See definition and further discussion under Cost Per Gross Addition on page 48.
(12)	Adjusted operating loss—See Reconciliation of Net Loss to Adjusted operating loss on page 48.
(13)	Outsourced commercial subscribers are excluded for 2008.
(14)	Approximately 16 thousand subscribers, previously reported as Retail subscribers, are presented as Outsourced commercial subscribers for 2007 for comparability.
(15)	Beginning in 2008, revenue from Outsourced commercial subscribers, previously reported as Subscription revenue, is reported as Other revenue.
(16)	Except for as stated in footnote 14, no previously reported metrics have been adjusted to reflect the exclusion of Outsourced commercial subscribers.

Results of Operations

	Three months ended March 31,		Change
(in thousands, except percentages)	2008	2007	$	%
Revenue:
Subscription	$275,725	$236,486	$39,239	17%
Activation	5,144	4,654	490	11%
Merchandise	4,321	5,297	(976)	-18%
Net ad sales	9,118	7,478	1,640	22%
Other	14,146	10,197	3,949	39%

Total revenue	308,454	264,112	44,342	17%

Variable costs of revenue(1):
Revenue share & royalties	68,822	47,426	21,396	45%
Customer care & billing operations	34,310	27,928	6,382	23%
Cost of merchandise	8,551	18,277	(9,726)	-53%
Ad sales	4,703	3,385	1,318	39%

Total variable cost of revenue	116,386	97,016	19,370	20%
Non-variable costs of revenue(2):
Satellite & terrestrial	13,181	13,882	(701)	-5%
Broadcast & operations:
Broadcast	6,960	6,544	416	6%
Operations	10,491	9,716	775	8%

Total broadcast & operations	17,451	16,260	1,191	7%
Programming & content	51,562	43,952	7,610	17%

Total non-variable cost of revenue	82,194	74,094	8,100	11%

Total cost of revenue	198,580	171,110	27,470	16%
Other operating expenses:
Research & development	11,020	7,310	3,710	51%
General & administrative	30,729	34,185	(3,456)	-10%
Retention & support	11,797	9,756	2,041	21%
Subsidies & distribution	71,524	43,602	27,922	64%
Advertising & marketing	26,501	32,809	(6,308)	-19%
Amortization of GM liability	6,504	6,504	—	0%
Depreciation & amortization	45,483	46,882	(1,399)	-3%

Total other operating expenses	203,558	181,048	22,510	12%

Total operating expenses	402,138	352,158	49,980	14%

Operating loss	(93,684)	(88,046)	(5,638)	6%
Other income (expense):
Interest income	1,675	3,544	(1,869)	-53%
Interest expense	(29,327)	(27,609)	(1,718)	6%
Loss from de-leveraging transactions	—	(2,965)	2,965	-100%
Equity in net loss of affiliate	(4,177)	(5,425)	1,248	-23%
Minority interest	(3,238)	(1,697)	(1,541)	91%
Other income (expense)	(187)	444	(631)	-142%

Net loss before income taxes	(128,938)	(121,754)	(7,184)	6%
Provision for deferred income taxes	(331)	(684)	353	-52%

Net loss	$(129,269)	$(122,438)	$(6,831)	6%

	Three months ended March 31,		Change
(in thousands, except percentages)	2008	2007	$	%
Reconciliation of Net loss to Adjusted operating loss:
Net loss as reported	$(129,269)	$(122,438)	$(6,831)	6%
Add back Net loss items excluded from Adjusted operating loss:
Interest income	(1,675)	(3,544)	1,869	-53%
Interest expense	29,327	27,609	1,718	6%
Provision for deferred income taxes	331	684	(353)	-52%
Loss from de-leveraging transactions	—	2,965	(2,965)	-100%
Equity in net loss of affiliate	4,177	5,425	(1,248)	-23%
Minority interest	3,238	1,697	1,541	91%
Other (income) expense	187	(444)	631	-142%

Operating loss	(93,684)	(88,046)	(5,638)	6%
Depreciation & amortization	45,483	46,882	(1,399)	-3%
Share-based payment expense	17,504	14,131	3,373	24%

Adjusted operating loss(3)	$(30,697)	$(27,033)	$(3,664)	14%

(1)	Variable costs of revenue are costs that vary with fluctuations in revenue generating activity such as changes in the number of subscribers, the number of advertising spots sold, the quantity of merchandise sold or changes in rates.
(2)	Non-variable costs of revenue are costs of revenue that generally do not vary with fluctuations in revenue generating activity such as changes in the number of subscribers, the number of advertising spots sold, the quantity of merchandise sold or changes in rates.
(3)	Adjusted operating loss is net loss before interest income, interest expense, income taxes, depreciation and amortization, loss from de-leveraging transactions, loss from impairment of investments, equity in net loss of affiliate, minority interest, other income (expense) and share-based payment expense. This non-GAAP measure should be used in addition to, but not as a substitute for, the analysis provided in the statement of operations. We believe Adjusted operating loss is a useful measure of our operating performance and improves comparability between periods. Adjusted operating loss is a significant basis used by management to measure our success in acquiring, retaining and servicing subscribers because we believe this measure provides insight into our ability to grow revenues in a cost-effective manner. We believe Adjusted operating loss is a calculation used as a basis for investors, analysts and credit rating agencies to evaluate and compare the periodic and future operating performances and value of our company and similar companies in our industry.

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

The following table sets forth select performance measures on a per average subscriber basis and as a percentage of total revenue:

Three Months Ended March 31,			Three Months Ended March 31,
2008	2007		2008	2007
(Monthly amount per Average Subscriber)(1)			(Percentage of Total Revenue)
$11.23	$11.34	Total revenue	100%	100%
10.04	10.15	Subscription revenue	89	90
0.33	0.32	Net ad sales	3	3
7.21	7.34	Total cost of revenue	64	65
2.50	2.03	Revenue share & royalties	22	18
1.25	1.20	Customer care & billing operations	11	11
0.48	0.60	Satellite & terrestrial	4	5
0.63	0.70	Broadcast & operations	6	6
1.87	1.89	Programming & content	17	17
0.40	0.31	Research & development	4	3
1.12	1.47	General & administrative	10	13
4.22	3.98	Total marketing	38	35
0.43	0.42	Retention & support	4	4
2.60	1.87	Subsidies & distribution	23	17
0.96	1.41	Advertising & marketing	9	12
1.11	1.16	Adjusted operating loss(2)	10	10

(1)	Average subscriber is calculated as the average of the total beginning and ending subscriber balances for each period.
(2)	Adjusted operating loss—See definition and further discussion under Adjusted Operating Loss on page 48.

Subscribers

Subscribers—Subscribers are those who are receiving and have agreed to pay for our service, including those who are currently in promotional periods paid in part by vehicle manufacturers, XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service and commercial establishments that receive our service through our relationship with a third party vendor. We count radios individually as subscribers. Retail subscribers consist primarily of subscribers who purchased their radio at retail outlets, distributors, or through XM’s direct sales efforts. OEM subscribers are self-paying subscribers whose XM radio was installed by an OEM and are not currently in OEM promotional programs. OEM promotional subscribers are subscribers who receive a fixed period of XM service where XM receives revenue from the OEM for the trial period following the initial purchase or lease of the vehicle. In situations where XM receives no revenue from the OEM during the trial period, the subscriber is not included in XM’s subscriber count. At the time of sale, some vehicle owners receive a three month prepaid trial subscription. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. The automated activation program provides activated XM radios on dealer lots for test drives but XM does not include these vehicles in its subscriber count. XM’s OEM partners generally indicate the inclusion of three months of XM service on the window sticker of XM-enabled vehicles. XM, historically and including the 2006 model year, receives a negotiated rate for providing audio service to rental car companies. Beginning with the 2007 model year, XM entered into marketing arrangements which govern the rate which XM receives for providing audio service on certain rental fleet vehicles. Data services subscribers are those subscribers that are receiving services that include stand-alone XM WX Satellite Weather service, stand-alone XM Radio Online service and stand-alone NavTraffic service. Stand-alone XM WX Satellite Weather service packages range in price from $29.99 to $99.99 per month. Stand-alone XM Radio Online service is $7.99 per month. Stand-alone NavTraffic service is $9.95 per month. XM generally charges a range of $9.99—$11.87 per month for its audio service for annual and multi-year plans and $6.99 per month for a family plan.

Subscribers are the primary source of our revenues. We target the over 240 million registered vehicles and over 110 million households in the United States. As of March 31, 2008, we had 9.33 million subscribers, which includes 8.4 million self-paying subscribers, 0.84 million subscribers in OEM promotional periods (typically ranging from three months to one year in duration) paid in part by the vehicle manufacturers and 0.08 million paying XM activated vehicles with rental car companies. The retail subscriber base fluctuates with, among other things, our promotional activities as well as the impact of seasonality and the impact of churn on our subscriber base. OEM subscriber growth is driven primarily by the number of XM-enabled vehicles manufactured and with OEM promotional activity.

Outsourced Commercial Subscribers—During the first quarter of 2008, we transitioned the management of our commercial subscribers to a third party vendor. These subscribers continue to receive our service in a manner similar to before the transition and we are able to identify these subscribers in our systems. Therefore, we are disclosing our Outsourced commercial subscribers on a separate line item in our subscriber total (instead of excluding them this quarter as discussed in the 2007 Form 10-K). We will no longer recognize Subscription revenue on these commercial subscribers; instead, we will recognize a royalty fee from the third party vendor which will be recorded as Other revenue.

OEM Promotional Subscribers—OEM promotional subscribers are subscribers who receive a fixed period of XM service where XM receives revenue from the OEM for the trial period following the initial purchase or lease of the vehicle. In situations where XM receives no revenue from the OEM during the trial period, the subscriber is not included in XM’s subscriber count. At the time of sale, vehicle owners generally receive a three month prepaid trial subscription. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure the success of these promotional programs included in our OEM promotional subscriber count based on the percentage of new promotional subscribers that elect to receive the XM service and convert to self-paying subscribers after the initial promotion period. We refer to this as the “conversion rate.” We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications and become self-paying subscribers. As of March 31, 2008, XM was available on over 140 different vehicle models for model year 2008, with approximately 100 of those as standard equipment and approximately 110 of those offered as OEM factory-installed options. As of March 31, 2008, XM’s OEM partners represented over 60% of the U.S. auto market.

•

Three Months Ended: March 31, 2008 vs. March 31, 2007. Gross subscriber additions for the three months ended March 31, 2008 were 1,034 thousand compared to 868 thousand for the same period in 2007. Net subscriber additions for the three months ended March 31, 2008 were 303 thousand compared to 285 thousand for the same period in 2007. The churn rate remained flat.

OEM Subscribers—Gross OEM subscriber additions for the three months ended March 31, 2008 were 802 thousand compared to 537 thousand for the same period in 2007. Net OEM subscriber additions for the three months ended March 31, 2008 were 355 thousand compared to 225 thousand for the same period in 2007. We attribute the increase in net OEM subscriber additions primarily to an increase in gross OEM subscriber additions, partially offset by churn on a larger subscriber base. The conversion rate for the three months ended March 31, 2008 was 53.3% compared to 51.5% for the same period in 2007. We exclude certain rental car fleets (approximately 89,000 activated vehicles as of March 31, 2008) from our subscriber total due to the nature of the marketing agreements with certain rental fleet partners.

Retail Subscribers—Gross retail subscriber additions for the three months ended March 31, 2008 were 233 thousand compared to 331 thousand for the same period in 2007. Gross retail subscriber additions were negatively impacted by increased competition from multiple competitors and devices, including the proliferation of audio entertainment choices that contributed to the overall slower growth in the satellite radio category. Net retail subscriber additions for the three months ended March 31, 2008 were (51) thousand compared to 60 thousand for the same period in 2007. We attribute the decrease in net retail subscriber additions to fewer gross retail subscriber additions and churn on a larger subscriber base.

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

•

Three Months Ended: March 31, 2008 vs. March 31, 2007. Subscription revenue increased $39.2 million or 17% during the three months ended March 31, 2008 compared to the same period in 2007. This increase was due primarily to the 18% increase in ending subscribers. During the three months ended March 31, 2008 and 2007, Subscription revenue included $13.5 million and $10.6 million, respectively, from related parties for subscription fees paid under OEM promotional agreements.

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

•

Three Months Ended: March 31, 2008 vs. March 31, 2007. ARPU decreased slightly due to an increase in the percentage of subscribers on discount plans (annual, multi-year and family) and promotions. The percentage of subscribers as of March 31, 2008 on ‘annual and multi-year plans’ and family plans increased to 45.1% and 23.5% from 44.0% and 23.2%, respectively, compared to March 31, 2007.

Revenue Share & Royalties—Revenue share & royalties includes performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM, and royalties paid to radio technology providers and revenue share expenses associated with manufacturing and distribution partners and content providers. These costs are driven primarily by the growth in our subscriber revenue, net ad sales and subscriber base. We have certain contracts with rates that escalate over time and as certain performance thresholds are achieved. We expect these costs to continue to increase over time and with the growth in subscription revenue, net ad sales revenue and the growth in overall subscribers, but may fluctuate throughout the year based on new agreements and the renegotiation of existing contracts.

•

Three Months Ended: March 31, 2008 vs. March 31, 2007. These costs increased $21.4 million or 45%, and have increased as a percentage of total revenue and on a monthly amount per average subscriber basis during the three months ended March 31, 2008 compared to the same period in 2007. This dollar increase was primarily driven by an increase in performance rights royalties due mainly to an increase in royalty rates as a result of the Copyright Royalty Board arbitration ruling in December 2007 that was effective retroactive to the beginning of 2007 and to a lesser extent an increase in shared revenue with distribution partners. The three months ended March 31, 2007 do not include the effects of the royalty rate increase, which was recorded during the fourth quarter of 2007.

Customer Care & Billing Operations—Customer care & billing operations includes expenses from customer care functions as well as information technology costs associated with subscriber management applications. These costs are primarily driven by the growth of our subscriber base.

•

Three Months Ended: March 31, 2008 vs. March 31, 2007. These costs increased $6.4 million or 23%, but have remained relatively flat as a percentage of total revenue and on a monthly amount per average subscriber basis during the three months ended March 31, 2008 compared to the same period in 2007. This dollar increase was driven primarily by our subscriber growth that resulted in increased support costs. In addition, personnel costs increased compared to the same period in 2007.

Gross profit on merchandise revenue—We calculate gross profit on merchandise revenue as Merchandise revenue less Cost of merchandise. For the three months ended March 31, 2008 and 2007, gross profit on merchandise revenue was negative $4.2 and negative $13.0 million, respectively. We consider gross profit on merchandise revenue a cost of acquiring subscribers through our direct sales channel and include it as a component of SAC.

Merchandise Revenue—We record Merchandise revenue from direct sales to consumers through XM’s online store and XM’s direct-to-consumer programs as well as any inventory sales.

•

Three Months Ended: March 31, 2008 vs. March 31, 2007. Merchandise revenue decreased $1.0 million or 18% during the three months ended March 31, 2008 compared to the same period in 2007, and was driven primarily by a decrease in the volume of radios sold.

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

•

Three Months Ended: March 31, 2008 vs. March 31, 2007. These costs decreased $9.7 million or 53% during the three months ended March 31, 2008 compared to the same period in 2007. This dollar decrease was primarily the result of a decrease in the volume and average costs of radios sold as well as lower excess and obsolete inventory charges.

Gross profit on net ad sales revenue—We calculate gross profit on net ad sales revenue as Net ad sales revenue less Ad sales expense. For the three months ended March 31, 2008 and 2007, gross profit on net ad sales revenue was $4.4 million and $4.1 million, respectively. For the three months ended March 31, 2008 and 2007, gross margin on net ad sales revenue was 48.4% and 54.7%, respectively. Gross profit on net ad sales revenue increased and gross margin on net ad sales revenue narrowed due primarily to an increase in advertisers as well as an increase in costs to support ad sales growth as a percent of net revenue, respectively.

Net Ad Sales Revenue—Net ad sales revenue consists of sales of advertisements and program sponsorships on the XM network that are recognized in the period in which they are broadcast. Net ad sales revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Net ad sales revenue is presented net of agency commissions.

•

Three Months Ended: March 31, 2008 vs. March 31, 2007. Net ad sales revenue increased $1.6 million or 22% during the three months ended March 31, 2008 compared to the same period in 2007. This dollar increase was driven by increased spending by certain existing advertisers as well as the addition of new advertisers.

Ad Sales Expense—Ad sales expense consists of direct costs associated with the generation of Net ad sales revenue, including production, staffing and marketing.

•

Three Months Ended: March 31, 2008 vs. March 31, 2007. These costs increased $1.3 million or 39% during the three months ended March 31, 2008 compared to the same period in 2007. This dollar increase was driven primarily by the costs associated with supporting Net ad sales revenue.

Other Revenue—Other revenue consists primarily of revenue related to various agreements with XM Canada, as well as other miscellaneous revenue that includes content licensing fees, technology licensing fees and billing fees.

•

Three Months Ended: March 31, 2008 vs. March 31, 2007. Other revenue increased $3.9 million or 39% during the three months ended March 31, 2008 compared to the same period in 2007. This increase was primarily driven by increases in technology and content licensing fees.

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

•

Three Months Ended: March 31, 2008 vs. March 31, 2007. These costs have decreased slightly and have decreased as a percentage of total revenue and on a monthly amount per average subscriber basis during the three months ended March 31, 2008 compared to the same period in 2007.

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

•

Three Months Ended: March 31, 2008 vs. March 31, 2007. These costs have increased slightly, but have remained relatively flat as a percentage of total revenue and have decreased on a monthly amount per average subscriber basis during the three months ended March 31, 2008 compared to the same period in 2007.

Programming & Content—Programming & content includes the creative, production and licensing costs associated with our over 170 channels of XM-original and third party content. We view Programming & content expenses as a cost of attracting and retaining subscribers. Programming & content includes staffing costs and fixed payments for third party content, which are primarily driven by programming initiatives. These expenses have increased over time and have varied on a per subscriber basis. We expect these costs to increase this year as the full year impact of existing, renegotiated and new contracts are recognized.

•

Three Months Ended: March 31, 2008 vs. March 31, 2007. These costs increased $7.6 million or 17% but have remained relatively flat as a percentage of total revenue and on a monthly amount per average subscriber basis during the three months ended March 31, 2008 compared to the same period in 2007. This dollar increase was driven primarily by costs in support of renewals of existing contracts, new programming initiatives and to a lesser extent, personnel costs.

Other Operating Expenses

Research & Development—Research & development expense primarily includes the cost of new product development, chipset design, software development and engineering. We expect these costs to continue to fluctuate based on the nature and timing of research and development activities.

•

Three Months Ended: March 31, 2008 vs. March 31, 2007. These costs increased $3.7 million or 51%, and have increased as a percentage of total revenue and on a monthly amount per average subscriber basis during the three months ended March 31, 2008 compared to the same period in 2007. This dollar increase was driven primarily by higher new product development costs and an increase in personnel costs.

General & Administrative—General & administrative expense primarily includes management’s salaries and benefits, professional fees, general business insurance, as well as other corporate expenses. The growth in these costs has been predominantly driven by personnel costs, professional fees, infrastructure expenses to support our growing subscriber base, as well as merger related costs. We expect these costs to decrease as compared to 2007 due to the resolution of various legal proceedings and regulatory inquires (see “Legal Proceedings” in Item 1. to Part II of this Form 10-Q) during 2007 and anticipated reductions in costs associated with merger related activities.

•

Three Months Ended: March 31, 2008 vs. March 31, 2007. These costs decreased $3.5 million or 9%, and have decreased as a percentage of total revenue and on a monthly amount per average subscriber basis during the three months ended March 31, 2008 compared to the same period in 2007. This dollar decrease was primarily driven by lower merger costs partially offset by higher legal fees.

Retention & Support—Retention & support expense primarily includes payroll and payroll related costs of our sales and marketing employees.

•

Three Months Ended: March 31, 2008 vs. March 31, 2007. These costs increased $2.0 million or 21%, but have remained relatively flat as a percentage of total revenue and on a monthly amount per average subscriber basis during the three months ended March 31, 2008 compared to the same period in 2007. This dollar increase was driven primarily by an increase in personnel costs.

Subsidies & Distribution—These direct costs include the subsidization of radios manufactured, commissions for the sale and activation of radios and certain promotional costs. These costs are primarily driven by the volume of XM-enabled vehicles manufactured, the sales and activations of radios through our retail channel as well as promotional activities associated with the sale of XM radios. We expect these costs to fluctuate throughout the year and vary in relationship to our gross subscribers and with changes in the volume of the manufacture, installation, sale and activation of radios.

•

Three Months Ended: March 31, 2008 vs. March 31, 2007. These costs increased $27.9 million or 64%, and have increased as a percentage of total revenue and on a monthly amount per average subscriber basis during the three months ended March 31, 2008 compared to the same period in 2007. This dollar increase was driven primarily by an increase in the number of OEM radios installed and activated under our automotive contracts.

Subscriber Acquisition Costs—Subscriber acquisition costs include Subsidies & distribution and the negative gross profit on merchandise revenue. Subscriber acquisition costs are divided by gross additions to calculate what we refer to as “SAC.”

•

Three Months Ended: March 31, 2008 vs. March 31, 2007. During the three months ended March 31, 2008 and 2007, we incurred subscriber acquisition costs of $75.8 million and $56.6 million, respectively. SAC for the three months ended March 31, 2008 and 2007 was $73 and $65, respectively. The increase in SAC is primarily due to increased factory installations by our OEM partners, partially offset by an increase in gross subscriber additions.

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

•

Three Months Ended: March 31, 2008 vs. March 31, 2007. These costs decreased $6.3 million or 19%, and have decreased as a percentage of total revenue and on a monthly amount per average subscriber basis during the three months ended March 31, 2008 compared to the same period in 2007. This dollar decrease was driven primarily by decreased retail advertising costs partially offset by an increase in OEM advertising costs.

Cost Per Gross Addition (“CPGA”)—CPGA costs include the amounts in SAC, as well as Advertising & marketing. These costs are divided by the gross additions for the period to calculate CPGA. CPGA costs do not include marketing staff (included in Retention & support) or the amortization of the GM guaranteed payments (included in Amortization of GM liability).

•

Three Months Ended: March 31, 2008 vs. March 31, 2007. During the three months ended March 31, 2008 and 2007, we incurred CPGA costs of $102.3 million and $89.4 million, respectively. CPGA for the three months ended March 31, 2008 and 2007 was $99 and $103, respectively. The decrease in CPGA is attributable to the decrease in Advertising & marketing combined with an increase in gross subscriber additions, partially offset by the increase in SAC.

Depreciation & Amortization—Depreciation and amortization expense primarily relates to our satellites, ground support systems that include our terrestrial repeater network, broadcast facilities and computer hardware and software. We expect these costs to decrease as XM-1 and XM-2 reached full depreciation during the 1st quarter of 2008 and we have completed the deployment of our in-orbit satellite network.

•

Three Months Ended: March 31, 2008 vs. March 31, 2007. These costs decreased $1.4 million or 3% during the three months ended March 31, 2008 compared to the same period in 2007. This dollar decrease was primarily due to certain assets reaching their full depreciable lives since March 31, 2007 and reduced capital spending for system development, computer hardware, software and leased equipment.

Provision for Deferred Income Taxes—In 2004, we recorded a deferred tax liability related to indefinite lived assets that are amortized and deducted for tax purposes but are not amortized under United States generally accepted accounting principles. We will continue to incur $2.3 million in annual tax provisions as the indefinite lived assets are amortized for tax purposes over the next 10 years.

•

Three Months Ended: March 31, 2008 vs. March 31, 2007. For the three months ended March 31, 2008 and 2007, we recognized a net deferred tax benefit related to transactions recorded in other comprehensive income or loss, which was partially offset by the deferred tax provision for 2007 and 2008 related to our indefinite lived assets. The net deferred tax provision for the three months ended March 31, 2008 was $0.3 million.

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

•

Three Months Ended: March 31, 2008 vs. March 31, 2007. Non-operating expenses increased $1.5 million or 5%. The increase was primarily due to an increase of $1.7 million in Interest expense partially attributable to our recent draw under our bank credit facility and a decrease of $1.9 million in Interest income. The net increase was partially offset by a decrease of $3.0 million in Loss from de-leveraging transactions due to the absence of refinancing transactions during the first quarter of 2008.

Adjusted Operating Loss

Adjusted Operating Loss—Adjusted operating loss is net loss before interest income, interest expense, income taxes, depreciation and amortization, loss from de-leveraging transactions, loss from impairment of investments, equity in net loss of affiliate, minority interest, other income (expense) and share-based payment expense. This non-GAAP measure should be used in addition to, but not as a substitute for, the analysis provided in the statement of operations. We believe Adjusted operating loss is a useful measure of our operating performance and improves comparability between periods. Adjusted operating loss is a significant basis used by management to measure our success in acquiring, retaining and servicing subscribers because we believe this measure provides insight into our ability to grow revenues in a cost-effective manner. We believe Adjusted operating loss is a calculation used as a basis for investors, analysts and credit rating agencies to evaluate and compare the periodic and future operating performance and value of our company and similar companies in our industry.

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

•

Three Months Ended: March 31, 2008 vs. March 31, 2007. Adjusted operating loss increased by $3.7 million or 14%, but has remained relatively flat as a percentage of total revenue and on a monthly amount per average subscriber basis during the three months ended March 31, 2008 compared to the same period in 2007. The dollar increase in Adjusted operating loss is primarily related to the $26.0 million increase in Cost of revenue (excluding a $1.5 million increase in share-based payment expense) and $27.9 million increase in Subsidies & distribution. The overall increase was offset partially by a $44.3 million increase in Total revenue and $6.3 million decrease in Advertising & marketing.

Liquidity and Capital Resources

Overview

The growth in demand for our products and services has required and will continue to require us to invest significant amounts in our business. Since inception through March 31, 2008, we have raised proceeds of $4.7 billion, net of offering costs, through equity and debt offerings. Our ability to become profitable depends upon many factors, some of which are identified below under the caption entitled “Future Operating Liquidity and Capital Resource Requirements.” Our principal sources of liquidity are our existing cash and cash equivalents and cash receipts for pre-paid subscriptions. We also have access to significant liquidity through our bank revolving credit facility (of which $187.5 million has been drawn) and our GM credit facility. We have significant outstanding contracts and commercial commitments that need to be paid in cash or through credit facilities over the next several years. These contractual commitments are comprised of subsidies and distribution costs, rights and royalty fees, revenue share arrangements, programming costs, repayment of long-term debt, satellite related costs, lease payments and service payments. Our ability to become profitable also depends upon other factors identified below under the caption entitled “Future Operating Liquidity and Capital Resource Requirements.”

The following table presents a summary of our cash flows, beginning and ending cash balances for three months ended March 31, 2008 and 2007 (in thousands, except percentages):

	Three months ended March 31,		Change
	2008	2007	$	%
Cash flows used in operating activities	$(107,696)	$(43,132)	$(64,564)	150%
Cash flows used in investing activities	(16,868)	(96,302)	79,434	-82%
Cash flows provided by financing activities	179,420	240,609	(61,189)	-25%

Net increase (decrease) in cash and cash equivalents	54,856	101,175	(46,319)	-46%
Cash and cash equivalents at beginning of period	156,686	218,216	(61,530)	-28%

Cash and cash equivalents at end of period	$211,542	$319,391	$(107,849)	-34%

Operating Activities—Operating activities primarily consist of net loss adjusted for certain non-cash items including depreciation, amortization, net non-cash loss on conversion of notes, non-cash loss on equity-based investments, share-based payment expense and the effect of changes in working capital.

•

For the three months ended March 31, 2008, net cash used in operating activities was $107.7 million, consisting of a net loss of $129.3 million adjusted for net non-cash expenses of $74.4 million and $52.8 million used in working capital as well as other operating activities. Included in cash used in working capital is a $57.6 million decrease in Accounts payable, accrued expenses and other liabilities due primarily to the $32.0 million catch up payment to the CRB and $42.6 million increase in prepaid programming content due primarily to the $60 million prepayment of our obligation to MLB for the 2008 season; offset partially by a $22.8 million increase in Accrued interest.

•

For the three months ended March 31, 2007, net cash used in operating activities was $43.1 million, consisting of a net loss of $122.4 million adjusted for net non-cash expenses of $75.1 million and $4.3 million provided by working capital as well as other operating activities. Included in cash provided by working capital is a $26.5 million increase in Subscriber deferred revenue, as a result of subscribers signing up for discounted annual and multi-year pre-payment plans and a $16.2 million increase in Accrued interest; offset by a $43.7 million increase in Prepaid programming content due primarily to the $60 million prepayment of our obligation to MLB for the 2007 season.

Investing Activities—Investing activities primarily consist of capital expenditures and proceeds from the sale of equipment.

•	For the three months ended March 31, 2008, net cash used in investing activities was $16.9 million, consisting of capital expenditures for the construction of XM-5 and computer systems infrastructure.

•

For the three months ended March 31, 2007, net cash used in investing activities was $96.3 million, consisting of $98.0 million in capital expenditures for the construction of XM-5, computer systems infrastructure and building improvements, offset partially by $1.7 million in proceeds received from the maturity of restricted investments.

Financing Activities—Financing activities primarily consist of proceeds from debt and equity financings, issuance of common stock pursuant to stock option exercises, and repayments of debt.

•

For the three months ended March 31, 2008, net cash provided by financing activities was $179.4 million; consisting of $187.5 million of proceeds from borrowing on a bank credit facility offset partially by $2.9 million in capital lease payments and $2.8 million in payments made to our minority interest holder.

•

For the three months ended March 31, 2007, net cash provided by financing activities was $240.6 million; consisting of $288.5 million of proceeds received in conjunction with the sale-leaseback of the transponders of our XM-4 satellite and $1.9 million in proceeds from the exercise of warrants and stock options; offset partially by the repayment of $38.9 million related to our corporate headquarters mortgages and $3.0 million in premiums associated with the above-mentioned retired mortgages, as well as $4.0 million in capital lease payments and $3.9 million in deferred financing costs.

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

Provided that we meet the revenue, expense and cash flow projections of our current business plan, we expect to be fully funded and not need additional liquidity to continue operations beyond our existing assets, credit facilities and cash generated by operations; our current business plan is based on estimates regarding expected future costs, expected future revenue and assumes the refinancing or renegotiating of certain of our obligations as they become due, including the maturity of our existing credit facilities and $400 million of convertible notes in 2009 and the MLB surety arrangement. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Any of these factors may increase our need for funds, which would require us to seek additional financing, which financing may not be available on favorable terms or at all, to continue implementing our current business plan. In addition, we may seek additional financing, such as the sale of additional equity and debt securities, to undertake initiatives not contemplated by our current business plan or for other business reasons, or seek to refinance or renegotiate certain of our other obligations.

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

On February 27, 2008, we borrowed $187.5 million or 75% of the amount available under our $250.0 million revolving credit facility with a group of banks. The proceeds were used for general corporate purposes, including our annual payment to Major League Baseball and our 2007 payment under the Copyright Royalty Board proceeding, both due in March, as well as our record label settlements. Interest under the loan is initially 4.75% and is based on 9-month LIBOR. All amounts drawn under the facility are due on May 5, 2009 and are secured by a lien on substantially all of our assets. As a result of drawing 75% of the amount available under the revolving credit facility, we now have full access to the $150 million credit facility provided by General Motors (“GM”), which may be used only for payments to GM, and matures in December 2009.

Commitments and Contingencies—We are obligated to make significant payments under a variety of contracts and other commercial arrangements, including the following:

•

Long-term debt—For a further discussion of long-term debt, see Note 6 of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. of this Form 10-Q. Based on the various terms of our long-term debt, our ability to redeem any long-term debt is limited. We have and may continue to take advantage of opportunities to refinance existing indebtedness or reduce our level of indebtedness in exchange for issuing equity securities, if these transactions can be completed on favorable terms. XM has initiated discussions with certain holders of various classes of its existing debt with respect to issues related to the rights of the holders of such debt following the proposed merger with Sirius Satellite Radio, including issues related to redemption (“change of control puts”) and possible alternatives thereto, such as waiver of the change of control puts or exchange of such debt for new series of debt. XM anticipates it will continue to conduct such discussions without further disclosure unless and until a definitive agreement is reached.

•

Major League Baseball®—We have a multi-year agreement with Major League Baseball® (“MLB”) to broadcast MLB games live nationwide. In March 2008, we made a payment in the amount of $60.0 million for the 2008 season and will pay $60.0 million per year thereafter through 2012. MLB has the option to extend the agreement for the 2013, 2014 and 2015 seasons at the same $60.0 million annual compensation rate. We will also make incentive payments to MLB for XM subscribers obtained through MLB and baseball club verifiable promotional programs. No stock or warrants were included in this agreement. The agreement requires us to deposit $120.0 million into escrow, which represents the amounts due for the 2011 and 2012 seasons, or furnish other credit support in such amount. In July 2006, we furnished a $120.0 million two-year surety bond to MLB as part of an amendment to the agreement with MLB that permitted us to provide various types of credit support in lieu of its $120.0 million escrow deposit requirement. If we are unable to obtain other credit support acceptable to MLB, beginning May 15, 2008, MLB may have the right to require the surety to fund a $120.0 million escrow deposit. There can be no assurance that we will not have to reimburse the surety or otherwise deposit funds and incur additional indebtedness to meet the escrow deposit or credit support requirements, or that we will be able to do so in a timely fashion or at all, which would have a material adverse effect on our financial position.

•

Satellite Contracts—We successfully launched our fourth satellite (“XM-4”) into geosynchronous transfer orbit on October 30, 2006 and handover of the satellite occurred in December 2006. In February 2007, we entered into a sale leaseback transaction for the transponders on XM-4. Under our existing satellite construction and launch contracts, remaining costs for the construction and launch of our fifth satellite (“XM-5”) are expected to be $25.6 million during the remaining nine months of 2008 and $31.2 million in 2009. These costs exclude launch insurance and in-orbit performance incentives. Our contractual agreements for our satellites are more fully described in Note 11 of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. of this Form 10-Q under the heading “Satellite System”.

•

Programming and Marketing Agreements—We have entered into certain programming and marketing agreements that broaden our content offering and increase brand awareness. Under the terms of these agreements, we are obligated to make payments that total $78.0 million in the remaining nine months of 2008, $73.0 million in 2009, $59.9 million in 2010, $55.6 million in 2011, $50.9 million in 2012 and $42.0 million in 2013 and beyond. These payments include fixed payments, advertising commitments and revenue sharing arrangements.

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

In April 2006, we amended the distribution agreement pursuant to which we made a prepayment in May 2006 in the amount of $237.0 million to GM to retire at a discount $320.3 million of the remaining fixed payment obligations that would have come due in 2007, 2008 and 2009. The April 2006 amendments eliminated our ability to make up to $35.0 million of subscriber acquisition payments in shares of our Class A common stock. As of March 31, 2008, we had $26.0 million of current related party prepaid expense and $117.1 million of non-current related party prepaid expense in connection with the guaranteed fixed payments, as the result of the $237.0 million prepayment in May 2006. In February 2008, we entered into an amended and restated agreement with GM that folds together the previously separate distribution and credit agreements with GM. The amended and restated agreement’s terms remain substantially similar to those of the previously separate agreements, except for the establishment of a new minimum pre-marketing cash flow threshold for 2008 that we will need to meet in order to make draws under the GM credit facility in 2009.

In order to encourage the broad installation of XM radios in GM vehicles, we have agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to our service. We must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than eight million GM vehicles with installed XM radios (at which point the percentage remains constant). Revenue share expense is recognized as the related subscription revenue is earned. As of March 31, 2008, we had $58.6 million of current related party prepaid expense and $15.0 million of non-current related party prepaid expense in connection with this revenue sharing arrangement. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which we must reimburse GM. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius’ radio service. The agreement is subject to renegotiation at two-year intervals, beginning in November 2005, if GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving our service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years are the lesser of 600,000 units per year or amounts proportionate to target market shares in the satellite digital radio service industry. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, by November 2009 and at two-year intervals thereafter, we fail to achieve and maintain specified minimum market share levels in the satellite digital radio service industry. We believe we were exceeding the minimum levels at December 31, 2007. For the three months ended March 31, 2008 and 2007, we incurred total costs of $82.5 million and $61.3 million, respectively, under the distribution agreement.

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

The estimated fair value of our long-term debt is determined by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers or quoted market prices at the reporting date for the traded debt securities. As of March 31, 2008, the carrying value of our long-term debt was $1,675.8 million, compared to an estimated fair value of $1,687.9 million. The estimated fair value of our long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

Interest Rate Risk—As of March 31, 2008, we had $1,675.8 million of total debt, of which $1,475.8 million was fixed-rate debt and $200.0 million was variable-rate debt. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. An increase of 100 basis points in the interest rate applicable to the $200.0 million of variable-rate debt as of March 31, 2008 would result in an increase of $2.0 million in our annual interest expense. We believe that our exposure to interest rate risk is not material to our results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. During the three months ended March 31, 2008, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation and Arbitration

Copyright Royalty Board Arbitration—In December 2007, the Copyright Royalty Board (“CRB”) issued its determination and order setting the royalty rate payable by XM under the statutory license covering the performance of sound recordings over the XM system for the six-year period starting in January 1, 2007 and ending December 31, 2012. Under the terms of the CRB Satellite Radio Services decision, XM will pay a performance license rate of 6.0% of those gross revenues subject to the fees for 2007 and 2008, 6.5% for 2009, 7.0% for 2010, 7.5% for 2011 and 8.0% for 2012. The revenue that is subject to royalty fees includes subscription revenue from our subscribers and advertising revenues from channels other than those that use only incidental performances of music. Other exclusions and deductions from revenue subject to the statutory license fee include but are not limited to revenue from channels, programming and products or other services offered for a separate charge where such channels use only incidental performances of sound recordings, revenue from equipment sales, revenue from current and future data services, fulfillment service fees and bad debt expense. On February 25, 2008, SoundExchange, the organization that collects and distributes sound recording royalties on behalf of its members, filed a petition for review in the U.S. District Court for the District of Columbia Circuit.

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

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc.—Plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on January 10, 2006 on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that we engaged in a deceptive trade practice under Arkansas and other state laws by representing that our music channels are commercial-free. We have filed an answer to the complaint and instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in our customer service agreement. We believe the matter is without merit and intend to vigorously defend the ongoing arbitration. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to our business, consolidated results of operations or financial position.

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

FCC Repeater Network Matter—In October 2006, we filed for both a 30-day Special Temporary Authority (“STA”) and a 180-day STA with respect to our terrestrial repeater network, seeking authority to continue to operate our entire repeater network despite the fact that the technical characteristics of certain repeaters, as built, differ from the technical characteristics in the original STAs granted for our repeater network. These differences include some repeaters not being built in the exact locations, or with the same antenna heights, power levels, or antenna characteristics than set forth in the earlier STAs. Prior to making these filings, we reduced the power or discontinued operation of certain repeaters. As a result, we believe that service quality in portions of the affected metro areas has been somewhat reduced, including in terms of more frequent interruptions and/or occasional outages to the service. There has been no impact on the satellite signal. We continue to communicate with the staff of the FCC regarding these matters. In February 2007, we received a letter of inquiry from the FCC relating to these matters, to which we have responded. This proceeding may result in the imposition of financial penalties against us or adverse changes to our repeater network resulting from having repeaters turned off or otherwise modified in a manner that would reduce service quality in the affected areas.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following purchases of the Company’s Class A common stock were completed during the three months ended March 31, 2008:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – Janurary 31, 2008	—	$—	—	—
February 1, 2008 – February 29, 2008	—	$—	—	—
March 1, 2008 – March 31, 2008	190,781	$12.44	—	—

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under the Company’s 1998 Shares Award Plan.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1**	Second Amendment and Waiver, dated as of February 1, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to XM’s Current Report on Form 8-K filed February 7, 2008).

10.2*	Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, by and among General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.3	Amendment No. 2 to Employment Agreement, dated as of February 27, 2008, between Gary Parsons and XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2007).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

^	Incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-83619.
*	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.
**	Confidential treatment has been requested with respect to portions of this Exhibit that have been omitted by redacting a portion of the text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XM SATELLITE RADIO HOLDINGS INC.
(Registrant)

Date: May 12, 2008	/s/ NATHANIEL A. DAVIS
Nathaniel A. Davis
President and Chief Executive Officer
(principal executive officer)

Date: May 12, 2008	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

XM SATELLITE RADIO INC.
(Registrant)

Date: May 12, 2008	/s/ NATHANIEL A. DAVIS
Nathaniel A. Davis
President and Chief Executive Officer
(principal executive officer)

Date: May 12, 2008	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)