Form 10-Q
period 2008-09-30
XM SATELLITE RADIO HOLDINGS INC; XM SATELLITE RADIO INC
filed 2008-11-12
CIK 1091530, 1116317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

XM Satellite Radio Holdings Inc.	Large Accelerated Filer ☒	Accelerated Filer ☐
	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

XM Satellite Radio Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐
	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of November 10, 2008)
XM SATELLITE RADIO HOLDINGS INC. COMMON STOCK, $0.01 PAR VALUE (all shares are issued to SIRIUS XM Radio Inc.)	100 SHARES

XM SATELLITE RADIO INC. COMMON STOCK, $0.10 PAR VALUE (all shares are issued to XM Satellite Radio Holdings Inc.)	125 SHARES

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Statements of Operations for the period August 1, 2008 through September 30, 2008 (“Successor Entity”), the period July 1, 2008 through July 31, 2008 (“Predecessor Entity”), January 1, 2008 through July 31, 2008 (“Predecessor Entity”), and three and nine months ended September 30, 2007 (“Predecessor Entity”)	3
	Condensed Consolidated Balance Sheets as of September 30, 2008 (“Successor Entity”) (Unaudited) and December 31, 2007 (“Predecessor Entity”)	7
	Unaudited Condensed Consolidated Statements of Cash Flows for the period August 1, 2008 through September 30, 2008 (“Successor Entity”), the period January 1, 2008 through July 31, 2008 (“Predecessor Entity”) and nine months ended September 30, 2007 (“Predecessor Entity”)	9
	Notes to Unaudited Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	71
Item 4.	Controls and Procedures	72

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	73
Item 1A.	Risk Factors	74
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 3.	Defaults upon Senior Securities	76
Item 4.	Submission of Matters to a Vote of Security Holders	76
Item 5.	Other Information	76
Item 6.	Exhibits	77
	Signatures	80

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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor Entity	Predecessor Entity
(in thousands, except per share data)	August 1, 2008 Through September 30, 2008	July 1, 2008 Through July 31, 2008	Three months ended September 30, 2007
Revenue:
Subscriber revenue, including effects of rebates	$181,153	$94,800	$261,699
Advertising revenue, net of agency fees	5,165	3,193	10,716
Equipment revenue	3,351	1,585	4,310
Other revenue	5,934	5,126	10,731

Total revenue	195,603	104,704	287,456
Operating expenses (depreciation and amortization shown separately below)(1):
Cost of services:
Satellite and transmission	12,458	6,644	19,947
Programming and content	18,046	15,991	46,825
Revenue share and royalties	38,539	24,198	52,416
Customer service and billing	23,819	12,249	31,396
Cost of equipment	5,020	2,406	9,585
Sales and marketing	28,951	17,268	67,937
Subscriber acquisition costs	27,482	33,366	61,658
General and administrative	19,215	33,209	56,016
Engineering, design and development	5,191	2,611	8,343
Impairment of goodwill	5,026,838	—	—
Depreciation and amortization	34,620	10,828	46,402

Total operating expenses	5,240,179	158,770	400,525

Loss from operations	(5,044,576)	(54,066)	(113,069)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

	Successor Entity	Predecessor Entity
(in thousands, except per share data)	August 1, 2008 Through September 30, 2008	July 1, 2008 Through July 31, 2008	Three months ended September 30, 2007
Other income (expense):
Interest and investment income	3,963	594	3,495
Interest expense, net of amounts capitalized	(47,798)	(14,130)	(27,757)
Gain (loss) on change in value of embedded derivative	242,223	—	—
Loss from impairment of investments	—	(2,625)	(481)
Equity in net loss of equity method investment	(3,089)	(1,835)	(4,546)
Other (expense) income	(4,074)	(1,048)	(2,915)

Total other income (expense)	191,225	(19,044)	(32,204)

Loss before income taxes	(4,853,351)	(73,110)	(145,273)
Income tax expense	(672)	(508)	(105)

Net loss	$(4,854,023)	$(73,618)	$(145,378)

(1)Amounts related to share-based payment expense included in operating expenses were as follows:
Satellite and transmission	$570	$305	$1,390
Programming and content	961	586	2,458
Customer service and billing	332	228	726
Sales and marketing	1,038	770	3,360
General and administrative	2,000	1,634	9,849
Engineering, design and development	710	510	2,204

Total share-based payment expense	$5,611	$4,033	$19,987

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

	Successor Entity	Predecessor Entity
(in thousands, except per share data)	August 1, 2008 Through September 30, 2008	January 1, 2008 Through July 31, 2008	Nine months ended September 30, 2007
Revenue:
Subscriber revenue, including effects of rebates	$181,153	$664,850	$753,382
Advertising revenue, net of agency fees	5,165	22,743	28,347
Equipment revenue	3,351	13,397	15,265
Other revenue	5,934	30,204	31,849

Total revenue	195,603	731,194	828,843
Operating expenses (excludes depreciation and amortization shown separately below)(1):
Cost of services:
Satellite and transmission	12,458	46,566	60,732
Programming and content	18,046	117,156	132,603
Revenue share and royalties	38,539	166,606	149,565
Customer service and billing	23,819	82,947	90,073
Cost of equipment	5,020	20,013	40,555
Sales and marketing	28,951	126,054	186,237
Subscriber acquisition costs	27,482	174,083	169,115
General and administrative	19,215	116,444	145,468
Engineering, design and development	5,191	23,045	23,812
Impairment of goodwill	5,026,838	—	—
Depreciation and amortization	34,620	88,749	139,789

Total operating expenses	5,240,179	961,663	1,137,949

Loss from operations	(5,044,576)	(230,469)	(309,106)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

	Successor Entity	Predecessor Entity
(in thousands, except per share data)	August 1, 2008 Through September 30, 2008	January 1, 2008 Through July 31, 2008	Nine months ended September 30, 2007
Other income (expense):
Interest and investment income	3,963	3,013	11,277
Interest expense, net of amounts capitalized	(47,798)	(73,937)	(87,789)
Gain (loss) on change in value of embedded derivative	242,223	—	—
Loss from redemption of debt	—	—	(2,965)
Loss from impairment of investments	—	(2,625)	(36,305)
Equity in net loss of equity method investment	(3,089)	(10,385)	(12,723)
Other (expense) income	(4,074)	(6,543)	(7,022)

Total other income (expense)	191,225	(90,477)	(135,527)

Loss before income taxes	(4,853,351)	(320,946)	(444,633)
Income tax expense	(672)	(1,512)	1,070

Net loss	$(4,854,023)	$(322,458)	$(443,563)

(1)Amounts related to share-based payment expense included in operating expenses were as follows:
Satellite and transmission	$570	$2,745	$3,606
Programming and content	961	4,949	6,685
Customer service and billing	332	1,869	1,663
Sales and marketing	1,038	7,047	8,143
General and administrative	2,000	13,200	22,455
Engineering, design and development	710	4,675	5,646

Total share-based payment expense	$5,611	$34,485	$48,198

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor Entity	Predecessor Entity
	September 30, 2008	December 31, 2007
(in thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$215,348	$156,686
Accounts receivable, net of allowance for doubtful accounts of $7,126 and $5,870, respectively	49,017	63,617
Inventory, net	5,556	11,321
Prepaid expenses	50,237	48,655
Related party current assets	109,734	98,638
Other current assets	7,618	7,421

Total current assets	437,510	386,338
Property and equipment, net	891,004	861,512
FCC license	2,000,000	141,412
Restricted investments, net of current portion	120,250	—
Deferred financing fees, net	32,105	34,590
Intangible assets, net	694,212	3,379
Goodwill	1,599,666	—
Related party long-term assets, net of current portion	129,351	141,140
Other long-term assets	52,928	40,859

Total assets	$5,957,026	$1,609,230

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$503,605	$271,124
Accrued interest	36,388	16,827
Deferred revenue	340,185	426,276
Current maturities of long-term debt	359,176	9,153
Related party current liabilities	75,618	65,746

Total current liabilities	1,314,972	789,126
Long-term debt, net of current portion	1,507,004	1,480,639
Deferred revenue, net of current portion	176,930	223,453
Deferred credit on executory contracts	1,091,599	—
Other long-term liabilities	880,734	40,569

Total liabilities	4,971,239	2,533,787

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

	Successor Entity	Predecessor Entity
	September 30, 2008	December 31, 2007
(in thousands, except share and per share data)	(Unaudited)
Commitments and contingencies (Note 13)
Minority interest	—	59,746
Stockholders’ equity (deficit):
Common stock, par value $0.01; 1,000 shares authorized; 100 shares issued and outstanding (Successor Entity)	—	—
Series A convertible preferred stock, par value $0.01 (liquidation preference of $51,370); 15,000,000 shares authorized; 5,393,252 shares issued and outstanding (Predecessor Entity)	—	54
Class A common stock, par value $0.01; 600,000,000 shares authorized; 316,684,482 shares issued and outstanding (Predecessor Entity)	—	3,167
Accumulated other comprehensive (loss) income, net of tax	(765)	8,966
Additional paid-in capital	5,840,575	3,184,367
Accumulated deficit	(4,854,023)	(4,180,857)

Total stockholders’ equity (deficit)	985,787	(984,303)

Total liabilities and stockholders’ equity (deficit)	$5,957,026	$1,609,230

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Entity	Predecessor Entity
(in thousands)	August 1, 2008 Through September 30, 2008	January 1, 2008 Through July 31, 2008	Nine months ended September 30, 2007
Cash flows from operating activities:
Net loss	$(4,854,023)	$(322,458)	$(443,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,620	88,749	139,789
Impairment of goodwill	5,026,838	—	—
Non-cash interest expense	10,023	7,023	7,380
Provision for doubtful accounts	3,028	8,523	10,054
Amortization of deferred income related to equity method investment	(471)	(5,829)	(7,495)
Loss on impairment of investments	—	2,625	36,305
Loss from redemption of debt	—	—	2,965
Equity in net loss of equity method investment	3,089	10,385	12,723
Share-based payment expense	5,611	34,485	48,198
Gain on embedded derivative	(242,223)	—	—
Deferred income taxes	672	1,512	(1,070)
Minority interest	1,588	7,443	8,265
Other	56	(31)	(39)
Changes in operating assets and liabilities:
Accounts receivable	(6,044)	7,597	10,195
Inventory	(206)	5,558	46
Related party assets	(1,357)	2,050	6,936
Prepaid expenses and other current assets	(11,945)	(20,599)	(16,283)
Restricted investments	—	(120,000)	—
Other long-term assets	29,590	378	(3,527)
Accounts payable and accrued expenses	3,303	(30,477)	3,655
Accrued interest	7,003	12,558	21,023
Deferred revenue	17,783	47,599	50,455
Related party liabilities	3,315	6,557	17,206
Other liabilities and deferred credits on executory contracts	(24,647)	5,266	913

Net cash provided by (used in) operating activities	5,603	(251,086)	(95,869)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Successor Entity	Predecessor Entity
(in thousands)	August 1, 2008 Through September 30, 2008	January 1, 2008 Through July 31, 2008	Nine months ended September 30, 2007
Cash flows from investing activities:
Additions to property and equipment	(7,893)	(30,843)	(121,761)
Purchases of restricted and other investments	—	(34,825)	—
Sale of restricted and other investments	25,400	—	1,901

Net cash provided by (used in) investing activities	17,507	(65,668)	(119,860)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	964	4,389
Long term borrowings, net of related costs	533,941	1,023,190	284,238
Payment of premiums on redemption of debt	(18,693)	—	(2,965)
Payments to minority interest holder	(61,880)	(6,897)	(5,209)
Repayment of long term borrowings	(1,080,553)	(35,210)	(50,128)
Other	(98)	(2,458)	(1,625)

Net cash (used in) provided by financing activities	(627,283)	979,589	228,700

Net (decrease) increase in cash and cash equivalents	(604,173)	662,835	12,971
Cash and cash equivalents at beginning of period	819,521	156,686	218,216

Cash and cash equivalents at end of period	$215,348	$819,521	$231,187

Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$37,704	$54,626	$59,602
Income taxes	—	—	—
Non-cash investing and financing activities:
Property acquired through capital leases	—	4,465	4,854

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, unless otherwise stated)

(1) Business

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

On July 28, 2008, Vernon Merger Corporation, a wholly owned subsidiary of Sirius Satellite Radio Inc. (“SIRIUS”), merged with and into Holdings (the “Merger”), and as a result Holdings is now a wholly owned subsidiary of SIRIUS. The Merger was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 19, 2007, entered into by and among SIRIUS, XM and Vernon Merger Corporation. On August 5, 2008, SIRIUS changed its name from Sirius Satellite Radio Inc. to Sirius XM Radio Inc. The accounting for the Merger has been “pushed-down” to the accompanying condensed consolidated financial statements.

We are a satellite radio provider in the United States. We broadcast music, sports, news, talk, entertainment, traffic and weather for a monthly subscription fee.

We broadcast through a proprietary satellite radio system, which currently consist of four satellites, over 800 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers receive XM service through radios, which are sold by automakers, consumer electronics retailers, mobile audio dealers and through our website. Subscribers can also receive music channels and certain other channels over the internet. As of September 30, 2008, we had 9,896,072 subscribers.

As of September 30, 2008 (except as noted), the principal differences between the financial conditions of Holdings and Inc. were:

•	the ownership by Holdings of the corporate headquarters and data center buildings since August 2001 and September 2005, respectively, and the lease of these buildings to Inc.;

•	XM-1, XM-2, and the transponders of XM-3 and XM-4 are owned by Inc.; and XM-5 and the bus portions of XM-3 and XM-4 are owned by Holdings;

•	the presence at Holdings of additional indebtedness, primarily the 10% Convertible Senior Notes due 2009, not guaranteed by Inc.;

•	the investments by Holdings in XM Canada (including related revenue and deferred income) and WorldSpace, Inc.; and

•	the existence of cash balances at Holdings.

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

•	less interest expense, principally related to the additional indebtedness at Holdings;

•	less revenue associated with the amortization of deferred income and equity in losses from Holdings’ investment in XM Canada;

•	no gains or losses on Holdings’ investments in Canadian Satellite Radio or WorldSpace, Inc.; and

•	less interest income because of additional cash balances at Holdings.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

(2) Principles of Consolidation and Basis of Presentation

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of XM Satellite Radio Holdings Inc. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles, the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We consolidate relationships with variable interest entities, as defined by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51, in which we are the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

Basis of Presentation

In presenting unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated financial statements as of September 30, 2008, the successor period of August 1, 2008 through September 30, 2008 and the predecessor periods of July 1, 2008 through July 31, 2008, January 1, 2008 through July 31, 2008 and three and nine months ended September 30, 2007 have been recorded.

XM Satellite Radio Holdings Inc., and its subsidiaries and its businesses operate as an unrestricted subsidiary to SIRIUS under its existing indebtedness. As an unrestricted subsidiary, transactions between the companies are required to comply with various contractual restrictions in our existing debt instruments. As a result of the Merger, certain of our accounting policies were changed to conform with SIRIUS’ current accounting policies. These changes have not had, and are not expected to have, a significant impact on our consolidated financial statements. See Note 4, “Acquisition”.

Although the effective date of the Merger was July 28, 2008, due to the immateriality of the results of operations for the period between July 28 and July 31, 2008, we have accounted for the Merger as if it had occurred on July 31, 2008 and “pushed-down” the recorded accounting adjustments to reflect the acquisition of XM at fair value of its assets acquired and liabilities assumed. Accordingly, our financial position and results of operations may not be comparable between the accompanying Successor and Predecessor periods.

Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008, as amended by Amendment No. 1 on Form 10-K/A, filed with the SEC on April 29, 2008, SIRIUS’ Annual Report on Form 10-K for the year ended December 31, 2007 and SIRIUS’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.

(3) Summary of Significant Accounting Policies

Revenue Recognition

We derive revenue primarily from subscribers, advertising, direct sales of merchandise and royalties. Revenue from subscribers consists of subscription fees; non-refundable activation fees; and the effects of rebates. Revenue is recognized as it is realized or realizable and earned.

We recognize subscription fees as service is provided to the subscriber. Prepaid subscription fees are recorded as deferred revenue and amortized to revenue ratably over the term of the applicable subscription plan.

At the time of sale, vehicle owners purchasing or leasing a vehicle with a subscription to our service typically receive between a three-month and one-year prepaid subscription. Prepaid subscription fees received from automakers are recorded as deferred revenue and

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

amortized to revenue ratably over the service period, upon activation and sale to a customer. We reimburse automakers for certain costs associated with the satellite radio installed in the applicable vehicle at the time the vehicle is manufactured. The associated payments to the automakers are included in subscriber acquisition costs. Although we receive payments from the automakers, they do not resell our service; rather, automakers facilitate the sale of the service to our customers, acting similar to an agent. In the opinion of management, this is the appropriate characterization of our relationship since we are responsible for providing the service to the customers including being obligated to the customer in the case of an interruption of service.

Activation fees are recognized ratably over the estimated term of a subscriber relationship, currently estimated to be approximately 3.5 years. The estimated term of a subscriber relationship is based on market research and management’s judgment and, if necessary, will be revised in the future.

As required by Emerging Issues Task Force (“EITF”) No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), an estimate of rebates that are paid by us to subscribers is recorded as a reduction to revenue. For certain rebate promotions, a subscriber must remain active for a specified period of time to be considered eligible, the estimate is recorded as a reduction to revenue over the required activation period.

We recognize revenue from the sale of advertising as the advertising is broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of Advertising revenue. We pay certain third parties a percentage of Advertising revenue. Advertising revenue is recorded gross of such revenue share payments in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, as we are the primary obligor in the transaction. Advertising revenue share payments are recorded to Revenue share and royalties during the period in which the advertising is broadcast.

Equipment revenue from the direct sale of satellite radios and accessories is recognized upon shipment, net of discounts and rebates. Shipping and handling costs billed to customers are recorded as revenue. Shipping and handling costs associated with shipping goods to customers are recorded to Cost of equipment.

EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, provides guidance on how and when to recognize revenues for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. For bundled product and service promotions we allocate the revenue to subscription and equipment revenue based on their relative fair values.

Stock-Based Compensation

We account for equity instruments granted to employees in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires all share-based compensation payments to be recognized in the financial statements based on their fair value. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. We use the Black-Scholes option-pricing model to value stock option awards and have elected to treat awards with graded vesting as a single award.

Fair value determined using Black-Scholes varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. We estimate the fair value of awards granted using the implied volatility of actively traded options on SIRIUS common stock (Successor periods) and on XM’s common stock (Predecessor periods). The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist contractual terms are used. The risk-free interest rate represents the daily treasury yield curve rate at the reporting date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

The fair value of equity instruments granted to non-employees is measured in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The final measurement date of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Stock-based awards granted to employees, non-employees and members of our Predecessor board of directors generally include warrants, stock options, restricted stock and restricted stock units. The stock-based compensation cost recognized includes compensation cost for all stock-based awards granted to employees and members of our Predecessor board of directors (i) prior to, but not vested as of, January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Upon completion of the Merger, all outstanding vested and unvested options and warrants to purchase XM common stock outstanding under XM Benefit Plans were converted into options and warrants to purchase shares of SIRIUS common stock at the same ratio of exchange of XM for SIRIUS common stock in the Merger. Additionally, unvested restricted stock awards outstanding under XM Benefit Plans at the time of the Merger were converted into unvested restricted stock awards of SIRIUS common stock at the same exchange ratio. SIRIUS will satisfy awards and options granted under these plans through the issuance of new shares; see Note 11, “Benefit Plans.”

Subscriber Acquisition Costs

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a satellite radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios; commissions paid to retailers and automakers as incentives to purchase, install and activate radios; product warranty obligations; and provisions for inventory allowance. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of radios and revenue share payments to automakers and retailers of radios.

Subsidies paid to radio manufacturers and automakers are expensed upon shipment or installation. Commissions paid to retailers and automakers are expensed either upon activation or sale of radios.

Research & Development Costs

Research and development costs are expensed as incurred and primarily include the cost of new product development, chip set design, software development and engineering. For the periods July 1, 2008 through July 31, 2008, January 1, 2008 through July 31, 2008, August 1, 2008 through September 30, 2008 and the three and nine months ended September 30, 2007, we recorded research and development costs of $2,611, $23,045, $5,191, $8,343 and $23,812, respectively. These costs are reflected in Engineering, design and development expense in our unaudited condensed consolidated statements of operations.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, and FIN No. 48, Accounting for Uncertainty in Income Taxes. Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary based on the weight of available evidence, if it is considered more likely than not that all or some portion of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities. Subsequent to the Merger, XM files its income tax returns as a part of the SIRIUS consolidated group; however, provisions for income taxes are recorded by XM as if we file separately.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

Inventory

Inventory consists of finished goods, refurbished goods and other raw material components used in manufacturing radios. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. We record an estimated allowance for inventory that is considered slow moving and obsolete or whose carrying value is in excess of net realizable value.

Investments

Marketable Securities—We account for investments in marketable securities in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable securities consist of certificates of deposit, auction rate certificates and investments in debt and equity securities of other entities. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. Marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair market value. Unrealized gains and losses are included in Accumulated other comprehensive (loss) income, net of tax, as a separate component of Stockholders’ equity (deficit). Realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase, are included in Interest and investment income. The specific-identification method is used to determine the cost of all securities and the basis by which amounts are reclassified from Accumulated other comprehensive (loss) income into earnings.

Restricted Investments—We have certificates of deposit, money market funds and interest bearing accounts which are restricted as to their withdrawal. See Note 9, “Investments”.

Equity Method Investments—Investments in which we have the ability to exercise significant influence but not control are accounted for using the equity method. We recognize our share of net earnings or losses of the affiliate in Other income (expense) in our unaudited condensed consolidated statements of operations. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investments and their estimated fair values is recognized as an impairment when the loss in value is deemed other than temporary.

Cost Method Investments—Investments in equity securities that do not have readily determinable fair values and in which we do not have a controlling interest or are unable to exert significant influence are recorded at cost.

We adopted the provisions of SFAS No. 157, Fair Value Measurements, on January 1, 2008 as it applies to financial assets and liabilities. SFAS No. 157 establishes a fair value hierarchy for input into valuation techniques as follows: i) Level 1 input—quoted prices in active markets for identical instrument; ii) Level 2 input—observable market data for same or similar instrument but not Level 1; and iii) Level 3 input—unobservable inputs developed using the best information available. We use Level 3 inputs to fair value our investments in auction rate certificates issued by student loan trusts and 8% convertible unsecured subordinated debentures issued by XM Canada. See Note 9, Investments.

Investments are periodically reviewed for impairment and a write down is recorded whenever declines in fair value below carrying value are determined to be other than temporary. In making this determination, we consider, among other factors, the severity and duration of the decrease as well as the likelihood of a recovery within a reasonable timeframe.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives:

Satellite system	2 – 16 years
Terrestrial repeater network	3 – 15 years
Broadcast studio equipment	3 – 15 years
Capitalized software and hardware	3 – 7 years
Satellite telemetry, tracking and control facilities	3, 4, 11 or 15 years
Furniture, fixtures, equipment and other	2 – 7 years
Building and improvements	14 – 47 years
Leasehold improvements	2 – 15 years

We operate four in-orbit satellites in our XM system, two of which function as in-orbit spares. The two in-orbit spare satellites were launched in 2001 while the other two satellites were launched one in each of 2005 and 2006. We have an agreement with Space Systems/Loral to construct one additional satellite.

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

Goodwill and Other Intangible Assets

Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed in the Merger. We will perform an impairment test at least annually or more frequently if indicators of impairment exist. We are required to perform a two-step impairment test of goodwill under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The fair value of the entity is compared to its carrying value and if the fair value exceeds its carrying value then goodwill is not impaired. If the carrying value exceeds the fair value then we will compare the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss will be recorded by the amount the carrying value exceeds the implied fair value.

Other intangible assets with indefinite lives are tested for impairment at least annually or more frequently if indicators of impairment exist under the provisions of SFAS No. 142.

Other intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Reclassifications

Certain amounts in our Predecessor unaudited condensed consolidated financial statements have been reclassified to conform to the Successor presentation.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

Allocations

SIRIUS XM allocates its overhead to the Company based on the estimated costs incurred by SIRIUS XM that pertain to the Company. The impact of cost allocation from SIRIUS XM during the period August 1 through September 30, 2008 has been determined to be immaterial.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2, delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year end entities. We adopted the provisions of SFAS No. 157 on January 1, 2008, except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2. The partial adoption had no significant impact on our consolidated results of operations or financial position. We have not determined the impact, if any, that the adoption of SFAS No. 157, as it relates to nonfinancial assets and liabilities, will have on our consolidated results of operations or financial position.

In November 2007, the FASB issued SFAS No. 141R, Business Combinations, which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their face value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinds EITF No. 93-07, Uncertainties Related to Income Taxes in a Purchase Business Combination. Under EITF No. 93-07 the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax provisions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. The guidance in SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. SFAS No. 141R does not impact the accounting for the Merger.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An amendment of FASB Statement No. 133, which requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption permitted. We will adopt this Statement effective January 1, 2009. We do not expect the adoption of SFAS No. 161 to have any impact on our consolidated results of operations or financial position.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Agreements, which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements. This EITF is effective for the first annual or interim reporting period beginning after December 15, 2008, and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We will adopt EITF No. 07-1 effective January 1, 2009. We are currently evaluating the impact, if any, that the adoption of EITF No. 07-1 will have on our consolidated results of operations and financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. We will adopt FSP No. FAS 142-3 effective January 1, 2009. We are currently evaluating the impact, if any, that the adoption of FSP No. FAS 142-3 will have on our consolidated results of operations and financial position.

(4) Acquisition

On July 28, 2008, Vernon Merger Corporation, a wholly-owned subsidiary of SIRIUS, merged with and into XM Satellite Radio Holdings Inc. As a result, we became a wholly-owned subsidiary of SIRIUS. The Merger was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 19, 2007, entered into by SIRIUS, XM and Vernon Merger Corporation.

The effective date of the Merger was July 28, 2008; however, due to the immateriality of the results of operations for the period July 28, 2008 through July 31, 2008, we have accounted for the Merger as if it had occurred on July 31, 2008.

The Merger has been accounted for under the purchase method of accounting pursuant to the provisions of SFAS No. 141, Business Combinations. The application of purchase accounting under SFAS No. 141 resulted in the transaction being valued at $5,836,363, due predominantly to the average closing price of $3.79 of SIRIUS common stock on The NASDAQ Global Select Market for the two days prior to, including, and two days subsequent to the public announcement of the Merger on February 19, 2007.

On that basis, the table below shows the value of the consideration paid in connection with the Merger:

Total
Fair value of common stock issued to XM Holdings stockholders	$5,460,853
Fair value of preferred stock issued to XM Holdings stockholders	47,095
Fair value of converted stock options	94,616
Fair value of restricted stock issued to XM Holdings stockholders	66,628
Fair value of converted warrants	115,784
Acquisition costs	51,387

Total	$5,836,363

SFAS No. 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with any excess recorded as goodwill. We have preliminarily allocated the purchase price based on current estimates of the fair values of assets acquired and liabilities assumed in connection with the Merger.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

The table below summarizes the preliminary estimates of fair value of the XM assets acquired, liabilities assumed and related deferred income taxes as of the acquisition date. These preliminary estimates will be revised in future periods and the revisions may materially affect the presentation of our consolidated financial results. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill. You should not place undue reliance on the preliminary analysis of XM’s tangible and intangible assets and liabilities set forth below.

Preliminary July 31, 2008
(unaudited)
Acquired assets:
Current assets	1,078,148
Property and equipment	905,319
Non-amortizable intangible assets	2,250,000
Amortizable intangible assets	453,444
Goodwill	6,626,504
Other assets	329,948

Total assets	$11,643,363

Assumed liabilities:
Total current liabilities	776,448
Total debt	2,576,512
Deferred income taxes	849,148
Deferred credit on executory contracts	1,373,000
Other liabilities	231,892

Total liabilities	$5,807,000

Consideration paid	$5,836,363

In connection with the Merger, we recorded a preliminary estimate of goodwill in the amount of $6,626,504. During the three and nine months ended September 30, 2008, we recorded a $5,026,838 impairment loss related to this goodwill; see Note 5 “Goodwill Impairment”.

In connection with the Merger, $2,250,000 of the purchase price was allocated to certain indefinite lived intangible assets of XM, including $2,000,000 associated with XM’s FCC license and $250,000 associated with trade names. During the three and nine months ended September 30, 2008, no impairment loss was recorded for intangible assets with indefinite lives.

In connection with the Merger, $453,444 of the purchase price was allocated to certain intangible assets of XM which are subject to amortization on a straight line basis. Acquired definite lived intangible assets include $360,000 associated with subscriber relationships (9-year useful life), $16,444 associated with proprietary software (6-year weighted average useful life), and $2,000 associated with developed technology (10-year useful life). During the three and nine months ended September 30, 2008, we recorded amortization expense of $9,232.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

As of September 30, 2008, we recorded $61,513 of costs recognized under EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, as liabilities assumed in the Merger. These costs are primarily associated with XM employee bonuses earned and severance benefits for involuntary separations.

Future amortization expense for intangible assets as of September 30, 2008 is as follows:

As of September 30, 2008
2008	13,848
2009	54,491
2010	52,759
2011	51,956
2012	51,286
Thereafter	219,872

Total	444,212

(5) Goodwill Impairment

We recorded a preliminary estimate of goodwill in the amount of $6,626,504 in connection with the Merger. Pursuant to the provisions of SFAS No. 141, we have made allocations of fair value to acquired assets and assumed liabilities. These allocations are preliminary and we may update them prior to July 28, 2009, the first anniversary of the Merger.

SFAS No. 142 requires that we assess goodwill for impairment at least annually or more frequently if indicators of impairment exist. Subsequent to the Merger, the price of SIRIUS common stock has declined significantly from February 19, 2007, the measurement date for valuation of the Merger, indicating a potential impairment . Under SFAS No. 142, the fair value of the entity is compared to its carrying value and, if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value then the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss is recorded reflecting the amount by which the carrying value exceeds the implied fair value. Our impairment analysis indicated that the carrying value of goodwill exceeded the implied fair value of goodwill, resulting in an impairment charge of $5,026,838. To the extent there are significant changes in the recorded amount of goodwill as a result of the final allocations of fair value to the acquired assets and assumed liabilities, there may be significant adjustments to this estimate of impairment loss.

(6) Subscriber Revenue

Subscriber revenue consists of subscription fees, non-refundable activation fees and the effects of rebates. Revenues received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle are also included in subscriber revenue over the service period upon activation and sale to the customer.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

Subscriber revenue consists of the following:

	Successor Entity	Predecessor Entity
	August 1, 2008 Through September 30, 2008	July 1, 2008 Through July 31, 2008	Three months ended September 30, 2007	January 1, 2008 Through July 31, 2008	Nine months ended September 30, 2007
Subscription fees	$181,264	$93,190	$257,014	$653,755	$740,984
Activation fees	48	1,667	4,929	11,855	14,348
Effect of rebates	(159)	(57)	(244)	(760)	(1,950)

Total subscriber revenue	$181,153	$94,800	$261,699	$664,850	$753,382

(7) Interest Costs

We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. The following is a summary of our interest costs:

	Successor Entity	Predecessor Entity
	August 1, 2008 Through September 30, 2008	July 1, 2008 Through July 31, 2008	Three months ended September 30, 2007	January 1, 2008 Through July 31, 2008	Nine months ended September 30, 2007
Interest costs charged to expense	$47,798	$14,130	$27,757	$73,937	$87,789
Interest costs capitalized	3,927	1,009	2,691	6,852	4,127

Total interest costs incurred	$51,725	$15,139	$30,448	$80,789	$91,916

(8) Related Party Transactions

In 2005, we entered into a number of agreements with XM Canada that provide XM Canada with the right to offer XM satellite radio service in Canada in return for XM receiving consideration described below, and a 23.33% equity ownership in shares of XM Canada. The agreements have an initial term of ten years and XM Canada has the unilateral option to extend the term of the agreements for an additional five years at no additional cost beyond the current financial arrangements. XM Canada has expressed its intent to exercise this option at the end of the initial term of the agreements. We have the right to receive a 15% royalty fee for all subscriber fees earned by XM Canada each month for its basic service and a nominal activation fee for each gross activation of an XM Canada subscriber on our system. XM Canada is obligated to pay us a total of $71,800 for the rights to broadcast and market National Hockey League (“NHL”) games for the 10-year term of the Company’s contract with the NHL, as amended. In accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we recognize these payments on a gross basis as a principal. The amount of the Merger purchase price allocated to the value of our rights in XM Canada is $35,000 and is recorded as Deferred income on our condensed consolidated balance sheets and will be amortized on a straight-line basis over the remaining expected term of the agreements. The remaining carrying value of Deferred income related to XM Canada was $34,524 as of September 30, 2008.

We have provided XM Canada with a C$45,000 standby credit facility which can only be utilized to finance purchases of terrestrial repeaters or for the payment of subscription fees. The facility matures on December 31, 2012; borrowings under the facility made prior to August 31, 2008 bear interest at a rate of 9% per annum; borrowings subsequent to August 31, 2008 bear interest at a rate of 17.75%. We have the right to convert unpaid principal amounts into Class A subordinate voting shares of XM Canada at the price of C$16.00 per share. As of September 30, 2008, XM Canada had drawn $7,831 on this facility in lieu of payment of subscription fees.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

In conjunction with the deferred income related to XM Canada, we recorded amortization of $833, $5,829, $1,665, $2,498 and $7,495 for the periods July 1, 2008 through July 31, 2008, January 1, 2008 through July 31, 2008, August 1, 2008 through September 30, 2008 and three and nine months ended September 30, 2007, respectively. The royalty fees which we earn related to subscriber and activation fees are recorded as Other revenue in our unaudited condensed consolidated statements of operations. We recorded royalty fees of $76, $523, $146, $88 and $214 for the periods July 1, 2008 through July 31, 2008, January 1, 2008 through July 31, 2008, August 1, 2008 through September 30, 2008 and three and nine months ended September 30, 2007, respectively. Related to the NHL agreement, XM Canada pays us a licensing fee and reimburses us for advertising, both of which are recorded to Other revenue in our unaudited condensed consolidated statements of operations. We recorded licensing fees of $500, $3,500, $1,000, $1,125 and $3,375 for the periods July 1, 2008 through July 31, 2008, January 1, 2008 through July 31, 2008, August 1, 2008 through September 30, 2008 and three and nine months ended September 30, 2007, respectively. We recorded reimbursements for advertising of $0, $833, $0, $0 and $667 for the periods July 1, 2008 through July 31, 2008, January 1, 2008 through July 31, 2008, August 1, 2008 through September 30, 2008 and three and nine months ended September 30, 2007. The amounts due from XM Canada at September 30, 2008 and December 31, 2007 were $12,815 and $9,752, respectively, and are included in Related party current assets in our unaudited condensed consolidated balance sheet.

We have agreements with General Motors (“GM”) and American Honda Motor Co., Inc. (“American Honda”), both of which hold shares of SIRIUS common stock and have a director on the SIRIUS Board of Directors. GM and American Honda install XM radios, and jointly promote XM radio service, and XM will make available use of its bandwidth. Subscriber revenues received from GM and American Honda for these programs are recorded as Related party revenue.

We recorded total revenue from GM, primarily consisting of subscriber revenue, of $4,041, $25,394, $6,733, $9,917 and $24,798 for the periods July 1, 2008 through July 31, 2008, January 1, 2008 through July 31, 2008, August 1, 2008 through September 30, 2008 and three and nine months ended September 30, 2007, respectively. We recorded total revenue from American Honda, primarily consisting of subscriber revenue, of $1,738, $10,599, $3,321, $4,798 and $13,759 for the periods July 1, 2008 through July 31, 2008, January 1, 2008 through July 31, 2008, August 1, 2008 through September 30, 2008 and three and nine months ended September 30, 2007, respectively.

We rely on GM and American Honda for marketing and we are responsible for certain revenue share payments to these related parties. We recognized Sales and marketing expense with GM of $15,911, $116,677, $38,069, $52,299 and $133,122 for the periods July 1, 2008 through July 31, 2008, January 1, 2008 through July 31, 2008, August 1, 2008 through September 30, 2008 and three and nine months ended September 30, 2007, respectively. We recognized Sales and marketing expense with American Honda of $1,046, $5,330, $1,848, $2,542 and $4,897 for the periods July 1, 2008 through July 31, 2008, January 1, 2008 through July 31, 2008, August 1, 2008 through September 30, 2008 and three and nine months ended September 30, 2007, respectively. We recognized Revenue share and royalty expense with GM of $12,172, $79,869, $26,021, $28,514 and $79,369 for the periods July 1, 2008 through July 31, 2008, January 1, 2008 through July 31, 2008, August 1, 2008 through September 30, 2008 and three and nine months ended September 30, 2007, respectively. We recognized Revenue share and royalty expense with American Honda of $376, $1,901, $747, $268 and $340 for the periods July 1, 2008 through July 31, 2008, January 1, 2008 through July 31, 2008, August 1, 2008 through September 30, 2008 and three and nine months ended September 30, 2007, respectively.

As of September 30, 2008, we recorded, within Related party assets, $10,955 and $213,703 of amounts due from GM and prepaid expenses with GM, respectively. As of December 31, 2007, we recorded, within Related party current assets, $8,505 and $218,196 of amounts due from GM and prepaid expenses with GM, respectively. As of September 30, 2008 and December 31, 2007, we recorded, within Related party current assets, $1,612 and $3,325 of amounts due from American Honda, respectively.

As of September 30, 2008 and December 31, 2007, we recorded, within Related party current liabilities, $70,640 and $62,233 of amounts due to GM, respectively. As of September 30, 2008 and December 31, 2007, we recorded, within Related party current liabilities, $4,978 and $3,513 of amounts due to American Honda, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

(9) Investments

Investments as of September 30, 2008 consist of marketable securities of $11,521, which are included in the Other assets in the condensed consolidated balance sheet; restricted investments of $120,250, which are included in the Restricted investments in the condensed consolidated balance sheet; embedded derivative accounted for separately from host contract of $420, which is included in the Other long-term assets in the condensed consolidated balance sheet; and equity method investments of $37,337, which are included in the Other long-term assets in the condensed consolidated balance sheet.

XM Canada

In 2005, XM Canada issued to us 11,077,500 Class A subordinate voting shares representing a 23.33% economic interest in XM Canada. In connection with the Merger, $41,188 of the purchase price was allocated to the value of our investment in XM Canada. The Company’s investment in XM Canada is recorded using the equity method since we have significant influence, but less than a controlling voting interest in XM Canada. Under this method, the investment in XM Canada is quarterly adjusted to recognize our share of net earnings or losses as they occur, rather than at the time dividends or other distributions are received, limited to the extent of the Company’s investment in, advances to, and commitments to fund XM Canada. Our share of net earnings or losses of XM Canada is recorded to Equity in net loss of equity method investment in our unaudited condensed consolidated statements of operations. We recorded $1,835, $10,385, $3,089, $4,546 and $12,723 for the periods July 1, 2008 through July 31, 2008, January 1, 2008 through July 31, 2008, August 1, 2008 through September 30, 2008 and for each of three and nine months periods ended September 30, 2007 for our share of XM Canada’s net loss. In September 2007, we purchased C$4,000 face value 8% convertible unsecured subordinated debentures issued by XM Canada for which the embedded conversion feature is required under SFAS No. 133 to be bifurcated from the host contract. The host contract is accounted for as an available-for-sale security at fair value with changes in fair value recorded as Accumulated other comprehensive income, net of tax. The embedded conversion feature is accounted for as a derivative at fair value with changes in fair value recorded in earnings as Interest income. As of September 30, 2008, the carrying value of our equity method investment was $37,337, while the carrying value of the host contract and embedded derivative related to our investment in the debentures was $2,804 and $420, respectively.

WorldSpace

In 2005, we acquired 1,562,500 shares of Class A common stock of WorldSpace, Inc. (“WSI”). During July 2008, we wrote off the remaining carrying value of our investment in WSI’s shares due to decreases in fair value that were considered to be other than temporary and recorded $2,625 as a Loss from impairment of investments in the unaudited condensed consolidated statements of operations for the period July 1, 2008 through July 31, 2008. On October 16, WSI filed for reorganization under Chapter 11 bankruptcy codes.

Auction Rate Certificates

In October 2007, we purchased $9,450 of auction rate certificates issued by student loan trusts. Auction rate certificates are long-term securities structured to reset their coupon by means of an auction. We account for our investment in ARCs as available-for-sale securities. As of September 30, 2008, the carrying value of these securities was $8,718.

Restricted Investments

Restricted investments relate to deposits placed into escrow for the benefit of third parties pursuant to programming agreements. In May 2008, we deposited $120,000 into an escrow account pursuant to an agreement with Major League Baseball® (“MLB”) for general credit support. As of September 30, 2008 and December 31, 2007, the carrying value of our long-term restricted investments was $120,000 and zero, respectively, and included certificates of deposit and money market funds deposited in escrow for the benefit of MLB.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

The following table summarizes the fair value of our financial instruments at September 30, 2008:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Auction rate securities	N/A	N/A	8,718	8,718
Debentures	N/A	N/A	420	420

Total Assets	—		9,138	9,138

Liabilities:
Embedded derivatives	N/A	N/A	102,782	102,782

Total Liabilities			102,782	102,782

The following tables present the changes in the Level 3 fair-value category for the Successor Entity period, August 1, 2008 through September 30, 2008 and the Predecessor Entity period, January 1, 2008 through July 31, 2008. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction Rate Securities	Debentures	Embedded Derivatives	Total
Predecessor:
Balance at December 31, 2007	9,450	1,438	—	10,888
Total gains and losses (realized/unrealized)				—
Included in other comprehensive income	(425)	(622)		(1,047)
Purchases, issuances and settlements				—
Transfers in and/or out of Level 3				—
Balance at July 31, 2008	9,025	816	—	9,841

Successor :
Balance at August 1, 2008 (includes purchase price adjustments)	9,025	420	65,679	75,124
Total gains and losses (realized/unrealized)	(307)		(242,223)	(242,530)
Included in other comprehensive income				—
Purchases, issuances and settlements			279,326	279,326
Transfers in and/or out of Level 3				—
Balance at September 30, 2008	8,718	420	102,782	111,920

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

(10) Debt

Debt and accrued interest consists of the following:

	Conversion Price (per SIRIUS share)	Successor Entity	Predecessor Entity
		September 30, 2008	December 31, 2007
Senior Secured Term Loan	N/A	100,000	—
13% Senior Notes due 2014	N/A	778,500	—
Less: discount		(76,328)
9.75% Senior Notes due 2014	N/A	5,260	600,000
10% Convertible Senior Notes due 2009	$10.87	400,000	400,000
Less: discount		(21,703)	—
Embedded derivative		13	—
Floating Rate Notes due 2013	N/A	—	200,000
Debt of Satellite (702-4) LLT-10% SSN	N/A	—	230,800
10% Senior Secured Discount Convertible Notes due 2009	0.69	33,249	33,249
Less: discount		(6,078)	(3,754)
Embedded derivative		5,884	—
Senior Secured Revolving Credit Facility Due 2009	N/A	250,000	—
Add: premium		239	—
7% Exchangeable Senior Subordinated Notes due 2014	1.88	550,000	—
Less: discount		(275,562)	—
Embedded derivative		96,885	—
Other debt:
Capital leases	N/A	25,821	29,497

Subtotals		1,866,180	1,489,792
Less: current maturities		359,176	9,153

Total long-term		$1,507,004	$1,480,639

As a part of the Merger, XM’s pre-acquisition debt was revalued based on the fair value at the time of Merger. The resulting discount or premium is being amortized to interest expense over the remaining term of the debt.

Refinancing transactions

In connection with the Merger, we refinanced a substantial portion of our existing indebtedness:

•	On July 31, 2008, we issued $778,500 aggregate principal amount, net of original issue discount of $78,395, of the 13% Notes; and

•	On August 1, 2008, we issued $550,000 aggregate principal amount of the Exchangeable Notes.

We used the proceeds from the transactions described above to:

•

repurchase 99% of its 9.75% Senior Notes due 2014 at 101%, plus $18,685 in accrued interest. The tender offer for the 9.75% Senior Notes due 2014 included a consent solicitation to amend the indenture governing the 9.75% Senior Notes due 2014;

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

•	repurchase 100% of its Senior Floating Rate Notes due 2013 at par, plus $1,501 in accrued interest; and

•

satisfy its $309,373 transponder repurchase obligation, for both debt and equity holders of a previously consolidated variable interest entity. Our debt repurchase obligation included a 1% of principal prepayment penalty and $6,668 in accrued interest.

In July 2008, we amended the terms of its $400,000 aggregate principal amount of 1.75% Convertible Senior Notes due 2009 to increase the interest rate from 1.75% to 10% per annum effective July 2, 2008 as part of an agreement whereby holders of the notes waived any right to seek a change of control put in connection with the Merger.

Senior Secured Term Loan

We are party to a credit agreement relating to a $100,000 Senior Secured Term Loan (the “XM Term Loan”) with UBS AG. The XM Term Loan matures on May 5, 2009. Interest is payable quarterly on September 26, December 26 and March 26 at a rate currently set at 5.5625%. The interest rate is reset quarterly to 225 basis points over the 9-month LIBOR. The XM Term Loan is secured on a pari passu basis with the Revolving Credit Facility (as defined below) by substantially all of Inc.’s assets.

7% Exchangeable Senior Subordinated Notes due 2014

In August 2008, Inc. issued $550,000 aggregate principal amount of 7% Exchangeable Senior Subordinated Notes due 2014 (the “Exchangeable Notes”). The Exchangeable Notes are senior subordinated obligations of Inc. and rank junior in right of payment to its existing and future senior debt and equally in right of payment with its existing and future senior subordinated debt. XM, XM Equipment LLC and XM Radio Inc. have guaranteed the Exchangeable Notes on a senior subordinated basis. Interest is payable semi-annually in arrears on June 1 and December 1 of each year at a rate of 7% per annum. The Exchangeable Notes mature on December 1, 2014 and are exchangeable at any time at the option of the holder into shares of SIRIUS’ common stock, par value $0.001 per share, at an initial exchange rate of 533.3333 shares of SIRIUS common stock per $1,000 principal amount of Exchangeable Notes, which is equivalent to an approximate exchange price of $1.875 per share of SIRIUS common stock.

9.75% Senior Notes due 2014

Inc. has outstanding $5,260 aggregate principal amount of 9.75% Senior Notes due 2014 (the “9.75% Notes”). Interest on the 9.75% Notes is payable semi-annually on May 1 and November 1 at a rate of 9.75% per annum. The 9.75% Notes are unsecured and will mature on May 1, 2014. Inc., at its option, may redeem the 9.75% Notes at declining redemption prices at any time on or after May 1, 2010, subject to certain restrictions. Prior to May 1, 2010, Inc. may redeem the 9.75% Notes, in whole or in part, at a price equal to 100% of the principal amount thereof, plus a make-whole premium and accrued and unpaid interest to the date of redemption.

Senior Floating Rate Notes due 2013

The aggregate principal amount of Inc.’s unsecured Senior Floating Rate Notes due 2013 (the “Floating Rate Notes”) outstanding as of December 31, 2007 was $200,000. Interest was payable quarterly on May 1, August 1, November 1 and February 1. Inc. repurchased all of the Floating Rate Notes in connection with the Merger.

Debt of Consolidated Variable Interest Entity

On February 13, 2007, we entered into a sale-leaseback transaction with respect to the transponders on our XM-4 satellite. We sold the XM-4 transponders to Satellite Leasing (702-4) LLT (“Trust”), a third-party trust formed solely for the purpose of facilitating the sale-leaseback transaction. The Trust pooled the funds used to purchase the transponders from a $57,700 investment by an equity investor and the $230,800 in proceeds from the issuance of its 10% senior secured notes due 2013 (“Debt of consolidated variable interest entity”). We accounted for the sale and leaseback of the transponders under sale-leaseback accounting with a capital lease, pursuant to SFAS No. 13, Accounting for Leases, as amended. We also determined that the Trust was a variable interest entity, as that term is defined under FIN No. 46(R), and that we were the primary beneficiary of the Trust. Pursuant to FIN No. 46(R), we consolidated the Trust into our consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

We sold the XM-4 transponders to the Trust owned by Satellite Leasing (702-4) LLC (“Owner Participant”) for $288,500. We leased the transponders for a term of nine years. These lease payment obligations, which were unconditional and guaranteed by XM Satellite Radio Holdings Inc., were senior unsecured obligations and ranked equally in right of payment with existing and future senior unsecured obligations. Under the terms of the lease, we were obligated to make payments that total $437,400, of which $126,600 was interest, over the nine-year base lease term.

We were obligated to provide credit support to the Owner Participant. To provide this credit support, we retired the existing mortgages on our headquarters and data center properties in Washington, D.C. and put into place new mortgages on those properties in favor of the Owner Participant.

We repurchased the transponders on our XM-4 satellite in connection with the Merger and terminated this sale leaseback arrangement.

13% Senior Notes due 2014

In July 2008, XM Escrow LLC (“Escrow LLC”), a Delaware limited liability company and wholly-owned subsidiary of us, issued $778,500 aggregate principal amount of 13% Senior Notes due 2014 (the “13% Notes”). Interest is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 13% per annum. The 13% Notes are unsecured and mature in 2014, with such maturity to occur earlier in 2013, in certain circumstances. Escrow LLC deposited the proceeds of the offering of the 13% Notes into escrow. Upon consummation of certain refinancing transactions and the Merger, the funds were released to Escrow LLC and Escrow LLC merged with and into Inc., with Inc. being the surviving corporation. Upon the Merger, the 13% Notes became our obligation and became guaranteed by us, XM Equipment Leasing LLC and XM Radio Inc.

10% Convertible Senior Notes due 2009

We have outstanding $400,000 aggregate principal amount of 10% Convertible Senior Notes due 2009 (the “10% Convertible Notes”). Interest is payable semi-annually at a rate of 10% per annum. The 10% Convertible Notes mature on December 1, 2009. The 10% Convertible Notes may be converted by the holder, at its option, into shares of SIRIUS’ common stock at a conversion rate of 92.0 shares of SIRIUS common stock per $1,000 principal amount, which is equivalent to a conversion price of $10.87 per share of SIRIUS common stock (subject to adjustment in certain events), at any time until December 1, 2009.

10% Senior Secured Discount Convertible Notes due 2009

We (with Inc. as co-obligor) have outstanding $33,249 aggregate principal amount of 10% Senior Secured Discount Convertible Notes due 2009 (the “10% Discount Convertible Notes”). Interest accreted through December 31, 2005 and was thereafter payable semi-annually at a rate of 10% per annum. The 10% Discount Convertible Notes mature on December 31, 2009. At any time, a holder of the notes may convert all or part of the accreted value of its notes at a conversion price of $0.69 per share of SIRIUS common stock. The 10% Discount Convertible Notes, rank equally in right of payment with all of our other existing and future senior indebtedness, and are senior in right of payment to all of our existing and future subordinated indebtedness.

Senior Secured Revolving Credit Facility

We are party to a $250,000 Senior Secured Revolving Credit Facility (“Revolving Credit Facility”), which has been fully drawn. The Revolving Credit Facility matures on May 5, 2009. Borrowings under the Revolving Credit Facility bear interest at a rate of LIBOR plus 150 to 225 basis points or an alternate base rate, to be the higher of the JPMorgan Chase prime rate and the Federal Funds rate plus 50 basis points, in each case plus 50 to 125 basis points. For $187,500 of the drawn amount, interest as of September 30, 2008 was 4.75%; and for $62,500 of the drawn amount, interest as of September 30, 2008 was 5.25%. The Revolving Credit Facility is secured by substantially all of Inc.’s assets, other than certain specified property.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

Embedded Derivatives

We issued convertible debt securities, including the 10% Convertible Senior Notes and the 10% Senior Secured Convertible Notes, containing non-detachable conversion or exchange features. Upon completion of the Merger, these debt agreements were amended such that the settlement of conversion features is into shares of SIRIUS stock.

The convertible and exchangeable features are embedded derivatives, and subsequent to the Merger are required to be separated from the host contract for accounting purposes in accordance with SFAS No. 133, Accounting for Hedging and Derivative Instruments. The embedded derivatives are recorded as derivative liabilities in accrued liabilities and the change in fair value is reported as a realized investment gain or loss during the period of change.

As a result of the Merger, we recognized $65,679 in derivative liabilities related to the 10% Convertible Senior Notes and the 10% Senior Secured Convertible Notes. As a result of the issuance of Exchangeable Notes on August 1, 2008, we recognized an additional $279,326 in derivative liabilities. Due to the change in fair value of these embedded derivatives, we recognized $242,223 of a Gain on derivatives during the three and nine months ended September 30, 2008. The balance of derivative liabilities was $102,782 as of September 30, 2008.

Covenants and Restrictions

The XM Term Loan, 13% Notes and Revolving Credit Facility require compliance with certain covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the applicable indenture or credit agreement. The XM Term Loan and Revolving Credit Agreement also require XM to maintain a level of cash and cash equivalents of at least $75,000. If we fail to comply with these covenants, the XM Term Loan, 13% Notes and the Revolving Credit Facility could become immediately payable.

At September 30, 2008, we were in compliance with all such covenants.

(11) Benefit Plans

We maintain three share-based benefit plans. Upon completion of the Merger, all outstanding vested and unvested options and warrants to purchase XM common stock outstanding under XM Benefit Plans were converted into options and warrants to purchase shares of SIRIUS common stock at the same exchange ratio of XM common stock for SIRIUS common stock in the Merger. Additionally, unvested restricted stock awards outstanding under XM Benefit Plans at the time of the Merger were converted into unvested restricted stock awards of SIRIUS common stock. The rate used for this conversion was 4.6 SIRIUS options for 1 XM option. The same 4.6 conversion rate was also applied to the original grant date exercise price. There was no acceleration of vesting solely as a result of the exchange and the original expiration dates of the options remain in effect. The fair value of these options was estimated using the Black-Scholes option pricing model. SIRIUS will satisfy awards and options granted under these plans through the issuance of new shares.

For the periods July 1, 2008 through July 31, 2008, January 1, 2008 through July 31, 2008, August 1, 2008 through September 30, 2008 and three and nine months ended September 30, 2007, we recognized share-based payment expense of $4,033, $34,485, $5,611, $19,987 and $48,198, respectively. Compensation expense was recorded in our unaudited condensed consolidated statements of operations related to these plans. For a summarized schedule of share-based payment expense, see the appended footnote to our unaudited condensed consolidated statements of operations. We did not capitalize any share-based payment cost during any of the periods described above. We did not realize any income tax benefits from share-based benefit plans during any of the periods described above, as a result of a full valuation allowance that is maintained for substantially all net deferred tax assets.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

2007 Stock Incentive Plan

XM maintains a 2007 Stock Incentive Plan (“the 2007 Plan”) under which officers, other employees and other key individuals of XM may be granted various types of equity awards, including restricted stock, stock units, stock options, stock appreciation rights, dividend equivalent rights and other stock awards. Stock option awards under the 2007 Plan generally vest ratably over three years based on continuous service, while restricted stock generally vests ratably over one or three years based on continuous service. Following the Merger, SIRIUS assumed maintenance over the 2007 Plan and any future grants from the plan will be denominated in SIRIUS shares. Stock option awards are granted with an exercise price equal to the market price of SIRIUS’ stock at the date of grant and expire no later than ten years from the date of grant. Grants of equity awards other than stock options or stock appreciation rights reduce the number of shares available for future grant by 1.5 times the number of shares granted under such equity awards. Since the Merger, there have been no grants of awards from the 2007 Plan. As of September 30, 2008, there were 60,084,705 shares available under the 2007 Plan for future grant.

1998 Shares Award Plan

XM maintains a 1998 Shares Award Plan (“the 1998 Plan”) under which, employees, consultants and non-employee directors were granted stock options and restricted stock awards. Stock option awards and restricted stock awards under the 1998 Plan generally vest ratably over three years based on continuous service. Stock option awards were generally granted with an exercise price equal to the market price of our common stock at the date of grant and expire no later than ten years from the date of grant. The 1998 Plan terminated in June 2008 and shares are no longer available for future grant.

XM Talent Option Plan

XM maintains a Talent Option Plan (“the Talent Plan”) under which non-employee programming consultants to XM may be granted stock options awards. Stock option awards under the Talent Plan generally vest ratably over three years based on continuous service. Since the Merger, SIRIUS assumed maintenance over the Talent Plan and any future grants from the plan will be denominated in SIRIUS shares. Stock option awards are generally granted with an exercise price equal to the market price of SIRIUS’ stock at the date of grant and expire no later than ten years from the date of grant. Since the Merger, there have been no grants of awards from the Talent Plan. As of September 30, 2008, there were 1,564,000 options available under the Talent Plan for future grant.

The following table summarizes the weighted-average assumptions used to compute reported share-based payment expense to employees and members of our board of directors for the periods set forth below:

January 1, 2008 Through July 31, 2008
Risk-free interest rate	3.36%
Expected life of options—years	4.36
Expected stock price volatility	58%
Expected dividend yield	N/A

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

The following table summarizes stock option activity under our share-based payment plans for the nine months ended September 30, 2008 (shares in thousands) (all Predecessor amounts have been adjusted to reflect the application of the exchange ratio in the Merger):

Predecessor:	Shares (a)	Weighted- Average Exercise Price (a)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	68,035	$4.08
Granted	1,408	$2.41
Exercised	(719)	$1.32
Forfeited, cancelled or expired	(1,013)	$3.80

Outstanding, July 31, 2008	67,711	$4.08
Successor:
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled or expired	(172)	$4.11

Outstanding, September 30, 2008	67,539	$4.09	5.21	$—
Exercisable, September 30, 2008	62,334	$4.13	4.95	$—

The weighted average grant date fair value of options granted during the periods August 1, 2008 through September 30, 2008, January 1, 2008 through July 31, 2008 and nine months ended September 30, 2007 was $0, $5.47 and $6.30, respectively. The total intrinsic value of stock options exercised during the periods August 1, 2008 through September 30, 2008, January 1, 2008 through July 31, 2008 and nine months ended September 30, 2007 was $0, $817 and $3,471, respectively.

We recognized share-based payment expense associated with stock options of $699, $6,119, $1,942, $5,166 and $19,193 for the periods July 1, 2008 through July 31, 2008, January 1, 2008 through July 31, 2008, August 1, 2008 through September 30, 2008 and three and nine months ended September 30, 2007, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

The following table summarizes the non-vested restricted stock activity under our share-based payment plans for the nine months ended September 30, 2008 (shares in thousands) (all Predecessor amounts have been adjusted to reflect the application of the exchange ratio in the Merger):

	Shares (a)	Weighted-Average Grant Date Fair Value (a)
Predecessor:
Nonvested, January 1, 2008	32,339	$3.04
Granted	14,448	$2.78
Vested	(12,614)	$3.06
Forfeited	(834)	$2.81

Non-Vested, July 31, 2008	33,339	$2.93
Successor:
Granted	—	$—
Vested	(9,646)	$2.99
Forfeited	(1,303)	$3.03

Nonvested, September 30, 2008	22,390	$2.89

The weighted average grant date fair value of restricted stock units granted during the periods August 1, 2008 through September 30, 2008, January 1, 2008 through July 31, 2008 and nine months ended September 30, 2007 was $0, $2.78 and $2.57, respectively. The total intrinsic value of restricted stock units that vested during the periods August 1, 2008 through September 30, 2008, January 1, 2008 through July 31, 2008 and nine months ended September 30, 2007 was $11,227, $30,863 and $10,428, respectively.

We recognized share-based payment expense associated with restricted stock units and shares of restricted stock of $3,335, $28,366, $3,669, $14,822 and $28,952 for the periods July 1, 2008 through July 31, 2008, January 1, 2008 through July 31, 2008, August 1, 2008 through September 30, 2008 and three and nine months ended September 30, 2007 respectively.

Total unrecognized compensation costs related to unvested share-based payment awards granted to employees and the former members of the board of directors at September 30, 2008 and December 31, 2007, net of estimated forfeitures, was $40,105 and $69,239, respectively. The weighted-average period over which the compensation expense for these awards is expected to be recognized is three years as of September 30, 2008.

No income tax benefits have been realized from stock option exercises during the periods July 1, 2008 through July 31, 2008, January 1, 2008 through July 31, 2008, August 1, 2008 through September 30, 2008 and three and nine months ended September 30, 2007 because a valuation allowance was maintained for all net deferred tax assets.

401(k) Savings Plans

We sponsor the XM Satellite Radio 401(k) Savings Plan (the “XM Plan”) for eligible employees. The XM Plan allows eligible employees to defer the maximum percentage of their compensation allowable under law on a pre-tax basis through contributions to the savings plan. Under the XM Plan, we match 50% of employee voluntary contributions, up to 6% of an employee’s pre-tax salary. Matching contributions under the XM Plan vest immediately. Expense resulting from matching contribution to the plans was $202, $2,132, $327, $445 and $1,445 for the periods July 1, 2008 through July 31, 2008, January 1, 2008 through July 31, 2008, August 1, 2008 through September 30, 2008 and three and nine months ended September 30, 2007, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

(12) Income Taxes

We recorded income tax expense (benefit) of $508, $1,512, $672, $105 and ($1,070) for the periods July 1, 2008 through July 31, 2008, January 1, 2008 through July 31, 2008, August 1, 2008 through September 30, 2008 and three and nine months ended September 30, 2007, respectively. Such expense primarily represents the recognition of a deferred tax liability related to the difference in accounting for the FCC license intangible asset, which is amortized over 15 years for tax purposes but are not amortized for book purposes.

(13) Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of September 30, 2008:

(in thousands)	Remaining 2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt obligations	$2,703	$793,668	$10,012	$2,643	$27	$1,333,760	$2,142,813
Cash interest payments	36,523	191,691	140,976	140,314	140,218	267,389	917,111
Lease obligations	5,536	21,550	18,451	8,160	3,891	3,958	61,546
Satellite and transmission	16,010	40,830	—	—	—	—	56,840
Programming and content	22,530	67,243	54,149	49,911	45,451	42,033	281,317
Satellite performance incentive payments	1,393	4,096	4,384	4,694	5,030	48,224	67,821
Marketing and distribution	13,214	8,392	6,570	6,548	6,283	—	41,007

Total	$97,909	$1,127,470	$234,542	$212,270	$200,900	$1,695,364	$3,568,455

Debt Obligations. Long-term debt obligations include principal payments on outstanding debt.

Cash Interest Payments. Cash interest payments include interest due on outstanding debt through maturity.

Lease Obligations. We have entered into operating leases related to certain studios, office space, terrestrial repeaters and equipment.

Satellite and Transmission. We have entered into agreements with third parties to operate and maintain the off-site satellite telemetry, tracking and control facilities and certain components of the terrestrial repeater network. We have also entered into various agreements to design and construct satellites for use in our systems and to those launch satellites.

XM has also entered into an agreement with Space Systems/Loral to construct its fifth satellite, XM-5. On July 15, 2003, Space Systems/Loral, Loral Space & Communications Ltd. and certain other affiliated entities commenced voluntary Chapter 11 bankruptcy cases under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Bankruptcy Court approved XM’s agreement with Space Systems/Loral, pursuant to which XM may make construction payments on XM-5 into an escrow account until the occurrence of an “Emergence Date,” as defined in the agreement. In August 2007, XM’s agreement with Space Systems/Loral was amended to defer payments on the remaining construction costs until the earlier of post-launch or January 2010.

Boeing Satellite Systems International, Inc., the manufacturer of XM’s four in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of XM’s four satellites. Boeing may be entitled to in-orbit performance payments of up to $25,900, plus interest, for XM-3 depending on the satellite’s performance over its fifteen year design life. As of September 30, 2008, we paid Boeing $6,436 on account of such in-orbit performance payments for XM-3. Boeing may also be entitled to in-orbit performance payments for XM-4 of:

•	up to $12,000, plus interest, over the first twelve years of XM-4’s in-orbit life;

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

•	up to $7,500 if XM-4 performs above its baseline specifications during the first fifteen years of the satellite’s in-orbit life; and

•	up to an additional $10,000 if XM-4 continues to performs above its baseline specifications during the five year period beyond the satellite’s fifteen year design life.

As of September 30, 2008, we have paid Boeing $2,355 on account of such in-orbit performance payments for XM-4.

Programming and Content. We have entered into various programming agreements. Under the terms of these agreements, the Company is obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements.

Marketing and Distribution. We have entered into various marketing, sponsorship and distribution agreements to promote our brand and are obligated to make payments to sponsors, retailers, automakers and radio manufacturers under these agreements. Certain programming and content agreements also require us to purchase advertising on properties owned or controlled by the licensors. We also reimburse automakers for certain engineering and development costs associated with the incorporation of satellite radios into vehicles they manufacture. In addition, in the event that certain new products are not shipped by a distributor to its customers within 90 days of the distributor’s receipt of goods, we have agreed to purchase and take title to the product.

Chip Set Development and Production. We have entered into agreements with third parties to develop, produce and supply chip sets; to develop product; and in certain instances, to license intellectual property related to chip sets.

Other. We have entered into various agreements with third parties for general operating purposes. In addition to the contractual cash commitments described above, the Company has entered into agreements with automakers, radio manufacturers, distributors and others that include per-radio, per-subscriber, per-show and other variable cost arrangements. These future costs are dependent upon many factors, including subscriber growth, and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar provisions.

We are not entered into any off-balance sheet arrangements or transactions.

Legal Proceedings

FCC Matters. In August 2008, we entered into two Consent Decrees to settle with the Enforcement Bureau of the Federal Communications Commission outstanding enforcement matters pending against SIRIUS and XM. In 2006, the FCC commenced investigations regarding the compliance of certain radios that include FM transmitters with the Commission’s rules, and the compliance of certain terrestrial repeaters with the special temporary authority granted by the Commission. The Consent Decrees terminated these inquiries.

As part of the Consent Decrees, we agreed, among other things, to:

•	adopt comprehensive compliance plans, and take steps to address any potentially non-compliant radios in the hands of consumers;

•

in the case of XM, within 60 days of the order adopting the Consent Decrees, shut down 50 variant terrestrial repeaters, and shut down or bring into compliance an additional 50 variant terrestrial repeaters;

•	in the case of SIRIUS, receive special temporary authority to operate two of its eleven variant terrestrial repeaters. These eleven terrestrial repeaters were shut off by SIRIUS in October 2006; and

•	make a voluntary contribution to the United States Treasury of approximately $17,000 in the case of XM, and approximately $2,000 in the case of SIRIUS.

We have taken all of these actions, and are in compliance with the terms of the Consent Decrees.

FCC Merger Order. On July 25, 2008, the FCC adopted an order approving the Merger. The order became effective immediately upon adoption. This order was published in the Federal Register on September 8, 2008. On September 4, 2008, Mt. Wilson FM Broadcasters, Inc. filed a Petition for Reconsideration of the FCC’s merger order. This Petition for Reconsideration remains pending.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

Appellate Review of FCC Merger and Consent Decree Orders. Two different parties, U.S. Electronics and Michael Hartleib, have sought appellate review of the FCC’s decision regarding the Merger. Each party also challenged the FCC’s decision to enter into the consent decrees mentioned above. These matters were both filed in the United States Court of Appeals for the D.C. Circuit, and have been consolidated by the court. We have moved to intervene, and that motion has been granted. Subsequent to filing its initial request for appellate review, U.S. Electronics moved to both amend its original filing and submit an additional notice of appeal in order to comply with the statutory requirements for review of agency decisions. The FCC has moved to dismiss both the Hartleib and the U.S. Electronics requests for review on the grounds that neither party has standing to challenge the merger order or the consent decrees, and has further argued that the agency’s decision to enter into a consent decree is not reviewable by the court in these circumstances. Separately, the court issued a show cause order on its own motion that requires U.S. Electronics to demonstrate why its additional notice of appeal should not be dismissed as untimely.

Copyright Royalty Board Proceeding. In January 2008, the Copyright Royalty Board, or CRB, of the Library of Congress issued its decision regarding the royalty rate payable by us under the statutory license covering the performance of sound recordings over our satellite digital audio radio services for the six-year period starting January 1, 2007 and ending December 31, 2012. Under the terms of the CRB’s decision, we will pay a royalty of 6.0% of gross revenues, subject to certain exclusions, for 2007 and 2008, 6.5% for 2009, 7.0% for 2010, 7.5% for 2011 and 8.0% for 2012. SoundExchange has appealed the decision of the CRB to the United States Court of Appeals for the District of Columbia Circuit. Final briefs in this matter are scheduled to be submitted to the United States Court of Appeals for the District of Columbia Circuit by the end of February 2009.

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc and Warner Bros. Records Inc. v. XM Satellite Radio Inc. In May 2006, the plaintiffs filed this action in the United States District Court for the Southern District of New York. The complaint seeks monetary damages and equitable relief, and alleges that XM radios that include advanced recording functionality infringe upon plaintiffs’ copyrighted sound recordings. XM filed a motion to dismiss this matter, and that motion was denied in January 2007. We have resolved the lawsuit with respect to Universal Music Group, Warner Music Group, Sony BMG Music Entertainment and EMI Group, and each of these parties have withdrawn as a party to the lawsuit and this lawsuit has been dismissed.

Music publishing companies and certain other record companies also have filed lawsuits, purportedly on a class basis, with similar allegations. We believe these allegations are without merit and that these products comply with applicable copyright law, including the Audio Home Recording Act, and we intend to vigorously defend this matter. There can be no assurance regarding the ultimate outcome of these matters, or the significance, if any, to our business, consolidated results of operations or financial position.

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. In January 2006, the Plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that XM engaged in deceptive trade practices under Arkansas and other state laws by representing that its music channels are commercial-free. The court stayed the litigation and directed the parties to arbitration. XM instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in its customer service agreement. The plaintiff has filed a counterclaim in the arbitration on behalf of the class that he seeks to represent. We believe the matter is without merit and intend to vigorously defend the ongoing arbitration. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to our business, consolidated results of operations or financial position.

Other Matters. In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including actions filed by former employees, parties to contracts or leases and owners of patents, trademarks, copyrights or other intellectual property. None of these actions are, in our opinion, likely to have a material adverse effect on our business or financial results.

(14) Condensed Consolidating Financial Information

We have certain series of debt securities outstanding that are guaranteed by Holdings and two of the Company’s subsidiaries, XM Equipment Leasing LLC, which owns certain terrestrial repeaters, and XM Radio Inc. These guarantees are full and unconditional and joint and several. Inc. is owned 100% by Holdings, while XM Equipment Leasing LLC and XM Radio Inc. are owned 100% by Inc. Accordingly, we provide the following condensed consolidating financial information.

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF SEPTEMBER 30, 2008 (SUCCESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$192,042	$—	$18	$—	$—	$192,060	$23,276	$—	$12	$—	$215,348
Accounts receivable, net	49,016	—	—	—	—	49,016	—	—	1	—	49,017
Due from subsidiaries/affiliates	612,408	564,181	52,429	727,730	(1,956,703)	45	—	—	45,842	(45,887)	—
Inventory, net	5,556	—	—	—	—	5,556	—	—	—	—	5,556
Prepaid expenses	50,237	—	—	—	—	50,237	—	—	—	—	50,237
Related party current assets	109,734	—	—	—	—	109,734	—	—	—	—	109,734
Restricted investments	—	—	—	—	—	—	—	—	—	—	—
Prepaid and other current assets	6,972	—	64	—	—	7,036	327	—	411	(156)	7,618

Total current assets	1,025,965	564,181	52,511	727,730	(1,956,703)	413,684	23,603	—	46,266	(46,043)	437,510
Property and equipment, net	594,725	—	5,846	—	—	600,571	222,732	—	72,799	(5,098)	891,004
Investment in subsidiary/affiliates	639,258	—	—	—	(639,258)	—	(438,894)	—	—	438,894	—
FCC license	—	2,000,000	—	—	—	2,000,000	—	—	—	—	2,000,000
Restricted investments, net of current portion	120,250	—	—	—	—	120,250	—	—	—	—	120,250
Deferred financing fees, net	32,105	—	—	—	—	32,105	—	—	—	—	32,105
Intangibles, net	694,212	—	—	—	—	694,212	—	—	—	—	694,212
Goodwill	—	—	—	—	—	—	1,599,666	—	—	—	1,599,666
Related party current assets, net of current portion	129,351	—	—	—	—	129,351	—	—	—	—	129,351
Prepaid and other assets, net of current portion	1,506	—	—	—	—	1,506	49,278	—	2,045	99	52,928

Total assets	$3,237,372	$2,564,181	$58,357	$727,730	$(2,595,961)	$3,991,679	$1,456,385	$—	$121,110	$387,852	$5,957,026

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS—(Continued)

AS OF SEPTEMBER 30, 2008 (SUCCESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current liabilities:
Accounts payable and accrued expenses	$500,550	$—	$117	$—	$—	$500,667	$3,379	$—	$—	$(441)	$503,605
Accrued interest	25,804	—	—	—	—	25,804	10,584	—	—	—	36,388
Due to subsidiary/affiliates	—	271	3,016	26,225	(26,881)	2,631	1,265	—	4,252	(8,148)	—
Deferred revenue	337,328	—	—	—	—	337,328	2,857	—	—	—	340,185
Current portion of long-term debt	357,167	—	—	—	—	357,167	2,009	—	—	—	359,176
Due to related parties	75,618	—	—	—	—	75,618	—	—	—	—	75,618

Total current liabilities	1,296,467	271	3,133	26,225	(26,881)	1,299,215	20,094	—	4,252	(8,589)	1,314,972
Long-term debt, net of current portion	1,130,704	—	—	—	—	1,130,704	376,300	—	—	—	1,507,004
Deferred revenue, net of current portion	145,258	—	—	—	—	145,258	31,672	—	—	—	176,930
Deferred credit on contracts	1,091,599	—	—	—	—	1,091,599	—	—	—	—	1,091,599
Other long-term liabilities	127,538	751,559	—	—	—	879,097	42,630	—	(1,315)	(39,678)	880,734

Total liabilities	3,791,566	751,830	3,133	26,225	(26,881)	4,545,873	470,696	—	2,937	(48,267)	4,971,239

Commitments and contingencies
Minority interest	—	—	—	—	—	—	—	—	—	—	—
Stockholders’ equity (deficit):
Capital stock	—	—	—	—	—	—	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	—	(765)	—	—	—	(765)
Additional paid-in-capital	(734,774)	1,781,641	55,262	691,811	(2,528,714)	(734,774)	5,840,477	—	116,899	617,973	5,840,575
Retained earnings (deficit)	180,580	30,710	(38)	9,694	(40,366)	180,580	(4,854,023)	—	1,274	(181,854)	(4,854,023)

Total stockholders’ equity (deficit)	(554,194)	1,812,351	55,224	701,505	(2,569,080)	(554,194)	985,689	—	118,173	436,119	985,787

Total liabilities and stockholders’ equity (deficit)	$3,237,372	$2,564,181	$58,357	$727,730	$(2,595,961)	$3,991,679	$1,456,385	$—	$121,110	$387,852	$5,957,026

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2007 (PREDECESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$100,111	$—	$11	$—	$—	$100,122	$56,554	$—	$10	$—	$156,686
Accounts receivable, net	63,617	—	—	—	—	63,617	—	—	—	—	63,617
Due from subsidiaries/affiliates	4,015	428,973	43,250	683,745	(1,159,940)	43	5,667	—	39,324	(45,034)	—
Inventory, net	11,321	—	—	—	—	11,321	—	—	—	—	11,321
Prepaid expenses	48,655	—	—	—	—	48,655	—	—	—	—	48,655
Related party current assets	98,541	—	—	—	—	98,541	97	—	—	—	98,638
Restricted investments	—	—	—	—	—	—	—	—	—	—	—
Prepaid and other current assets	7,223	—	—	—	—	7,223	170	30,726	182	(30,880)	7,421

Total current assets	333,483	428,973	43,261	683,745	(1,159,940)	329,522	62,488	30,726	39,516	(75,914)	386,338
Property and equipment, net	611,116	—	14,805	—	—	625,921	199,266	—	38,571	(2,246)	861,512
Investment in subsidiary/affiliates	1,249,173	—	—	—	(1,249,173)	—	(702,323)	—	—	702,323	—
FCC license	—	141,412	—	—	—	141,412	—	—	—	—	141,412
Restricted investments, net of current portion	—	—	—	—	—	—	—	—	—	—	—
Deferred financing fees, net	30,585	—	—	—	—	30,585	4,005	—	—	—	34,590
Intangibles, net	3,379	—	—	—	—	3,379	—	—	—	—	3,379
Goodwill	—	—	—	—	—	—	—	—	—	—	—
Related party current assets, net of current portion	141,140	—	—	—	—	141,140	—	—	—	—	141,140
Prepaid and other assets, net of current portion	1,880	—	—	—	—	1,880	52,798	478,745	1,998	(494,562)	40,859

Total assets	$2,370,756	$570,385	$58,066	$683,745	$(2,409,113)	$1,273,839	$(383,766)	$509,471	$80,085	$129,601	$1,609,230

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS—(Continued)

AS OF DECEMBER 31, 2007 (PREDECESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current liabilities:
Accounts payable and accrued expenses	$270,747	$—	$125	$—	$—	$270,872	$4,678	$(1,779)	$292	$(2,939)	$271,124
Accrued interest	29,395	—	—	—	—	29,395	583	1,829	—	(14,980)	16,827
Due to subsidiary/affiliates	1,132,143	271	2,581	25,757	(1,159,920)	832	—	—	6,717	(7,549)	—
Deferred revenue	416,361	—	—	—	—	416,361	13,338	30,725	—	(34,148)	426,276
Current portion of long-term debt	38,370	—	—	—	—	38,370	—	—	—	(29,217)	9,153
Due to related parties	65,746	—	—	—	—	65,746	—	—	—	—	65,746

Total current liabilities	1,952,762	271	2,706	25,757	(1,159,920)	821,576	18,599	30,775	7,009	(88,833)	789,126
Long-term debt, net of current portion	1,083,575	—	—	—	—	1,083,575	400,000	230,800	—	(233,736)	1,480,639
Deferred revenue, net of current portion	104,711	—	—	—	—	104,711	145,189	186,371	—	(212,818)	223,453
Other long-term liabilities	8,993	34,269	—	—	—	43,262	36,749	—	(1,314)	(38,128)	40,569

Total liabilities	3,150,041	34,540	2,706	25,757	(1,159,920)	2,053,124	600,537	447,946	5,695	(573,515)	2,533,787

Commitments and contingencies
Minority interest	—	—	—	—	—	—	—	—	—	59,746	59,746
Stockholders’ equity (deficit):
Capital stock	—	—	—	—	—	—	3,221	—	—	—	3,221
Accumulated other comprehensive income	—	—	—	—	—	—	8,966	—	—	—	8,966
Additional paid-in-capital	3,315,665	146,271	60,759	286,765	(493,795)	3,315,665	3,184,367	49,993	47,064	(3,412,722)	3,184,367
Retained earnings (deficit)	(4,094,950)	389,574	(5,399)	371,223	(755,398)	(4,094,950)	(4,180,857)	11,532	27,326	4,056,092	(4,180,857)

Total stockholders’ equity (deficit)	(779,285)	535,845	55,360	657,988	(1,249,193)	(779,285)	(984,303)	61,525	74,390	643,370	(984,303)

Total liabilities and stockholders’ equity (deficit)	$2,370,756	$570,385	$58,066	$683,745	$(2,409,113)	$1,273,839	$(383,766)	$509,471	$80,085	$129,601	$1,609,230

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2008 THROUGH JULY 31, 2008 (PREDECESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$725,314	$104,112	$6,394	$—	$(110,506)	$725,314	$5,829	$21,001	$8,433	$(29,383)	$731,194
Cost of services	433,011	—	21	—	256	433,288	—	—	—	—	433,288
Sales and marketing	126,054	—	—	—	—	126,054	—	—	—	—	126,054
Subscriber acquisition costs	174,083	—	—	—	—	174,083	—	—	—	—	174,083
General and administrative	120,349	—	—	—	—	120,349	287	—	792	(4,984)	116,444
Engineering, design and development	23,045	—	—	—	—	23,045	—	—	—	—	23,045
Depreciation and amortization	85,302	—	6,990	—	—	92,292	112	—	1,171	(4,826)	88,749

Total operating expenses	961,844	—	7,011	—	256	969,111	399	—	1,963	(9,810)	961,663

Operating income (loss)	(236,530)	104,112	(617)	—	(110,762)	(243,797)	5,430	21,001	6,470	(19,573)	(230,469)
Other income (expense):
Interest and investment income	2,618	—	369	34,193	(34,562)	2,618	395	—	—	—	3,013
Interest expense	(108,241)	—	—	(369)	34,562	(74,048)	(3,955)	(13,553)	—	17,619	(73,937)
Loss from redemption of debt	—	—	—	—	—	—	—	—	—	—	—
Loss from impairment of investments	—	—	—	—	—	—	(2,625)	—	—	—	(2,625)
Equity in net loss of equity method investment	—	—	—	—	—	—	(10,385)	—	—	—	(10,385)
Other income (expense)	25,362	—	152	—	(25,728)	(214)	(309,811)	—	—	303,482	(6,543)

Net income (loss) before income taxes	(316,791)	104,112	(96)	33,824	(136,490)	(315,441)	(320,951)	7,448	6,470	301,528	(320,946)

Benefit from (provision for) income taxes	—	(1,348)	—	—	—	(1,348)	(1,512)	—	—	1,348	(1,512)

Net income (loss)	$(316,791)	$102,764	$(96)	$33,824	$(136,490)	$(316,789)	$(322,463)	$7,448	$6,470	$302,876	$(322,458)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE PERIOD JULY 1, 2008 THROUGH JULY 31, 2008 (PREDECESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$103,821	$17,031	$913	$—	$(17,944)	$103,821	$833	$2,976	$965	$(3,891)	$104,704
Cost of services	61,453	—	(0)	—	35	61,488	—	—	—	—	61,488
Sales and marketing	17,268	—	—	—	—	17,268	—	—	—	—	17,268
Subscriber acquisition costs	33,366	—	—	—	—	33,366	—	—	—	—	33,366
General and administrative	33,647	—	—	—	—	33,647	149	—	136	(723)	33,209
Engineering, design and development	2,611	—	—	—	—	2,611	—	—	—	—	2,611
Depreciation and amortization	10,337	—	997	—	—	11,334	16	—	167	(689)	10,828

Total operating expenses	158,682	—	997	—	35	159,714	165	—	303	(1,412)	158,770

Operating income (loss)	(54,861)	17,031	(84)	—	(17,979)	(55,893)	668	2,976	662	(2,479)	(54,066)
Other income (expense):
Interest and investment income	506	—	50	4,977	(5,027)	506	88	—	—	—	594
Interest expense	(16,741)	—	—	(50)	5,027	(11,764)	(2,927)	(1,918)	—	2,479	(14,130)
Loss from redemption of debt	—	—	—	—	—	—	—	—	—	—	—
Loss from impairment of investments	—	—	—	—	—	—	(2,625)	—	—	—	(2,625)
Equity in net loss of equity method investment	—	—	—	—	—	—	(1,835)	—	—	—	(1,835)
Other income (expense)	3,615	—	1	—	(3,752)	(136)	(66,482)	—	—	65,570	(1,048)

Net income (loss) before income taxes	(67,481)	17,031	(33)	4,927	(21,731)	(67,287)	(73,113)	1,058	662	65,570	(73,110)

Benefit from (provision for) income taxes	—	(192)	—	—	—	(192)	(508)	—	—	192	(508)

Net income (loss)	$(67,481)	$16,839	$(33)	$4,927	$(21,731)	$(67,479)	$(73,621)	$1,058	$662	$65,762	$(73,618)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE PERIOD AUGUST 1, 2008 THROUGH SEPTEMBER 30, 2008 (SUCCESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$195,183	$31,095	$1,827	$—	$(32,923)	$195,182	$471	$4,409	$1,827	$(6,286)	$195,603
Cost of services	97,804	—	7	—	71	97,882	—	—	—	—	97,882
Sales and marketing	28,951	—	—	—	—	28,951	—	—	—	—	28,951
Subscriber acquisition costs	27,482	—	—	—	—	27,482	—	—	—	—	27,482
General and administrative	20,296	—	—	—	—	20,296	153	—	218	(1,452)	19,215
Engineering, design and development	5,191	—	—	—	—	5,191	—	—	—	—	5,191
Impairment of goodwill	—	—	—	—	—	—	5,026,838	—	—	—	5,026,838
Depreciation and amortization	32,667	—	1,957	—	—	34,624	194	—	335	(533)	34,620

Total operating expenses	212,391	—	1,964	—	71	214,426	5,027,185	—	553	(1,985)	5,240,179

Operating income (loss)	(17,208)	31,095	(137)	—	(32,994)	(19,244)	(5,026,714)	4,409	1,274	(4,301)	(5,044,576)
Other income (expense):
Interest and investment income	4,219	—	99	9,792	(9,891)	4,219	(256)	—	—	—	3,963
Interest expense	(55,145)	—	—	(99)	9,891	(45,353)	(6,115)	—	—	3,670	(47,798)
Loss from redemption of debt	—	—	—	—	—	—	—	—	—	—	—
Loss from impairment of investments	—	—	—	—	—	—	—	—	—	—	—
Equity in net loss of equity method investment	—	—	—	—	—	—	(3,089)	—	—	—	(3,089)
Other income (expense)	248,715	—	—	—	(7,372)	241,343	182,823	(2,821)	—	(183,196)	238,149

Net income (loss) before income taxes	180,581	31,095	(38)	9,693	(40,366)	180,965	(4,853,351)	1,588	1,274	(183,827)	(4,853,351)

Benefit from (provision for) income taxes	—	(385)	—	—	—	(385)	(672)	—	—	385	(672)

Net income (loss)	$180,581	$30,710	$(38)	$9,693	$(40,366)	$180,580	$(4,854,023)	$1,588	$1,274	$(183,442)	$(4,854,023)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (PREDECESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$821,317	$118,370	$8,222	$—	$(126,592)	$821,317	$7,494	$22,761	$7,865	$(30,594)	$828,843
Cost of services	473,165	—	21	—	342	473,528	—	—	—	—	473,528
Sales and marketing	186,237	—	—	—	—	186,237	—	—	—	—	186,237
Subscriber acquisition costs	169,115	—	—	—	—	169,115	—	—	—	—	169,115
General and administrative	149,106	—	—	—	—	149,106	361	—	2,260	(6,259)	145,468
Engineering, design and development	23,812	—	—	—	—	23,812	—	—	—	—	23,812
Depreciation and amortization	131,640	—	9,092	—	—	140,732	2,659	—	1,505	(5,107)	139,789

Total operating expenses	1,133,075	—	9,113	—	342	1,142,530	3,020	—	3,765	(11,366)	1,137,949

Operating income (loss)	(311,758)	118,370	(891)	—	(126,934)	(321,213)	4,474	22,761	4,100	(19,228)	(309,106)
Other income (expense):
Interest and investment income	4,608	—	514	43,944	(44,458)	4,608	6,669	—	—	—	11,277
Interest expense	(133,357)	—	—	(514)	44,458	(89,413)	(2,797)	(14,496)	(517)	19,434	(87,789)
Loss from redemption of debt	—	—	—	—	—	—	—	—	(2,965)	—	(2,965)
Loss from impairment of investments	—	—	—	—	—	—	(36,305)	—	—	—	(36,305)
Equity in net loss of equity method investment	—	—	—	—	—	—	(12,723)	—	—	—	(12,723)
Other income (expense)	32,607	—	—	—	(32,756)	(149)	(403,864)	—	—	396,991	(7,022)

Net income (loss) before income taxes	(407,900)	118,370	(377)	43,430	(159,690)	(406,167)	(444,546)	8,265	618	397,197	(444,633)

Benefit from (provision for) income taxes	87	(1,733)	—	—	—	(1,646)	983	—	—	1,733	1,070

Net income (loss)	$(407,813)	$116,637	$(377)	$43,430	$(159,690)	$(407,813)	$(443,563)	$8,265	$618	$398,930	$(443,563)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 (PREDECESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$284,957	$41,145	$2,741	$—	$(43,886)	$284,957	$2,498	$9,050	$2,668	$(11,717)	$287,456
Cost of services	160,044	—	11	—	114	160,169	—	—	—	—	160,169
Sales and marketing	67,937	—	—	—	—	67,937	—	—	—	—	67,937
Subscriber acquisition costs	61,658	—	—	—	—	61,658	—	—	—	—	61,658
General and administrative	57,775	—	—	—	—	57,775	68	—	297	(2,124)	56,016
Engineering, design and development	8,343	—	—	—	—	8,343	—	—	—	—	8,343
Depreciation and amortization	44,923	—	2,998	—	—	47,921	48	—	501	(2,068)	46,402

Total operating expenses	400,680	—	3,009	—	114	403,803	116	—	798	(4,192)	400,525

Operating income (loss)	(115,723)	41,145	(268)	—	(44,000)	(118,846)	2,382	9,050	1,870	(7,525)	(113,069)
Other income (expense):
Interest and investment income	1,286	—	182	14,809	(14,991)	1,286	2,209	—	—	—	3,495
Interest expense	(44,017)	—	—	(182)	14,991	(29,208)	(506)	(5,748)	—	7,705	(27,757)
Loss from redemption of debt	—	—	—	—	—	—	—	—	—	—	—
Loss from impairment of investments	—	—	—	—	—	—	(481)	—	—	—	(481)
Equity in net loss of equity method investment	—	—	—	—	—	—	(4,546)	—	—	—	(4,546)
Other income (expense)	11,012	—	—	—	(11,109)	(97)	(144,271)	—	—	141,453	(2,915)

Net income (loss) before income taxes	(147,442)	41,145	(86)	14,627	(55,109)	(146,865)	(145,213)	3,302	1,870	141,633	(145,273)

Benefit from (provision for) income taxes	59	(577)	—	—	—	(518)	(165)	—	—	578	(105)

Net income (loss)	$(147,383)	$40,568	$(86)	$14,627	$(55,109)	$(147,383)	$(145,378)	$3,302	$1,870	$142,211	$(145,378)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2008 THROUGH JULY 31, 2008 (PREDECESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(278,970)	$—	$22	$—	$—	$(278,948)	$20,961	$6,897	$4	$—	$(251,086)
Cash flows from investing activities:
Additions to property and equipment	(23,854)	—	—	—	—	(23,854)	(6,989)	—	—	—	(30,843)
Sales of property and equipment	—	—	—	—	—	—	—	—	—	—	—
Purchases of restricted and other investments		—	—	—	—	—	(34,825)	—	—	—	(34,825)
Sale of restricted and other investments	—	—	—	—	—	—	—	—	—	—	—

Net cash (used in) provided by investing activities	(23,854)	—	—	—	—	(23,854)	(41,814)	—	—	—	(65,668)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	964	—	—	—	964
Capital contributions from Holdings	13,125	—	—	—		13,125	(13,125)	—	—	—	—
Capital contributions from outside investor to minority interest	—	—	—	—	—	—	—	—	—	—	—
Proceeds from insuance of debt by minority interest	—	—	—	—	—	—	—	—	—	—	—
Long term borrowings, net of related costs	1,023,190	—	—	—	—	1,023,190	—	—	—	—	1,023,190
Payments to minority interest holder	—	—	—	—	—	—	—	(6,897)	—	—	(6,897)
Repayment of long term borrowings	(35,210)	—	—	—	—	(35,210)	—	—	—	—	(35,210)
Payment of premiums on redemption of debt	—	—	—	—	—	—	—	—	—	—	—
Other, net	—	—	—	—	—	—	(2,458)	—	—	—	(2,458)

Net cash provided by (used in) financing activities	1,001,105	—	—	—	—	1,001,105	(14,619)	(6,897)	—	—	979,589

Net increase (decrease) in cash and cash equivalents	698,281	—	22	—	—	698,303	(35,472)	—	4	—	662,835
Cash and cash equivalents at beginning of period	100,111	—	11	—	—	100,122	56,554	—	10	—	156,686

Cash and cash equivalents at end of period	$798,392	$—	$33	$—	$—	$798,425	$21,082	$—	$14	$—	$819,521

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE PERIOD AUGUST 1, 2008 THROUGH SEPTEMBER 30, 2008 (SUCCESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$8,391	$—	$(15)	$—	$—	$8,376	$(4,249)	$1,479	$(3)	$—	$5,603
Cash flows from investing activities:
Additions to property and equipment	(7,727)	—	—	—	—	(7,727)	(166)	—	—	—	(7,893)
Sales of property and equipment	—	—	—	—	—	—	—	—	—	—	—
Purchases of restricted and other investments	—	—	—	—	—	—	—	—	—	—	—
Sale of restricted and other investments		—	—	—	—	—	25,400	—	—	—	25,400

Net cash (used in) provided by investing activities	(7,727)	—	—	—	—	(7,727)	25,234	—	—	—	17,507

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	—	—	—	—	—
Capital contributions from Holdings	—	—	—	—		—	—	—	—	—	—
Capital contributions from outside investor to minority interest	—	—	—	—	—	—	—	—	—	—	—
Proceeds from insuance of debt by minority interest	—	—	—	—	—	—	—	—	—	—	—
Long term borrowings, net of related costs	533,941	—	—	—	—	533,941	—	—	—	—	533,941
Payments to minority interest holder	(60,401)	—	—	—	—	(60,401)		(1,479)	—	—	(61,880)
Repayment of long term borrowings	(1,080,553)	—	—	—	—	(1,080,553)	—	—	—	—	(1,080,553)
Payment of premiums on redemption of debt	—	—	—	—	—	—	(18,693)		—	—	(18,693)
Other, net	—	—	—	—	—	—	(98)	—	—	—	(98)

Net cash provided by (used in) financing activities	(607,013)	—	—	—	—	(607,013)	(18,791)	(1,479)	—	—	(627,283)

Net increase (decrease) in cash and cash equivalents	(606,349)	—	(15)	—	—	(606,364)	2,194	—	(3)	—	(604,173)
Cash and cash equivalents at beginning of period	798,392	—	33	—	—	798,425	21,082	—	14	—	819,521

Cash and cash equivalents at end of period	$192,043	$—	$18	$—	$—	$192,061	$23,276	$—	$11	$—	$215,348

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (PREDECESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(112,837)	$25	$11,235	$—	$—	$(101,577)	$(39,890)	$5,209	$40,389	$—	$(95,869)
Cash flows from investing activities:
Additions to property and equipment	(42,567)	(25)	—	—	—	(42,592)	(79,169)	(288,500)	—	288,500	(121,761)
Sales of property and equipment	—	—	—	—	—	—	288,500	—	—	(288,500)	—
Purchases of restricted and other investments	—	—	—	—	—	—	—	—	—	—	—
Sale of restricted and other investments	199	—	—	—	—	199	—	—	1,702	—	1,901

Net cash (used in) provided by investing activities	(42,368)	(25)	—	—	—	(42,393)	209,331	(288,500)	1,702	—	(119,860)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	4,389	—	—	—	4,389
Capital contributions from Holdings	145,459	—	—	—		145,459	(145,459)	—	—	—	—
Capital contributions from outside investor to minority interest	—	—	—	—	—	—	—	57,700	—	(57,700)	—
Proceeds from insuance of debt by minority interest	—	—	—	—	—	—	—	230,800	—	(230,800)	—
Long term borrowings, net of related costs	(4,262)	—	—	—	—	(4,262)	—	—	—	288,500	284,238
Payments to minority interest holder	—	—	—	—	—	—	—	(5,209)	—	—	(5,209)
Repayment of long term borrowings	—	—	(11,251)	—	—	(11,251)	—	—	(38,877)	—	(50,128)
Payment of premiums on redemption of debt	—	—	—	—	—	—	—	—	(2,965)	—	(2,965)
Other, net	(1,625)	—	—	—	—	(1,625)	—	—	—	—	(1,625)

Net cash provided by (used in) financing activities	139,572	—	(11,251)	—	—	128,321	(141,070)	283,291	(41,842)	—	228,700

Net increase (decrease) in cash and cash equivalents	(15,633)	—	(16)	—	—	(15,649)	28,371	—	249	—	12,971
Cash and cash equivalents at beginning of period	92,445	—	32	—	—	92,477	125,593	—	146	—	218,216

Cash and cash equivalents at end of period	$76,812	$—	$16	$—	$—	$76,828	$153,964	$—	$395	$—	$231,187

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”), and in other reports and documents published by us from time to time, particularly the risk factors described under “Business—Risk Factors” in Item 1A of the Form 10-K.

Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

•	our substantial indebtedness, which could adversely affect our financial health, and our need to refinance substantial portions of our debt shortly, which refinancing may not be available;

•

our merger with SIRIUS, including the possibility that the anticipated benefits of the merger may not be fully realized or may take longer to realize; and the risks associated with the undertakings made to the FCC and its affects on our business in the future;

•	the useful life of our satellites, which have experienced failures on their solar arrays and other component failures and, in certain cares, are not insured;

•	our dependence upon third parties, including manufacturers and distributors of satellite radios, retailers, automakers and programming providers; and

•

our competitive position versus other forms of audio and video entertainment including terrestrial radio, HD radio, internet radio, mobile phones, iPods and other MP3 devices, and emerging next generation networks and technologies.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any of these forward-looking statements. In addition, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made, to reflect the occurrence of unanticipated events or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Executive Summary

On July 28, 2008, Vernon Merger Corporation, a wholly-owned subsidiary of SIRIUS Satellite Radio Inc. (“SIRIUS”), merged with and into XM Satellite Radio Holdings Inc. (the “Merger”), as a result of which XM is now a wholly-owned subsidiary of SIRIUS. The Merger was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 19, 2007, entered into by and among XM, Vernon Merger Corporation, and SIRIUS. On August 5, 2008, SIRIUS changed its name from Sirius Satellite Radio to Sirius XM Radio Inc.

We provide satellite radio in the United States. We broadcast music, sports, news, talk, entertainment, traffic and weather for a monthly subscription fee.

We broadcast through proprietary satellite radio systems, which currently consist of a total of four satellites, over 800 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers receive XM service through radios, which are sold by automakers, consumer electronics retailers, mobile audio dealers and through our websites. Subscribers can also receive music channels and certain other channels over the internet.

XM radios are primarily distributed through retailers; automakers, or OEMs; and through our websites. Satellite radios can be purchased at major retailers. On September 30, 2008, XM radios were available at more than 20,000 retail locations. We also have agreements with major automakers including Acura/Honda, General Motors, Honda, Hyundai, Infiniti/Nissan, Lexus/Toyota/Scion, among others, to offer satellite radios as factory or dealer-installed equipment in their vehicles. Current economic conditions, particularly the dramatic and recent slow down in auto sales, have negatively impacted subscriber growth for 2008 and 2009. XM radios are also offered to customers of rental car companies, including Avis.

As of September 30, 2008, we had 9,896,072 subscribers compared with 9,026,837 subscribers as of December 31, 2007 and 8,566,594 subscribers as of September 30, 2007. Our subscriber totals include subscribers under our regular pricing plans; subscribers that have prepaid, including payments received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; active XM radios under our agreement with Avis; and subscribers to XM Internet Radio, our Internet services.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for pre-paid and long-term subscriptions as well as discounts for multiple subscriptions. Currently we receive an average of approximately eight months of prepaid revenue per subscriber upon activation. We also derive revenue from activation fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our Backseat TV, data and weather services. We believe our ability to attract and retain subscribers depends in large part on creating and sustaining distribution channels for satellite radios, the strength of our brands, and the quality and entertainment value of our programming.

In certain cases, automakers include a subscription to our radio services in the sale or lease price of vehicles. The length of these prepaid subscriptions varies, but is typically three months to one year. In many cases, we receive subscription payments from automakers in advance of the activation of our service. We also reimburse various automakers for certain costs associated with satellite radios installed in their vehicles.

FCC Conditions

In order to demonstrate to the FCC that the Merger was in the public interest, we agreed to implement a number of voluntary commitments. These programming, minority and public interest, equipment, subscription rates, and other service commitments are summarized as follows:

Programming

A La Carte Programming: We have committed to offer the following a la carte programming options to eligible radios:

•

50 channels will be available for $6.99 a month. Additional channels can be added for 25 cents each, with premium programming priced at additional cost. However, in no event will a customer subscribing to this a la carte option pay more than $12.95 per month for this programming.

•	100 channels will be available on an a la carte basis for $14.99 a month.

We have also introduced these packages and a radio capable of receiving them:

“Best of Both” Programming: We offer customers the ability to receive the best of both SIRIUS and XM programming at a monthly cost of $16.99.

Mostly Music or News, Sports and Talk Programming: We offer customers an option of “mostly music” programming or news, sports and talk programming at a cost of $9.99 per month.

Discounted Family-Friendly Programming: We offer consumers a “family-friendly” version of existing SIRIUS or XM programming at a cost of $11.95 a month, representing a discount of $1.00 per month. SIRIUS and XM customers also offer a family-friendly version of the Best of Both Programming. This programming costs $14.99 per month, representing a discount of $2.00 per month from the cost of the “best of” programming.

Public Interest and Qualified Entity Channels.

We have agreed to set aside four percent of the full-time audio channels on the SIRIUS platform and on the XM platform, which currently represents six channels on the SIRIUS platform and six channels on the XM platform, for noncommercial, educational and informational programming within the meaning of the FCC rules that govern a similar obligation of direct broadcast satellite providers. We will not select a programmer to fill more than one non-commercial, educational or informational channel on each of the SIRIUS and XM platforms as long as demand for such channels exceeds available supply.

In addition, we have agreed to enter into long-term leases or other agreements to provide to a Qualified Entity or Entities, defined as an entity or entities that are majority-owned by persons who are African American, not of Hispanic origin; Asian or Pacific Islanders; American Indians or Alaskan Natives; or Hispanics, rights to four percent of the full-time audio channels on the SIRIUS platform and on the XM platform, which currently represents six channels on the SIRIUS platform and six channels on the XM platform. As digital compression technology enables us to broadcast additional full-time audio channels, we will ensure that four percent of full-time audio channels on the SIRIUS platform and the XM platform are reserved for a Qualified Entity or Entities.

The Qualified Entity or Entities will not be required to make any lease payments for such channels. We will have no editorial control over these channels. We expect the FCC to inform us how it plans to select these Qualified Entities in the near future.

Equipment

We are required to provide, on commercially reasonable terms, our intellectual property necessary to permit any device manufacturer to develop equipment that can deliver our satellite radio services. Chip sets for satellite radios, which include the encryption, conditional access and security technology necessary to access our satellite radio services, may be purchased by licensees from manufacturers in negotiated transactions with such manufacturers. We will not enter into any agreement that grants, or that would have the effect of granting, a device manufacturer an exclusive right to manufacture, market and sell equipment that can deliver our satellite radio services.

We will also not execute any agreement or take any other action that would bar, or have the effect of barring, a car manufacturer or other third party from including non-interfering HD radio chips, iPod compatibility, or other audio technology in an automobile or audio device.

Service to Puerto Rico

We have filed applications with the FCC to provide the SIRIUS satellite radio service to the Commonwealth of Puerto Rico using terrestrial repeaters and will, upon grant of the necessary permanent authorizations, promptly introduce SIRIUS satellite radio service to the Commonwealth. We have not yet determined which platform this service will be rolled out on and the potential impact on the operations of XM is unknown.

Interoperable Receivers

Within nine months of the consummation of the Merger, April 28, 2009, we will offer for sale an interoperable receiver in the retail after-market.

Subscription Rates

We have agreed not to raise the retail price for, or reduce the number of channels in, our basic $12.95 per month subscription package, the a la carte programming packages or the new programming packages described above until July 28, 2011, thirty six months after consummation of the Merger. After July 29, 2009, the first anniversary of the consummation of the Merger, we may pass through cost increases incurred since the filing of our FCC merger application as a result of statutorily or contractually required payments to the music, recording and publishing industries for the performance of musical works and sound recordings or for device recording fees. We will provide customers, either on individual bills or on our website, specific costs passed through to consumers pursuant to the preceding sentence.

Local Programming and Advertising

We have committed not to originate local programming or advertising through our repeater networks.

Results of Operations

As a result of the consummation of the Merger, the financial results have been presented separately for the three months ended September 30, 2008 for the “Predecessor Entity” for the period July 1, 2008 through July 31, 2008 and for the “Successor Entity” for the period August 1, 2008 through September 30, 2008 and for the nine months ended September 30, 2008 for the “Predecessor Entity” for the period January 1, 2008 through July 31, 2008 and for the “Successor Entity” for the period August 1, 2008 through September 30, 2008. For comparative purposes, we combined the period from January 1, 2008 through September 30, 2008 in our discussions below, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a U.S. GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented.

	Successor Entity	Predecessor Entity	Combined
(in thousands, except per share data)	August 1, 2008 Through September 30, 2008	July 1, 2008 Through July 31, 2008	Three months ended September 30, 2008
Revenue:
Subscriber revenue, including effects of rebates	$181,153	$94,800	$275,953
Advertising revenue, net of agency fees	5,165	3,193	8,358
Equipment revenue	3,351	1,585	4,936
Other revenue	5,934	5,126	11,060

Total revenue	195,603	104,704	300,307
Operating expenses (depreciation and amortization shown separately below)(1):
Cost of services:
Satellite and transmission	12,458	6,644	19,102
Programming and content	18,046	15,991	34,037
Revenue share and royalties	38,539	24,198	62,737
Customer service and billing	23,819	12,249	36,068
Cost of equipment	5,020	2,406	7,426
Sales and marketing	28,951	17,268	46,219
Subscriber acquisition costs	27,482	33,366	60,848
General and administrative	19,215	33,209	52,424
Engineering, design and development	5,191	2,611	7,802
Impairment of goodwill	5,026,838	—	5,026,838
Depreciation and amortization	34,620	10,828	45,448

Total operating expenses	5,240,179	158,770	5,398,949

Loss from operations	(5,044,576)	(54,066)	(5,098,642)

	Successor Entity	Predecessor Entity	Combined
(in thousands, except per share data)	August 1, 2008 Through September 30, 2008	July 1, 2008 Through July 31, 2008	Three months ended September 30, 2008
Other income (expense):
Interest and investment income	3,963	594	4,557
Interest expense, net of amounts capitalized	(47,798)	(14,130)	(61,928)
Gain (loss) on change in value of embedded derivative	242,223	—	242,223
Loss from impairment of investments	—	(2,625)	(2,625)
Equity in net loss of equity method investment	(3,089)	(1,835)	(4,924)
Other (expense) income	(4,074)	(1,048)	(5,122)

Total other income (expense)	191,225	(19,044)	172,181

Loss before income taxes	(4,853,351)	(73,110)	(4,926,461)
Income tax expense	(672)	(508)	(1,180)

Net loss	$(4,854,023)	$(73,618)	$(4,927,641)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:
Satellite and transmission	$570	$305	$875
Programming and content	961	586	1,547
Customer service and billing	332	228	560
Sales and marketing	1,038	770	1,808
Subscriber acquisition costs	—	—	—
General and administrative	2,000	1,634	3,634
Engineering, design and development	710	510	1,220

Total share-based payment expense	$5,611	$4,033	$9,644

	Successor Entity	Predecessor Entity	Combined
(in thousands, except per share data)	August 1, 2008 Through September 30, 2008	January 1, 2008 Through July 31, 2008	Nine months ended September 30, 2008
Revenue:
Subscriber revenue, including effects of rebates	$181,153	$664,850	$846,003
Advertising revenue, net of agency fees	5,165	22,743	27,908
Equipment revenue	3,351	13,397	16,748
Other revenue	5,934	30,204	36,138

Total revenue	195,603	731,194	926,797
Operating expenses (depreciation and amortization shown separately below) (1):
Cost of services:
Satellite and transmission	12,458	46,566	59,024
Programming and content	18,046	117,156	135,202
Revenue share and royalties	38,539	166,606	205,145
Customer service and billing	23,819	82,947	106,766
Cost of equipment	5,020	20,013	25,033
Sales and marketing	28,951	126,054	155,005
Subscriber acquisition costs	27,482	174,083	201,565
General and administrative	19,215	116,444	135,659
Engineering, design and development	5,191	23,045	28,236
Impairment of goodwill	5,026,838	—	5,026,838
Depreciation and amortization	34,620	88,749	123,369

Total operating expenses	5,240,179	961,663	6,201,842

Loss from operations	(5,044,576)	(230,469)	(5,275,045)

	Successor Entity	Predecessor Entity	Combined
(in thousands, except per share data)	August 1, 2008 Through September 30, 2008	January 1, 2008 Through July 31, 2008	Nine months ended September 30, 2008
Other income (expense):
Interest and investment income	3,963	3,013	6,976
Interest expense, net of amounts capitalized	(47,798)	(73,937)	(121,735)
Gain (loss) on change in value of embedded derivative	242,223	—	242,223
Loss from impairment of investments	—	(2,625)	(2,625)
Equity in net loss of equity method investment	(3,089)	(10,385)	(13,474)
Other expense	(4,074)	(6,543)	(10,617)

Total other income (expense)	191,225	(90,477)	100,748

Loss before income taxes	(4,853,351)	(320,946)	(5,174,297)
Income tax expense	(672)	(1,512)	(2,184)

Net loss	$(4,854,023)	$(322,458)	$(5,176,481)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:
Satellite and transmission	$570	$2,745	$3,315
Programming and content	961	4,949	5,910
Customer service and billing	332	1,869	2,201
Sales and marketing	1,038	7,047	8,085
General and administrative	2,000	13,200	15,200
Engineering, design and development	710	4,675	5,385

Total share-based payment expense	$5,611	$34,485	$40,096

Our discussion of our results of operations, along with the selected financial information in the tables that follow, includes the following non-GAAP financial measures: average self-pay monthly churn; conversion rate; average monthly revenue per subscriber, or ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; free cash flow; and adjusted loss from operations. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes following our discussion of results of operations for the definitions and further discussion of usefulness of such non-GAAP financial measures.

Subscribers and Key Operating Metrics:

The following table contains a breakdown of our subscribers for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Beginning subscribers	9,652,691	8,251,782	9,026,837	7,628,552
Net additions	243,381	314,812	869,235	938,042

Ending subscribers	9,896,072	8,566,594	9,896,072	8,566,594
Retail	4,418,746	4,498,694	4,418,746	4,498,694
OEM	5,387,851	4,016,852	5,387,851	4,016,852
Rental	89,475	51,048	89,475	51,048

Ending subscribers	9,896,072	8,566,594	9,896,072	8,566,594
Retail	(90,392)	(17,490)	(179,260)	85,945
OEM	333,906	320,770	1,020,215	806,483
Rental	(133)	11,532	28,280	45,614

Net additions	243,381	314,812	869,235	938,042

Subscribers. We ended the third quarter of 2008 with 9,896,072 subscribers, an increase of 10% since December 31, 2007 and 16% from the 8,566,594 subscribers as of September 30, 2007. Since September 30, 2007, we lost 79,948 net subscribers from our retail channel and added 1,370,999 net subscribers from our OEM channel, resulting in a 2% decrease and 34% increase in our retail and OEM subscribers, respectively

The following table presents our key operating metrics for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Average self-pay monthly churn(1)(7)	1.7%	2.1%	1.7%	1.8%
Conversion rate	49.7%	52.6%	51.9%	52.2%
ARPU(2)(6)	$9.69	$10.79	$10.24	$10.74
SAC, as adjusted, per gross subscriber addition	$61	$70	$66	$70
Customer service and billing expenses, as adjusted, per average subscriber(4)(6)	$1.21	$1.21	$1.23	$1.21
Total revenue	$300,307	$287,456	$926,797	$828,843
Free cash flow(5)(6)	$—	$(67,799)	$—	$(294,545)
Adjusted income (loss) from operations(7)	$(16,712)	$(46,680)	$(84,742)	$(121,119)
Net loss	(4,927,641)	$(145,378)	$(5,176,481)	$(443,563)

See footnote references following Results of Operations

ARPU. Total ARPU for the three months ended September 30, 2008 was $9.69, compared to $10.79 for the three months ended September 30, 2007.

The Merger fair value adjustment to deferred revenue resulted in a lower total subscription revenue for the period August 1, 2008 through September 30, 2008 of $15,166. This resulted in a reduction to ARPU of $0.52.

We expect ARPU to fluctuate based on the growth of our subscriber base, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices, advertising sales and the identification of additional revenue from subscribers.

SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition was $61 and $70 for the three months ended September 30, 2008 and 2007, respectively. The decrease was primarily driven by the impact of the fair value adjustments, lower retail and OEM subsidies due to lower retail subscribers and a more favorable mix of OEM subsidies.

We expect SAC, as adjusted, per gross subscriber addition to decline as the costs of subsidized components of XM radios decrease in the future. If competitive forces or changes in retailer promotional strategies require us to increase hardware subsidies or promotions, SAC, as adjusted, per gross subscriber addition may increase. Our SAC, as adjusted, per gross subscriber addition will continue to be impacted by our increasing mix of OEM gross subscriber additions.

Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber. Customer service and billing expenses, as adjusted, per average subscriber remained relatively flat at $1.21 for the third quarter of 2008 and the third quarter of 2007.

We expect customer service and billing expenses, as adjusted, per average subscriber to decrease on an annual basis as our subscriber base grows due to scale efficiencies in our call centers and other customer care and billing operations. Our customer service and billing expenses, as adjusted, per average subscriber are generally lower in the first three quarters of our fiscal year and increase in the fourth quarter due to the holiday selling season.

Adjusted Loss from Operations. For the three months ended September 30, 2008 and 2007, adjusted loss from operations was $16,712 and $46,680, respectively, a decrease of $29,968. The decrease was primarily driven by an increase in total revenue of $12,851 as a result of a 16% increase in our subscriber base, a net benefit from the impact of the fair value adjustments of $21,508 and a $3,595 improvement in subscriber acquisition costs which more than offset an increase in revenue share and royalties.

Net Income (Loss). For the three months ended September 30, 2008 and 2007, net income (loss) was $(4,927,641) and $(145,378). The increase was primarily driven by the impairment of goodwill of $5,026,838, offset by a gain on change in value of embedded derivative of $242,223 for the three months ended September 30, 2008.

Three and Nine Months Ended September 30, 2008 Compared with Three and Nine Months Ended September 30, 2007

Total Revenue

Subscriber Revenue. Subscriber revenue includes subscription fees, activation fees and the effects of rebates.

•

Three Months: For the three months ended September 30, 2008 and 2007, subscriber revenue was $275,953 and $261,699, respectively, an increase of 5% or $14,254. The increase was attributable to the growth of subscribers to our service.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, subscriber revenue was $846,003 and $753,382, respectively, an increase of 12% or $92,621. The increase was attributable to the growth of subscribers to our service.

The following table contains a breakdown of our subscriber revenue for the periods presented (in thousands):

	Successor Entity	Predecessor Entity
	August 1, 2008, 2008 Through September 30, 2008	July 1, 2008 Through July 31, 2008	Three months ended September 30, 2007	January 1, 2008 Through July 31, 2008	Nine months ended September 30, 2007

Subscription fees	$181,264	$93,190	$257,014	$653,755	$740,984
Activation fees	48	1,667	4,929	11,855	14,348
Effect of rebates	(159)	(57)	(244)	(760)	(1,950)

Total subscriber revenue	$181,153	$94,800	$261,699	$664,850	$753,382

Future subscriber revenue will be dependent upon, among other things, the growth of our subscriber base, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices and the identification of additional revenue streams from subscribers.

Advertising Revenue. Advertising revenue includes the sale of advertising on our non-music channels, net of agency fees. Agency fees are based on a stated percentage per the advertising agreements applied to gross billing revenue.

•

Three Months: For the three months ended September 30, 2008 and 2007, net advertising revenue was $8,358 and $10,716, respectively, which represents a decrease of $2,358. The decrease was driven by lower advertising spot sales compared to September 30, 2007.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, net advertising revenue was $27,908 and $28,347, respectively, which represents a decrease of $439. The decrease was driven by lower advertising spot sales compared to September 30, 2007.

We expect advertising revenue to grow as our subscribers increase, as we continue to improve content, and as we increase the size and effectiveness of our advertising sales force. Advertising revenue is subject to fluctuation based on the overall advertising environment. Our advertising revenue may also fluctuate in the short term as a result of the integration with SIRIUS.

Equipment Revenue. Equipment revenue includes revenue from the direct sale of radios and accessories through our direct to consumer distribution channel.

•

Three Months: For the three months ended September 30, 2008 and 2007, equipment revenue was $4,936 and $4,310, respectively, which represents an increase of $626. The increase was the result of higher sales through our direct to consumer distribution channel, offset by the effects of promotional discounts.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, equipment revenue was $16,748 and $15,265, respectively, which represents an increase of $1,483. The increase was the result of higher sales through our direct to consumer distribution channel, offset by the effects of promotional discounts.

We expect equipment revenue to increase as we introduce new products and as sales grow through our direct to consumer distribution channel.

Operating Expenses

Satellite and Transmission. Satellite and transmission expenses consist of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control system; terrestrial repeater network; satellite uplink facility; and broadcast studios.

•

Three Months: For the three months ended September 30, 2008 and 2007, satellite and transmission expenses were $19,102 and $19,947, respectively, which represents a decrease of $845. Excluding stock-based compensation of $875 and $1,390 for the three months ended September 30, 2008 and 2007, respectively, satellite and transmission expenses decreased $330 from

$18,557 to $18,227. As of September 30, 2008 and 2007, we had over 800 terrestrial repeaters, respectively in operation. Satellite and transmission expense decreased compared to September 30, 2007 as a result of decreased costs related to our terrestrial repeater network.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, satellite and transmission expenses were $59,024 and $60,732, respectively, which represents a decrease of $1,708. Excluding stock-based compensation of $3,315 and $3,606 for the nine months ended September 30, 2008 and 2007, respectively, satellite and transmission expenses decreased $1,417 from $57,126 to $55,709. As of September 30, 2008 and 2007, we had over 800 terrestrial repeaters, respectively in operation. Satellite and transmission expense decreased compared to September 30, 2007 as a result of decreased costs related to our terrestrial repeater network.

We expect satellite and transmission expenses to decrease as we consolidate terrestrial repeater sites and realize other synergies as a result of the Merger. Such expenses may increase in future periods if we decide to increase our in-orbit satellite insurance.

Programming and Content. Programming and content expenses include costs to acquire, create and produce content and on-air talent costs. We have entered into various agreements with third parties for music and non-music programming. These agreements require us to pay license fees, share advertising revenue, purchase advertising on media properties owned or controlled by the licensor and pay other guaranteed amounts. Purchased advertising is recorded as a sales and marketing expense in the period the advertising is broadcast.

•

Three Months: For the three months ended September 30, 2008 and 2007, programming and content expenses were $34,037 and $46,825, respectively, which represents a decrease of $12,788. Excluding stock-based compensation of $1,547 and $2,458 for the three months ended September 30, 2008 and 2007, respectively, programming and content expenses decreased $11,877 from $44,367 to $32,490. This decrease of $11,877 was primarily attributable to the impact of the amortization of fair value adjustments for executory contracts.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, programming and content expenses were $135,202 and $132,603, respectively, which represents an increase of $2,599. Excluding stock-based compensation of $5,910 and $6,685 for the nine months ended September 30, 2008 and 2007, respectively, programming and content expenses remained relatively flat.

We expect our programming and content expenses, excluding stock-based compensation expense, will decrease following the Merger, as a result of reduction in duplicate programming and content costs. We regularly evaluate programming opportunities and may choose to acquire and develop new content or renew current programming agreements in the future at different costs.

Revenue Share and Royalties. Revenue share and royalties include distribution and content provider revenue share, residuals and broadcast and web streaming royalties. Residuals are monthly fees paid based upon the number of subscribers using a XM radio purchased from a retailer. Advertising revenue share is recorded to revenue share and royalties in the period the advertising is broadcast.

•

Three Months: For the three months ended September 30, 2008 and 2007, revenue share and royalties were $62,737 and $52,416, respectively, which represents an increase of $10,321. This increase was attributable to the determination by the Copyright Royalty Board in January 2008 of the royalty rate under the statutory license covering the performance of sound recordings. The 4% growth in the company’s revenues also contributed to the increase in revenue share and royalties.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, revenue share and royalties were $205,145 and $149,565, respectively, which represents an increase of $55,580. This increase was attributable to the determination by the Copyright Royalty Board in January 2008 of the royalty rate under the statutory license covering the performance of sound recordings. The 12% growth in the company’s revenues also contributed to the increase in revenue share and royalties.

We expect these costs to increase as we continue to experience revenue growth and expand our distribution of XM radios through automakers and as a result of statutory increases in the royalty for sound recording performances.

Customer Service and Billing. Customer service and billing expenses include costs associated with the operation of our customer service centers and subscriber management system as well as bad debt expense.

•

Three Months: For the three months ended September 30, 2008 and 2007, customer service and billing expenses were $36,068 and $31,396, respectively, which represents an increase of $4,672. Excluding stock-based compensation of $560 and $726 for the three months ended September 30, 2008 and 2007, respectively, customer service and billing expenses increased $4,838 from $30,670 to $35,508. This increase of $4,838 was primarily due to higher call center operating costs necessary to accommodate the increase in the our subscriber base and higher total transaction fees on the larger base. Customer service and billing expenses, excluding stock-based compensation, increased 16% compared with an increase in subscribers of 16% year over year.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, customer service and billing expenses were $106,766 and $90,073, respectively, which represents an increase of $16,693. Excluding stock-based compensation of $2,201 and $1,663 for the three months ended September 30, 2008 and 2007, respectively, customer service and billing expenses increased $16,155 from $88,410 to $104,565. This increase of $16,155 was primarily due to higher call center operating costs necessary to accommodate the increase in our subscriber base and higher total transaction fees on the larger base. Customer service and billing expenses, excluding stock-based compensation, increased 18% compared with an increase in subscribers of 16% year over year.

We expect our customer care and billing expenses, excluding stock-based compensation expense, to decrease on a per subscriber basis, but increase overall as our subscriber base grows due to increased call center operating costs, transaction fees necessary to serve a larger subscriber base and bad debt expense.

Cost of Equipment. Cost of equipment includes costs for XM radios and accessories sold through our direct to consumer distribution channel.

•

Three Months: For the three months ended September 30, 2008 and 2007, cost of equipment was $7,426 and $9,585, respectively, which represents a decrease of $2,159. The decrease was primarily attributable to lower inventory related charges for obsolescence.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, cost of equipment was $25,033 and $40,555, respectively, which represents a decrease of $15,522. The decrease was primarily attributed to lower inventory related charges for obsolescence.

We expect cost of equipment to increase in the future as sales through our direct to consumer distribution channel grow.

Sales and Marketing. Sales and marketing expenses include costs for advertising, media and production, including promotional events and sponsorships; cooperative marketing; customer retention and compensation. Cooperative marketing costs include fixed and variable payments to reimburse retailers and automakers for the cost of advertising and other product awareness activities.

•

Three Months: For the three months ended September 30, 2008 and 2007, sales and marketing expenses were $46,219 and $67,937, respectively, which represents a decrease of $21,718. Excluding stock-based compensation of $1,808 and $3,360 for the three months ended September 30, 2008 and 2007, respectively, sales and marketing expenses decreased $20,166, from $64,577 to $44,411. This decrease was primarily attributable to lower consumer advertising and reduced cooperative marketing spend with the company’s channel partners.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, sales and marketing expenses were $155,005 and $186,237, respectively, which represents a decrease of $31,232. Excluding stock-based compensation of $8,085 and $8,143 for the nine months ended September 30, 2008 and 2007, respectively, sales and marketing expenses decreased $31,174 from $178,094 to $146,920. This decrease was primarily attributable to lower consumer advertising and reduced cooperative marketing spend with the company’s channel partners.

We expect sales and marketing expenses, excluding stock-based compensation expense, to decrease as we integrate our advertising and promotional activities with SIRIUS and gain efficiencies in marketing management and eliminate overlapping distribution support costs.

Subscriber Acquisition Costs. Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include an XM radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; commissions paid to retailers and automakers as incentives to purchase, install and activate XM radios; product warranty obligations; provisions for inventory allowance; and compensation costs associated with stock-based awards granted in connection with certain distribution agreements. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of XM radios and revenue share payments to automakers and retailers of XM radios.

•

Three Months: For the three months ended September 30, 2008 and 2007, subscriber acquisition costs were $60,848 and $61,658, respectively, which represents a decrease of $810. This decrease was primarily attributable to the fair value adjustments of executory contracts.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, subscriber acquisition costs were $201,565 and $169,115, respectively, which represents an increase of 19% or $32,450. This increase was primarily driven by increased subsidies to our OEM partners, as they increase penetration of radios into their cars.

We expect total subscriber acquisition costs, excluding stock-based compensation expense, to decrease as increases in our gross subscriber additions are offset by continuing declines in the costs of subsidized components of XM radios. We intend to continue to offer subsidies, commissions and other incentives to acquire subscribers.

General and Administrative. General and administrative expenses include rent and occupancy, finance, legal, human resources, information technology and investor relations costs.

•

Three Months: For the three months ended September 30, 2008 and 2007, general and administrative expenses were $52,424 and $56,016, respectively, which represents a decrease of $3,592. Excluding stock-based compensation of $3,634 and $9,849 for the three months ended September 30, 2008 and 2007, respectively, general and administrative expenses increased $2,623 from $46,167 to $48,790. This increase of $2,623 was primarily the result of higher litigation related costs and compensation-related costs to support the growth of our business.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, general and administrative expenses were $135,659 and $145,468, respectively, which represents a decrease of $9,809. Excluding stock-based compensation of $15,200 and $22,455 for the nine months ended September 30, 2008 and 2007, respectively, general and administrative expenses decreased $2,554 from $123,013 to $120,459. This decrease of $2,554 was the result of increased costs in 2007, including increased compensation costs as a result of the departure of our Chief Executive Officer and increased legal fees associated with regulatory inquiries.

We expect our general and administrative expenses, excluding stock-based compensation expense, to decrease in future periods as we complete the integration of the Merger and gain efficiencies in staff, facilities, insurance, professional fees and information technology costs. General and administrative expenses could fluctuate in certain periods as a result of litigation costs.

Future expense associated with stock-based compensation is contingent upon a number of factors, including the number of stock-based awards granted, the price of our common stock, assumptions used in estimating the fair value of stock-based awards, estimates for forfeitures, vesting provisions and the timing as to when certain performance criteria are met, and could materially change.

Engineering, Design and Development. Engineering, design and development expenses include costs to develop our future generation of chip sets and new products, research and development for broadcast information, and costs associated with the incorporation of SIRIUS radios into vehicles manufactured by automakers.

•

Three Months: For the three months ended September 30, 2008 and 2007, engineering, design and development expenses were $7,802 and $8,343, respectively, which represents a decrease of $541. Excluding stock-based compensation of $1,220 and $2,204, for the three months ended September 30, 2008 and 2007, respectively, engineering, design and development expenses remained relatively flat.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, engineering, design and development expenses were $28,236 and $23,812, respectively, which represents a increase of $4,424. Excluding stock-based compensation of $5,385 and $5,646 for the nine months ended September 30, 2008 and 2007, respectively, engineering, design and development expenses increased $4,685 from $18,166 to $22,851. This increase was primarily attributable to increased OEM and product development costs.

We expect engineering, design and development expenses, excluding stock-based compensation expense, to decrease in future periods as we complete the integration of SIRIUS and XM and gain efficiencies in engineering, design and development activities.

Other Income (Expense)

Interest and Investment Income. Interest and investment income includes realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase.

•	Three Months: For the three months ended September 30, 2008 and 2007, interest and investment income was $4,557 and $3,495, respectively, which remained relatively flat period over period.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, interest and investment income was $6,976 and $11,277, respectively, which represents a decrease of $4,301. The decrease was primarily attributable to lower interest rates in 2008 and a lower cash balance.

Interest Expense. Interest expense includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our new satellite and launch vehicle.

•

Three Months: For the three months ended September 30, 2008 and 2007, interest expense was $61,928 and $27,757, respectively, which represents an increase of $34,171. Interest expense increased significantly due to the additional debt issuances and modification of existing debt in July and August 2008, as well as the impact of the purchase price adjustments, which set the existing debt at fair value and caused interest expense to increase. Interest expense was offset by the capitalized interest associated with satellite construction and the related launch vehicle.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, interest expense was $121,735 and $87,789, respectively, which represents an increase of $33,946. Interest expense increased significantly due to the additional debt issuances in July and August 2008, as well as the impact of the purchase price adjustments which set the existing debt at fair value and caused interest expense to increase. Interest expense was offset by the capitalized interest associated with satellite construction and the related launch vehicle.

Gain on change in value of embedded derivative. The change in the value of the embedded derivative reflects the change in the fair value of the derivative liability. The fair value of the derivative is impacted by the value of the underlying, SIRIUS common shares.

•

Three Months: For the three months ended September 30, 2008, we recorded a gain on change in value of embedded derivative of $242,223. As a result of the Merger, we recorded derivative liabilities reflecting the fair value of the embedded derivative as of the Merger date. Subsequent to July 28, 2008, the SIRIUS stock price decreased significantly resulting in a decreased fair value and a gain on change in value of the derivative.

•

Nine Months: For the nine months ended September 30, 2008, we recorded a gain on change in value of embedded derivative of $242,223. As a result of the Merger, we recorded derivative liabilities reflecting the fair value of the embedded derivative as of the Merger date. Subsequent to July 28, 2008, the SIRIUS stock price decreased significantly resulting in a decreased fair value and a gain on change in value of the derivative.

Income Taxes

Income Tax Expense. Income tax expense primarily represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license and trade name, which is amortized over 15 years for tax purposes but not amortized for book purposes in accordance with U.S. generally accepted accounting principles.

•	Three Months: We recorded income tax expense of $1,180 and $105 for the three months ended September 30, 2008 and 2007, respectively.

•	Nine Months: We recorded income tax expense (benefit) of $2,184 and ($1,070) for the nine months ended September 30, 2008 and 2007, respectively.

Footnotes to Results of Operations

(1)	Average self-pay monthly churn represents the average of self-pay deactivations by the quarter divided by the average self-pay subscriber balance for the quarter.

(2)	We measure the success of OEM subscribers on a promotional program based on the percentage of subscribers that receive the service and convert to self-paying after the initial paid promotion period. We refer to this as the “conversion rate.” At the time of sale, vehicle owners generally receive between three and twelve month prepaid trial subscriptions and we receive a subscription fee from the OEM with paid promotional trials. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications and become self-paying subscribers.

(3)	ARPU is derived from total earned subscriber revenue and net advertising revenue divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows (in thousands, except for per subscriber amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Subscriber revenue	$275,953	$261,699	$846,003	$753,382
Net advertising revenue	8,358	10,716	27,908	28,347

Total subscriber and net advertising revenue	$284,311	$272,415	$873,911	$781,729

Daily weighted average number of subscribers	9,779,397	8,417,030	9,481,219	8,090,264

ARPU	$9.69	$10.79	$10.24	$10.74

(4)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding stock-based compensation divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for per subscriber amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Subscriber acquisition cost	$60,848	$61,658	$201,565	$169,115
Less: stock-based compensation granted to thrid parties and employees	—	—	—	—
Add: margin from direct sales of radios and accessories	2,490	5,275	8,285	25,290

SAC, as adjusted	$63,338	$66,933	$209,850	$194,405

Gross subscriber additions	1,045,560	951,558	3,161,251	2,761,237
SAC, as adjusted, per gross subscriber addition	$61	$70	$66	$70

(4)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding stock-based compensation, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for per subscriber amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Customer service and billing expenses	$36,068	$31,396	$106,766	$90,073
Less: stock-based compensation	(560)	(726)	(2,201)	(1,663)

Customer service and billing expenses, as adjusted	$35,508	$30,670	$104,565	$88,410

Daily weighted average number of subscribers	9,779,397	8,417,030	9,481,219	8,090,264
Customer service and billing expenses, as adjusted, per average subscriber	$1.21	$1.21	$1.23	$1.21

(5)	Free cash flow is calculated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net change in cash and cash equivalents	$31,495	$(44,205)	$58,662	$12,971
Cash flow from financing activities	(53,253)	9,152	(352,306)	(228,700)
Other investing	—	—	9,425	—

Free cash flow	$(21,758)	$(35,053)	$(284,219)	$(215,729)

(6)	Average monthly self-pay churn; conversion rate; ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; and free cash flow are not measures of financial performance under U.S. generally accepted accounting principles (“GAAP”). We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used by us for budgetary and planning purposes; when publicly providing our business outlook; as a means to evaluate period-to-period comparisons; and to compare our performance to that of our competitors. We also believe that investors also use our current and projected metrics to monitor the performance of our business and make investment decisions.

We believe the exclusion of stock-based compensation expense in our calculations of SAC, as adjusted, per gross subscriber addition and customer service and billing expenses, as adjusted, per average subscriber is useful given the significant variation in expense that can result from changes in the fair market value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our subscriber acquisition costs and customer service and billing expenses. Specifically, the exclusion of stock-based compensation expense in our calculation of SAC, as adjusted, per gross subscriber addition is critical in being able to understand the economic impact of the direct costs incurred to acquire a subscriber and the effect over time as economies of scale are reached.

These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

(7)	We refer to net loss before taxes; other income (expense)-including interest and investment income, interest expense, depreciation, gain (loss) on change in value of embedded derivative, and goodwill impairment; and stock-based compensation expense as adjusted loss from operations. Adjusted income (loss) from operations is not a measure of financial performance under U.S. GAAP. We believe adjusted loss from operations is a useful measure of our operating performance. We use adjusted loss from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period–to-period; and to compare our performance to that of our competitors. We also believe adjusted loss from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted loss from operations to estimate our current or prospective enterprise value and make investment decisions.

Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for interest and depreciation expense. We believe adjusted loss from operations provides useful information about the operating performance of our business apart from the costs associated with our capital structure and physical plant. The exclusion of interest and depreciation expense is useful given fluctuations in interest rates and significant variation in depreciation expense that can result from the amount and timing of capital expenditures and potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of taxes is appropriate for comparability purposes as the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. We also believe the exclusion of stock-based compensation expense is useful given the significant variation in expense that can result from changes in the fair market value of our common stock. To compensate for the exclusion of taxes, other income (expense), depreciation and stock-based compensation expense, we separately measure and budget for these items.

There are material limitations associated with the use of adjusted loss from operations in evaluating our company compared with net loss, which reflects overall financial performance, including the effects of taxes, other income (expense), depreciation and stock-based compensation expense. We use adjusted loss from operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net loss as disclosed in our unaudited consolidated statements of operations. Since adjusted loss from operations is a non-GAAP financial measure, our calculation of adjusted loss from operations may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

Adjusted loss from operations is calculated as follows:

(in thousands, except percentages)	Successor Entity	Predecessor Entity
	August 1, 2008 Through September 30, 2008	July 1, 2008 Through July 31, 2008	Three months ended September 30, 2007	January 1, 2008 Through July 31, 2008	Nine months ended September 30, 2007
Reconciliation of Net loss to Adjusted loss from operations:
Net loss as reported	$(4,854,023)	$(73,618)	$(145,378)	$(322,458)	$(443,563)
Add back Net loss items excluded from Adjusted loss from operations:
Interest and investment income	(3,963)	(594)	(3,495)	(3,013)	(11,277)
Interest expense, net of amounts capitalized	47,798	14,130	27,757	73,937	87,789
Gain on change in value of derivative	(242,223)	—	—	—	—
Income tax expense	672	508	105	1,512	(1,070)
Loss from redemption of debt	—	—	—	—	2,965
Loss from impairment of investments	—	2,625	481	2,625	36,305
Equity in net loss of equity method investment	3,089	1,835	4,546	10,385	12,723
Other expense (income)	4,074	1,048	2,915	6,543	7,022
Loss from operations	(5,044,576)	(54,066)	(113,069)	(230,469)	(309,106)
Depreciation and amortization	34,620	10,828	46,402	88,749	139,789
Impairment of goodwill	5,026,838	—	—	—	—
Stock-based compensation	5,611	4,033	19,987	34,485	48,198

Adjusted loss from operations	$22,493	$(39,205)	$(46,680)	$(107,235)	$(121,119)

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2008 Compared with the Nine Months Ended September 30, 2007

As of September 30, 2008, we had $215,348 in cash and cash equivalents compared with $231,187 as of September 30, 2007 and $156,686 as of December 31, 2007. We are required to maintain a minimum cash balance of $75 million in accordance with the provisions of our debt covenants.

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands, except percentages):

	Successor Entity	Predecessor Entity
	July 29, 2008 Through September 30, 2008	January 1, 2008 Through July 28, 2008	Nine months ended September 30, 2007
Cash flows provided by (used in) operating activities	$5,603	$(251,086)	$(95,869)
Cash flows provided by (used in) investing activities	17,507	(65,668)	(119,860)
Cash flows (used in) provided by financing activities	(627,283)	979,589	228,700

Net increase (decrease) in cash and cash equivalents	(604,173)	662,835	12,971
Cash and cash equivalents at beginning of period	819,521	156,686	218,216

Cash and cash equivalents at end of period	$215,348	$819,521	$231,187

Net Cash Used in Operating Activities

Net cash used in operating activities increased $149,614 to $245,483 for the nine months ended September 30, 2008 from $95,869 for the nine months ended September 30, 2007. The increase in the net cash used in operating activities is primarily attributable to a $120 million escrow payment made to MLB during 2008.

Net Cash Used in Investing Activities

Net cash used in investing activities was $48,161 for the nine months ended September 30, 2008 compared with net cash used in investing activities of $119,860 for the nine months ended September 30, 2007. The $71,699 decrease was primarily a result of a decrease in capital expenditures of $83,025. We will incur significant capital expenditures to construct and launch our new satellites and to improve our terrestrial repeater network and broadcast and administrative infrastructure.

Net Cash Used In Financing Activities

Net cash provided by financing activities increased $123,606 to $352,306 for the nine months ended September 30, 2008 from net cash provided by of $228,700 for the nine months ended September 30, 2007 primarily due to the proceeds received from Merger-related debt issuances during July and August 2008, offset by debt extinguishments in August and September 2008.

Financings and Capital Requirements

We have historically financed our operations through the sale of debt and equity securities. It will be difficult to obtain additional financing if prevailing instability in the credit and financial market continues.

Future Liquidity and Capital Resource Requirements

Debt Maturing in 2009. We have a substantial amount of debt maturing in 2009, including;

•	$250,000 revolving credit facility, which is fully drawn and matures on May 5, 2009;

•	$100,000 term loan which matures on May 5, 2009;

•	$33,200 of 10% Senior Secured Discount Convertible Notes that mature on December 31, 2009; and

•	$400,000 of 10% Convertible Senior Notes that mature on December 1, 2009.

Except for these maturities, we expect that our cash flow from operating activities will be sufficient to fund our projected cash needs. We may renegotiate the terms of our maturing debt obligations; exchange new debt securities for these obligations; and/or issue debt securities for cash to new holders. It may be difficult to obtain additional financing if the prevailing instability in the credit and financial markets continues into 2009. The incurrence of additional indebtedness would result in increased fiscal obligations and could contain restrictive covenants. These additional sources of funds may not be available or, if available, may not be available on terms favorable to us. If we are unable to refinance our maturing debt in 2009 our failure to repay the debt will result in an event of default under the indentures and agreements governing our debt which, if not cured or waived, could cause us to discontinue operations or seek a purchaser for our business or assets.

Operating Liquidity. Based upon our current plans, and other than our need to refinance our debt maturing in 2009, we believe that we have sufficient cash, cash equivalents and marketable securities to cover our estimated funding needs through cash flow breakeven, the point at which revenues are sufficient to fund expected operating expenses, capital expenditures, merger related costs, working capital requirements, interest payments and taxes. Our financial projections are based on assumptions, which we believe are reasonable but contain significant uncertainties.

Tightening credit policies could also adversely impact our operational liquidity by making it more difficult or costly for our subscribers to access credit, and could have an adverse impact on our operational liquidity as a result of possible changes to our payment arrangements that credit card companies and other credit providers could unilaterally make.

We regularly evaluate our plans and strategy. These evaluations often result in changes to our plans and strategy, some of which may be material and significantly change our cash requirements or cause us to achieve cash flow breakeven at a later date. These changes in our plans or strategy may include: the acquisition of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and acquisitions of third parties that own programming, distribution, infrastructure, assets, or any combination of the foregoing. In addition, our operations will also be affected by the FCC order approving the Merger which imposed certain conditions upon, among other things, our program offerings and our ability to increase prices.

In February 2008, we borrowed $187,500 under our $250,000 revolving credit facility (the “Revolving Credit Facility”). The proceeds were used for general corporate purposes, to fund our annual payment to Major League Baseball (“MLB”), to pay the 2007 amounts due under the Copyright Royalty Board decision, and to fund the settlement with various record labels. The interest rate for this borrowing under the Revolving Credit Facility as of September 30, 2008 was 4.75% and is based on 9-month LIBOR. All amounts drawn under the Revolving Credit Facility are due on May 5, 2009. The loans under the Revolving Credit Facility are secured by a lien on substantially all of our assets.

In May 2008, we borrowed $62,500, or the total remaining balance of the amount available, under the Revolving Credit Facility. The proceeds were used for general corporate purposes, including funding the escrow required under our agreement with MLB. The interest rate for this borrowing under the Revolving Credit Facility as of September 30, 2008 was 5.25% and is based on the prime rate plus a spread.

In June 2008, we borrowed $29,000 under our $150,000 senior secured credit facility with GM (the “GM Facility”) to satisfy payment obligations under the distribution agreement with GM. This was repaid on June 30, 2008, along with accrued interest of $190.

In June 2008, we entered into, and borrowed the full amount available under, a $100,000 credit agreement with UBS AG for a senior secured term loan. A portion of the proceeds of this loan were used to repay the amounts outstanding under the GM Facility. The GM Facility terminated as a result of the Merger.

In connection with the Merger in July 2008, we refinanced a substantial portion of our existing indebtedness through the issuance of $778,500 in senior subordinated notes and $550,000 in senior subordinated exchangeable notes. We used the proceeds received from these transactions to: tender for our $200,000 Senior Floating Rate Notes due 2013; tender for $600,000 of our 9.75% Senior Notes due 2014; and satisfy our $309,400 transponder repurchase obligation, both for debt and equity holders of a consolidated variable interest entity. XM repaid $594,740, or 99%, of the outstanding principal of the 9.75% Senior Notes due 2014.

2007 Stock Incentive Plan

We maintain a 2007 Stock Incentive Plan (the “2007 Plan”) under which officers, other employees and other key individuals of XM may be granted various types of equity awards, including restricted stock, stock units, stock options, stock appreciation rights, dividend equivalent rights and other stock awards. In connection with the Merger, the shares available for future grant under the 2007 Plan were adjusted using a conversion factor of 4.6 SIRIUS shares for 1 XM share. Since the Merger, there have been no grants of awards from the 2007 Plan. Stock option awards under the 2007 Plan generally vest ratably over three years based on continuous service; while restricted stock generally vests ratably over one or three years based on continuous service. Stock option awards are granted with an exercise price equal to the market price of our common stock at the date of grant and expire no later than ten years from the date of grant. Grants of equity awards other than stock options or stock appreciation rights reduce the number of shares available for future grant by 1.5 times the number of shares granted under such equity awards. As of September 30, 2008, there were 60,084,705 shares available for future grant under the 2007 Plan.

1998 Shares Award Plan

We maintain a 1998 Shares Award Plan (the “1998 Plan”) under which employees, consultants and non-employee directors of XM may be granted stock options and restricted stock awards. In connection with the Merger, the shares available for future grant under the 1998 Plan were adjusted using a conversion factor of 4.6 SIRIUS shares for 1 XM share. Since the Merger, there have been no grants of awards from the 1998 Plan. Stock option awards and restricted stock awards under the 1998 Plan generally vest ratably over three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant and expire no later than ten years from the date of grant. The 1998 Plan terminated in June 2008 and shares are no longer available for future grant.

XM Talent Option Plan

We maintain a Talent Option Plan (the “Talent Plan”) under which non-employee programming consultants to XM may be granted stock options awards. Stock option awards under the Talent Plan generally vest ratably over three years based on continuous service. In connection with the Merger, the shares available for future grant under the Talent Plan were adjusted using a conversion factor of 4.6 SIRIUS shares for 1 XM share. Stock option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant and expire no later than ten years from the date of grant. Since the Merger, there have been no grants of awards from the Talent Plan. As of September 30, 2008, there were 1,564,000 options available under the Talent Plan for future grant.

Contractual Cash Commitments

For a discussion of our “Contractual Cash Commitments” refer to Note 13 of the Notes to the unaudited condensed consolidated financial statements in Item 1. of this Form 10-Q.

Critical Accounting Policies

Revenue Recognition

We derive revenue primarily from subscribers, advertising, direct sales of merchandise and royalties. Revenue from subscribers consists of subscription fees; non-refundable activation fees; and the effects of rebates. Revenue is recognized as it is realized or realizable and earned.

We recognize subscription fees as service is provided to the subscriber. Prepaid subscription fees are recorded as deferred revenue and amortized to revenue ratably over the term of the applicable subscription plan.

At the time of sale, vehicle owners purchasing or leasing a vehicle with a subscription to our service typically receive between a three-month and one-year prepaid subscription. Prepaid subscription fees received from automakers are recorded as deferred revenue and amortized to revenue ratably over the service period, upon activation and sale to a customer. We reimburse automakers for certain costs associated with the satellite radio installed in the applicable vehicle at the time the vehicle is manufactured. The associated payments to the automakers are included in subscriber acquisition costs. Although we receive payments from the automakers, they do not resell our service; rather, automakers facilitate the sale of the service to our customers, acting similar to an agent. In the opinion of management, this is the appropriate characterization of our relationship since we are responsible for providing the service to the customers including being obligated to the customer in the case of an interruption of service.

Activation fees are recognized ratably over the estimated term of a subscriber relationship, currently estimated to be approximately 3.5 years. The estimated term of a subscriber relationship is based on market research and management’s judgment and, if necessary, will be revised in the future.

As required by Emerging Issues Task Force (“EITF”) No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), an estimate of rebates that are paid by us to subscribers is recorded as a reduction to revenue. For certain rebate promotions, for which a subscriber must remain active for a specified period of time to be considered eligible. In those instances, the estimate is recorded as a reduction to revenue over the required activation period.

We recognize revenue from the sale of advertising as the advertising is broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of Advertising revenue. We pay certain third parties a percentage of advertising revenue. Advertising revenue is recorded gross of such revenue share payments in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, as we are the primary obligor in the transaction. Advertising revenue share payments are recorded to Revenue share and royalties during the period in which the advertising is broadcast.

Equipment revenue from the direct sale of satellite radios and accessories is recognized upon shipment, net of discounts and rebates. Shipping and handling costs billed to customers are recorded as revenue. Shipping and handling costs associated with shipping goods to customers are recorded to Cost of equipment.

EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, provides guidance on how and when to recognize revenues for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. For certain bundled product and service promotions we allocate the revenue to subscription and equipment revenue based on their relative fair values.

Stock-Based Compensation

We account for equity instruments granted to employees in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires all share-based compensation payments to be recognized in the financial statements based on their fair value using an option pricing model. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. We use the Black-Scholes option-pricing model to value stock option awards and have elected to treat awards with graded vesting as a single award.

Fair value determined using Black-Scholes varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. We estimate the fair value of awards granted using the implied volatility of actively traded options on SIRIUS common stock (Successor periods) and on XM’s common stock (Predecessor periods). The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist contractual terms are used. The risk-free interest rate represents the daily treasury yield curve rate at the reporting date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.

The fair value of equity instruments granted to non-employees is measured in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The final measurement date of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Stock-based awards granted to employees, non-employees and members of our Predecessor board of directors generally include warrants, stock options, restricted stock and restricted stock units. The stock-based compensation cost recognized includes compensation cost for all stock-based awards granted to employees and members of our Predecessor board of directors (i) prior to, but not vested as of, January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Upon completion of the Merger, all outstanding vested and unvested options and warrants to purchase XM common stock outstanding under XM Benefit Plans were converted into options and warrants to purchase shares of SIRIUS common stock at the same ratio of exchange of XM for SIRIUS common stock in the Merger. Additionally, unvested restricted stock awards outstanding under XM Benefit Plans at the time of the Merger were converted into unvested restricted stock awards of SIRIUS common stock at the same exchange ratio. SIRIUS will satisfy awards and options granted under these plans through the issuance of new shares.

Subscriber Acquisition Costs

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a satellite radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios; commissions paid to retailers and automakers as incentives to purchase, install and activate radios; product warranty obligations; and provisions for inventory allowance. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of radios and revenue share payments to automakers and retailers of radios.

Subsidies paid to radio manufacturers and automakers are expensed upon shipment or installation. Commissions paid to retailers and automakers are expensed either upon activation or sale of radios.

Research & Development Costs

Research and development costs are expensed as incurred and primarily include the cost of new product development, chip set design, software development and engineering. For the periods July 1, 2008 through July 31, 2008, January 1, 2008 through July 31, 2008, August 1, 2008 through September 30, 2008 and the three and nine months ended September 30, 2007, we recorded research and development costs of $2,611, $23,045, $5,191, $8,343 and $23,812, respectively. These costs are reflected in Engineering, design and development expense in our unaudited condensed consolidated statements of operations.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, and FIN No. 48, Accounting for Uncertainty in Income Taxes. Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary based on the weight of available evidence, if it is considered more likely than not that all or some portion of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities. Subsequent to the Merger, XM files its income tax returns as a part of the SIRIUS consolidated group; however, provisions for income taxes are recorded by XM as if we filed separately.

Inventory

Inventory consists of finished goods, refurbished goods and other raw material components used in manufacturing radios. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. We record an estimated allowance for inventory that is considered slow moving and obsolete or whose carrying value is in excess of net realizable value.

Investments

Marketable Securities—We account for investments in marketable securities in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable securities consist of certificates of deposit, auction rate certificates and investments in debt and equity securities of other entities. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. Marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair market value. Unrealized gains and losses are included in Accumulated other comprehensive (loss) income, net of tax, as a separate component of Stockholders’ equity (deficit). Realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase, are included in Interest and investment income. The specific-identification method is used to determine the cost of all securities and the basis by which amounts are reclassified from Accumulated other comprehensive (loss) income into earnings.

Restricted Investments—We have certificates of deposit, money market funds and interest bearing accounts which are restricted as to their withdrawal.

Equity Method Investments—Investments in which we have the ability to exercise significant influence but not control are accounted for using the equity method. We recognize our share of net earnings or losses of the affiliate in Other income (expense) in our unaudited condensed consolidated statements of operations. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investments and their estimated fair values is recognized as an impairment when the loss in value is deemed other than temporary.

Cost Method Investments—Investments in equity securities that do not have readily determinable fair values and in which we do not have a controlling interest or are unable to exert significant influence are recorded at cost.

We adopted the provisions of SFAS No. 157, Fair Value Measurements, on January 1, 2008 as it applies to financial assets and liabilities. SFAS No. 157 establishes a fair value hierarchy for input into valuation techniques as follows: i) Level 1 input—quoted prices in active markets for identical instrument; ii) Level 2 input—observable market data for same or similar instrument but not Level 1; and iii) Level 3 input—unobservable inputs developed using the best information available. We use Level 3 inputs to fair value our investments in auction rate certificates issued by student loan trusts and 8% convertible unsecured subordinated debentures issued by XM Canada. See Note 8, Investments.

Investments are periodically reviewed for impairment and a write down is recorded whenever declines in fair value below carrying value are determined to be other than temporary. In making this determination, we consider, among other factors, the severity and duration of the decrease as well as the likelihood of a recovery within a reasonable timeframe.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives:

XM
Satellite system	2 – 16 years
Terrestrial repeater network	3 – 15 years
Broadcast studio equipment	3 – 15 years
Capitalized software and hardware	3 – 7 years
Satellite telemetry, tracking and control facilities	3, 4, 11 or 15 years
Furniture, fixtures, equipment and other	2 – 7 years
Building and improvements	14 – 47 years
Leasehold improvements	2 – 15 years

We operate four in-orbit satellites in our XM system, two of which function as in-orbit spares. The two in-orbit spare satellites were launched in 2001 while the other two were launched one in each of 2005 and 2006. We have an agreement with Space Systems/Loral to construct one additional satellite.

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

Goodwill and Other Intangible Assets

Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed in the Merger. We will perform an impairment test at least annually or more frequently if indicators of impairment exist. We are required to perform a two-step impairment test of goodwill under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The fair value of the entity is compared to its carrying value and if the fair value exceeds its carrying value then goodwill is not impaired. If the carrying value exceeds the fair value then we will compare the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss will be recorded by the amount the carrying value exceeds the implied fair value.

Other intangible assets with indefinite lives are tested for impairment at least annually or more frequently if indicators of impairment exist under the provisions of SFAS No. 142.

Other intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment under the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Reclassifications

Certain amounts in our Predecessor unaudited condensed consolidated financial statements have been reclassified to conform to the Sucessor presentation.

Allocations

SIRIUS XM allocates its overhead to the Company based on the estimated costs incurred by SIRIUS XM that pertain to the Company. The impact of cost allocation from SIRIUS XM during the period August 1 through September 30, 2008 is determined to be immaterial.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2008, we did not hold or issue any free-standing derivatives. Upon completion of the Merger, the convertible and exchangeable features became settled in SIRIUS common stock and subsequently were accounted for as embedded derivatives. In the event the debt holders exercise their conversion or exchange option, SIRIUS intends to issue additional common stock to fulfill the obligation.

Our results of operations are affected by changes in the valuation of our embedded derivatives. The value of our embedded derivatives is principally impacted by three variables: SIRIUS common stock price, interest rate and implied volatility. The effect of a 10% increase and decrease in stock price would have caused the gain on the embedded derivative to increase by $14.6 million and decrease by $13.8 million, respectively, during the three and nine months ended September 30, 2008. The effect of a 10% increase and decrease in the interest rate would have caused the gain on the embedded derivatives to increase by $0.6 million and decrease by $0.6 million, respectively, during the three and nine months ended September 30, 2008. The effect of a 10% increase and decrease in the implied volatility would have caused the gain on the embedded derivatives to increase by $12.3 million and decrease by $13.3 million, respectively, during the three and nine months ended September 30, 2008.

We hold investments in marketable securities, which consist of certificates of deposit. We classify our marketable securities as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.

Our long-term debt includes fixed interest rate and variable interest rate debt. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. The fair market value of our debt is sensitive to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2008. There have been no significant changes in our internal control over financial reporting or in other factors that could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting for the three months ended September 30, 2008.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

FCC Matters. In August 2008, we entered into two Consent Decrees to settle with the Enforcement Bureau of the Federal Communications Commission outstanding enforcement matters pending against SIRIUS and XM. In 2006, the FCC commenced investigations regarding the compliance of certain radios that include FM transmitters with the Commission’s rules, and the compliance of certain terrestrial repeaters with the special temporary authority granted by the Commission. The Consent Decrees terminated these inquiries.

As part of the Consent Decrees, we agreed, among other things, to:

•	adopt comprehensive compliance plans, and take steps to address any potentially non-compliant radios in the hands of consumers;

•

in the case of XM, within 60 days of the order adopting the Consent Decrees, shut down 50 variant terrestrial repeaters, and shut down or bring into compliance an additional 50 variant terrestrial repeaters;

•	in the case of SIRIUS, receive special temporary authority to operate two of its eleven variant terrestrial repeaters. These eleven terrestrial repeaters were shut off by SIRIUS in October 2006; and

•	make a voluntary contributions to the United States Treasury of approximately $17 million in the case of XM, and approximately $2 million in the case of SIRIUS.

We have taken all of these actions, and are in compliance with the terms of the Consent Decrees.

FCC Merger Order. On July 25, 2008, the FCC adopted an order approving the Merger. The order became effective immediately upon adoption. This order was published in the Federal Register on September 8, 2008. On September 4, 2008, Mt. Wilson FM Broadcasters, Inc. filed a Petition for Reconsideration of the FCC’s merger order. This Petition for Reconsideration remains pending.

Appellate Review of FCC Merger and Consent Decree Orders. Two different parties, U.S. Electronics and Michael Hartleib, have sought appellate review of the FCC’s decision regarding the Merger. Each party also challenged the FCC’s decision to enter into the consent decrees mentioned above. These matters were both filed in the United States Court of Appeals for the D.C. Circuit, and have been consolidated by the court. We have moved to intervene, and that motion has been granted. Subsequent to filing its initial request for appellate review, U.S. Electronics moved to both amend its original filing and submit an additional notice of appeal in order to comply with the statutory requirements for review of agency decisions. The FCC has moved to dismiss both the Hartleib and the U.S. Electronics requests for review on the grounds that neither party has standing to challenge the merger order or the consent decrees, and has further argued that the agency’s decision to enter into a consent decree is not reviewable by the court in these circumstances. Separately, the court issued a show cause order on its own motion that requires U.S. Electronics to demonstrate why its additional notice of appeal should not be dismissed as untimely.

Copyright Royalty Board Proceeding. In January 2008, the Copyright Royalty Board, or CRB, of the Library of Congress issued its decision regarding the royalty rate payable by us under the statutory license covering the performance of sound recordings over our satellite digital audio radio services for the six-year period starting January 1, 2007 and ending December 31, 2012. Under the terms of the CRB’s decision, we will pay a royalty of 6.0% of gross revenues, subject to certain exclusions, for 2007 and 2008, 6.5% for 2009, 7.0% for 2010, 7.5% for 2011 and 8.0% for 2012. SoundExchange has appealed the decision of the CRB to the United States Court of Appeals for the District of Columbia Circuit. Final briefs in this matter are scheduled to be submitted to the United States Court of Appeals for the District of Columbia Circuit by the end of February 2009.

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc and Warner Bros. Records Inc. v. XM Satellite Radio Inc. In May 2006, the plaintiffs filed this action in the United States District Court for the Southern District of New York. The complaint seeks monetary damages and equitable relief and alleges that XM radios that include advanced recording functionality infringe upon plaintiffs’ copyrighted sound recordings. XM filed a motion to dismiss this matter, and that motion was denied in January 2007. We have resolved the lawsuit with respect to Universal Music Group, Warner Music Group, Sony BMG Music Entertainment and EMI Group, and each of these parties have withdrawn as a party to the lawsuit And this lawsuit has been dismissed.

Music publishing companies and certain other record companies also have filed lawsuits, purportedly on a class basis, with similar allegations. We believe these allegations are without merit and that these products comply with applicable copyright law, including the Audio Home Recording Act, and we intend to vigorously defend this matter. There can be no assurance regarding the ultimate outcome of these matters, or the significance, if any, to our business, consolidated results of operations or financial position.

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. In January 2006, the plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that XM engaged in a deceptive trade practices under Arkansas and other state laws by representing that its music channels are commercial-free. The court stayed the litigation and directed the parties to arbitration. XM instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in its customer service agreement. The plaintiff has filed a counterclaim in the arbitration on behalf of the class that he seeks to represent. We believe the matter is without merit and intend to vigorously defend the ongoing arbitration. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to our business, consolidated results of operations or financial position.

Other Matters. In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including actions filed by former employees, parties to contracts or leases and owners of patents, trademarks, copyrights or other intellectual property. None of these actions are, in our opinion, likely to have a material adverse effect on our business or financial results.

ITEM 1A. RISK	FACTORS

On July 21, 2008 we updated and made certain material changes to our risk factors included in Part I, Item 1A of our Form 10-K and filed these updated risk factors with the SEC as Exhibit 99.4 to the Current Report on Form 8-K (the “Form 8-K”). The risk factors included in the exhibit to the Form 8-K are incorporated by reference into this report. Other than as set forth below, there have been no material changes to the risk factors previously disclosed on the Form 8-K and incorporated by reference into this report.

General

Our and our parent company’s indebtedness is substantial. We need to refinance portions of our debt in the near term, which refinancing may not be available.

We and SIRIUS, our parent company, have approximately $1 billion of debt maturing in 2009, including;

•	At SIRIUS, $209,228,000 of 2½% Convertible Notes that mature on February 15, 2009;

•	At SIRIUS, $1,744,000 of 8¾% Convertible Subordinated Notes that mature on September 29, 2009;

•	At Inc., a $250,000,000 revolving credit facility, which is fully drawn and matures on May 5, 2009;

•	At Inc., a $100,000,000 term loan which matures on May 5, 2009;

•	At XM, $400,000,000 of 10% Convertible Senior Notes that mature on December 1, 2009; and

•	At XM and Inc. (as co-obligors), $33,200,000 of 10% Senior Secured Discount Convertible Notes that mature on December 31, 2009.

As a result of these maturities, our cash flows from operating activities will not be sufficient to fund our projected cash needs in 2009. We may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding. An inability to access additional sources of liquidity to fund our cash needs in 2009 or thereafter or to refinance or otherwise fund the repayment of our maturing debt could adversely affect our growth, our financial condition, our results of operations, and our ability to make payments on our debt, and could force us to seek the protection of the bankruptcy laws. It will be more difficult to obtain additional financing if prevailing instability in the credit and financial markets continues. Tightening credit policies could also adversely impact our operational liquidity by making it more difficult or costly for our customers to access credit, and could have an adverse impact on our operational liquidity as a result of possible changes to our payment arrangements that credit card companies and other credit providers could unilaterally make.

SIRIUS is our sole stockholder and our business is operated as an unrestricted subsidiary under SIRIUS’ indebtedness. Under certain circumstances, SIRIUS may be unwilling or unable to contribute or loan us capital to support our operations. To the extent our funds are insufficient to support our business, we may be required to seek additional financing, which may not be available on favorable terms, or at all. If we are unable to secure additional financing we could be forced to seek the protection of the bankruptcy laws.

Our operations will also be affected by the FCC order approving the merger. In addition, our future liquidity may be adversely affected by, among other things, changes in our operations or business plans, or by the nature and extent of the benefits, if any, achieved by operating as a wholly-owned subsidiary of SIRIUS.

Our substantial indebtedness could adversely affect our financial health.

As of September 30, 2008, we and SIRIUS had an aggregate principal amount of approximately $3.3 billion of indebtedness.

Our substantial indebtedness has important consequences. For example, it:

•	limits both SIRIUS’ and our ability to borrow additional funds;

•	limits both SIRIUS’ and our flexibility in planning for, or reacting to, changes in their business and industry;

•	increases SIRIUS’ and our vulnerability to general adverse economic and industry conditions;

•

requires SIRIUS and us to dedicate a substantial portion of their cash flow from operations to payments on its indebtedness, reducing the availability of its cash flow to fund working capital, capital expenditures and other general corporate activities; and

•	places SIRIUS and us at a competitive disadvantage compared to competitors that have less debt.

Interest costs related to our debt is substantial and, as a result, the demands on our cash resources are significant. Our high level of indebtedness reduces funds available for investment in research and development and capital expenditures and may create competitive disadvantages compared to other companies with lower debt levels.

Our indebtedness also contains covenants that, among other things, restrict our ability to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. Failure to comply with the covenants contained in the indentures and agreements governing this debt could result in an event of default, which, if not cured or waived, could cause us, SIRIUS or both to seek the protection of the bankruptcy laws, discontinue operations or seek a purchaser for our or its business or assets.

We are required to maintain a minimum cash balance of $75 million under our revolving credit facility. If our cash balance falls below $75 million, we would need to obtain a waiver from our bank lenders to avoid a default. No assurance can be given that we would be able to obtain such a waiver or otherwise avoid a default under our revolving credit facility.

Failure of third parties to perform could adversely affect our business.

Our business depends in part on the efforts of third parties, especially the efforts of:

•	automakers that manufacture, market and sell vehicles capable of receiving our service;

•	radio manufacturers that manufacture and distribute satellite radios;

•	companies that manufacture and sell integrated circuits for satellite radios;

•	programming providers and on-air talent, including Howard Stern;

•	retailers that market and sell satellite radios and promote subscriptions to our service; and

•	third party vendors that have designed, built, support or operate important elements of our system, such as our satellites and customer service facilities.

If one or more of these third parties does not perform in a sufficient or timely manner, our business will be adversely affected and we could be placed at a long-term disadvantage.

The sale and lease of vehicles with satellite radios and sales of satellite radios in the retail market are important sources of subscribers for us. Current economic conditions, particularly the dramatic and recent slowdown in auto sales, have negatively impacted our subscriber growth for 2008 and 2009. Subscription growth in the OEM channel is dependent on automotive sales and vehicle production by OEMs. Automotive sales and production are dependent on many factors, including general economic conditions, consumer confidence and fuel costs. To the extent vehicle sales by OEMs continue to decline (including vehicle sales by GM, our highest volume OEM), or the penetration of factory-installed satellite radios in those vehicles is reduced, and there is no offsetting growth in vehicle sales or increased penetration by other OEMs, our subscriber growth will be adversely impacted.

We do not manufacture satellite radios or accessories, and we depend on manufacturers and others for the production of radios and their component parts. If one or more manufacturers does not produce radios in a sufficient quantity to meet demand, or if such radios do not perform as advertised or were defective, sales of our services and our reputation could be adversely affected.

We do not manufacture, import, or distribute satellite radios, but, in many cases, we do design, establish specifications for, source parts and components for, and manage various aspects of the logistics and production of radios. As a result of these activities, we may be exposed to liabilities associated with the design, manufacture and distribution of radios that the providers of an entertainment service would not customarily be subject to, such as liabilities for design defects, patent infringement and compliance with applicable laws, as well as the costs of returned product.

The anticipated benefits of the Merger may not be realized fully (or at all) or may take longer to realize than expected.

The Merger involved the integration of two companies that have previously operated independently with principal offices in two distinct locations and technologically different satellite radio platforms. We are devoting significant management attention and resources to integrating the companies. Delays in this process could adversely affect our business, financial results and financial condition. Even if we were able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration or that these benefits will be achieved within a reasonable period of time. In addition, the indentures governing our indebtedness and indebtedness of SIRIUS contain covenants that restrict the integration of these two operating companies.

Undertakings made to the FCC will affect our business in the future.

We and SIRIUS have agreed with the FCC that the combined company will implement a number of voluntary commitments. The combined company is bound by these voluntary commitments. As such, a failure by the combined company to abide by these conditions could result in fines, additional license conditions, license revocation or other detrimental FCC actions.

Our parent company’s common stock may be delisted by Nasdaq.

SIRIUS’ common stock is currently listed on the Nasdaq Global Select Market. Nasdaq rules require, among other things, that the minimum bid price of our common stock be at least $1.00, On October 16, 2008, Nasdaq suspended the $1.00 per share minimum bid requirement until January 16, 2009. September 19, 2008 is the last day SIRIUS’ common stock traded above $1.00 per share. If Nasdaq reinstates the minimum bid price rule and SIRIUS’ common stock closes below $1.00 for more than 30 consecutive trading days and SIRIUS is unable to cure such defect within a 180-day cure period, Nasdaq could delist SIRIUS’ common stock from the Nasdaq Global Select Market. Such delisting would likely have an adverse impact on the liquidity of SIRIUS’ common stock and, as a result, the market price for SIRIUS’ common stock may become more volatile and significantly decline. Such delisting may also result in an event of default under certain of SIRIUS’ debt and adversely affect the ability to refinance SIRIUS’ and our existing debt. At SIRIUS’ annual meeting of stockholders scheduled to be held in December 2008, SIRIUS has asked its stockholders to authorize its board of directors to effect a reverse stock split.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Bylaws of Vernon Merger Corporation (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed July 30, 2008).

3.2	Amended and Restated Bylaws of XM Satellite Radio Inc. (incorporated by reference to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.1	Indenture, dated as of July 31, 2008, among XM Escrow LLC and The Bank of New York Mellon, relating to the 13% Senior Notes due 2014 (incorporated by reference to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.2	Indenture, dated as of August 1, 2008 among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment LLC, XM Radio Inc., Sirius XM Radio Inc. and The Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.3	First Supplemental Warrant Agreement, dated July 28, 2008, among Sirius XM Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York Mellon, relating to the Warrants, dated March 15, 2000, with the United States Trust Company of New York as warrant agent (incorporated by reference to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.4	First Supplemental Warrant Agreement, dated July 28, 2008, among Sirius XM Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York Mellon, relating to the Warrants, dated January 28, 2003, with The Bank of New York Mellon as warrant agent (incorporated by reference to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.5	Written instrument, dated July 28, 2008, among Sirius XM Radio Inc., XM Satellite Radio Holdings Inc. and Vernon Merger Corporation, relating to the Warrant Agreement with Space Systems / Loral, dated June 3, 2005 (incorporated by reference to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.6	Written instrument, dated July 28, 2008, among Sirius XM Radio Inc., XM Satellite Radio Holdings Inc. and Vernon Merger Corporation, relating to the Warrant Agreement with Boeing Satellite Systems International Inc., dated July 31, 2003 and assigned to Bank of America, N.A. on May 24, 2006 (incorporated by reference to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.7	Registration Rights Agreement, dated August 1, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., Sirius XM Radio Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.8	Purchase Agreement, dated as of July 24, 2008, among XM Escrow LLC, XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 13% Senior Notes due 2014 (incorporated by reference to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.9	Purchase Agreement, dated as of July 28, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., Sirius XM Radio Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.10	Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, relating to the 13% Senior Notes due 2014 (incorporated by reference to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.11

Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Inc., XM Escrow LLC and The Bank of New York Mellon, relating to the 13% Senior Notes due 2014 (incorporated by reference to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

Exhibit No.	Description

4.12	First Supplemental Indenture, dated July 24, 2008, by and between XM Satellite Radio Holdings Inc. and The Bank of New York Mellon, relating to the 1.75% Convertible Senior Notes due 2009 (incorporated by reference to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.13	Second Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Holdings Inc., Sirius XM Radio Inc. and The Bank of New York Mellon, relating to the 1.75% Convertible Senior Notes due 2009 (incorporated by reference to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.14	Waiver and Letter Agreement, dated as of July 14, 2008, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain beneficial owners of the 9.75% Senior Notes due 2014 (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on July 17, 2008).

4.15	Consent and Amendment Agreement, dated as of July 10, 2008, by and among XM Satellite Radio Holdings Inc. and the undersigned holders of XM’s 1.75% Convertible Senior Notes due 2009 (incorporated by reference to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.16	First Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Inc., as issuer, XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.17

Second Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Inc., as issuer, XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Sirius XM Radio Inc.’s Quarterly Report on Form

10-Q for the quarter ended September 30, 2008).

4.18	First Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, relating to the Senior Floating Rate Notes due 2013 (incorporated by reference to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.19	Notice from XM Satellite Radio Holdings Inc., dated July 28, 2008, relating to the 10% Senior Secured Discount Convertible Notes due 2009 (incorporated by reference to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.20	Fifth Amendment to Credit Agreement, dated July 22, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., JPMorgan Chase Bank, Credit Suisse Securities LLC, Citicorp North America Inc., J.P. Morgan Securities Inc., and UBS Securities LLC (incorporated by reference to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.21	First Amendment to Credit Agreement, dated as of July 22, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders named therein and UBS AG, Stamford Branch, as administrative agent (incorporated by reference to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.22	Bill of Sale and Termination Agreement, dated September 15, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., Satellite Leasing (702-4), LLC, Wells Fargo Bank Northwest, National Association, Satellite Leasing Trust (702-4), LLT and The Bank of New York Mellon, relating to the Satellite Transponder Sale-Leaseback Agreement (incorporated by reference to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.23	Confirmation of Assumption, dated July 28, 2008, by XM Satellite Radio Holdings Inc of the obligations under the Satellite Transponder Sale-Leaseback Agreement (incorporated by reference to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

Exhibit No.	Description

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

^	Incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-83619.
*	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.
**	Confidential treatment has been requested with respect to portions of this Exhibit that have been omitted by redacting a portion of the text.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XM SATELLITE RADIO HOLDINGS INC.

	By:	/s/ DAVID J. FREAR
David J. Frear Executive Vice President and Chief Financial Officer (Principal Financial Officer)
November 11, 2008
XM SATELLITE RADIO INC.

	By:	/s/ DAVID J. FREAR
David J. Frear Executive Vice President and Chief Financial Officer (Principal Financial Officer)
November 11, 2008